Form 10-Q
period 2021-03-31
Sana Biotechnology, Inc.
filed 2021-05-05
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-39941

Sana Biotechnology, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1381173
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
188 East Blaine Street, Suite 400 Seattle, Washington 98102
(Address of principal executive offices)

Registrant’s telephone number, including area code: (206) 701-7914

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	SANA	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2021, the registrant had 187,675,648 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including those statements highlighted below. In some cases, you can identify these statements by forward-looking words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” “would,” or “will,” the negative of these terms, and other comparable terminology. These forward-looking statements, which are subject to risks, include, but are not limited to, statements about:

•	our expectations regarding the potential market size and size of the potential patient populations for our product candidates and any future product candidates, if approved for commercial use;
•	our clinical and regulatory development plans;
•	our expectations with regard to the results of our clinical studies, preclinical studies and research and development programs, including the timing and availability of data from such studies;
•	the timing of commencement of future nonclinical studies and clinical trials and research and development programs;
•	our ability to acquire, discover, develop and advance product candidates into, and successfully complete, clinical trials;
•	our intentions and our ability to establish collaborations and/or partnerships;
•	the timing or likelihood of regulatory filings and approvals for our product candidates;
•	our commercialization, marketing and manufacturing, including the buildout of our own manufacturing facility, capabilities and expectations;
•	impact from future regulatory, judicial, and legislative changes or developments in the United States and foreign countries;
•	our intentions with respect to the commercialization of our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	the potential effects of public health crises, such as the COVID-19 pandemic, on our preclinical and clinical programs and business;
•	our expectations regarding the impact of the COVID-19 pandemic on our business;
•	the implementation of our business model and strategic plans for our business and product candidates, including additional indications for which we may pursue;
•	our ability to effectively manage our growth, including our ability to retain and recruit personnel, and maintain our culture;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our expected use of proceeds from our initial public offering and our existing cash, cash equivalents, and marketable securities;
•	the performance of our third-party suppliers and manufacturers;
•	our future financial performance;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and
•	developments and projections relating to our competitors and our industry, including competing products.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sana Biotechnology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$750,687	$124,806
Marketable securities	209,550	253,458
Prepaid expenses and other current assets	7,237	6,203
Total current assets	967,474	384,467
Property and equipment, net	50,986	46,775
Operating lease right-of-use assets	61,770	63,168
Restricted cash	2,143	2,143
Long-term marketable securities	21,627	33,731
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	644	190
TOTAL ASSETS	$1,304,466	$730,296
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,258	$2,253
Accrued compensation	10,811	16,020
Accrued expenses and other current liabilities	11,171	9,466
Operating lease liabilities	3,910	3,712
Success payment liabilities	5,000	-
Total current liabilities	35,150	31,451
Operating lease liabilities, net of current portion	66,349	68,197
Contingent consideration	133,294	121,901
Success payment liabilities, net of current portion	187,151	76,494
Other non-current liabilities	539	540
Total liabilities	422,483	298,583
Commitments and contingencies (Note 10)
Convertible preferred stock, $0.0001 par value; zero and 537,786 shares authorized as of March 31, 2021 and December 31, 2020, respectively; zero and 134,113 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of zero and $926,666 as of March 31, 2021 and December 31, 2020, respectively	-	852,897
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 50,000 and zero shares authorized as of March 31, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value; 750,000 and 707,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 178,941 and 16,170 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	18	2
Additional paid-in capital	1,491,958	8,216
Accumulated other comprehensive income	56	30
Accumulated deficit	(610,049)	(429,432)
Total stockholders' equity (deficit)	881,983	(421,184)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,304,466	$730,296

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$168,930	$27,320
General and administrative	11,821	5,955
Total operating expenses	180,751	33,275
Loss from operations	(180,751)	(33,275)
Interest income, net	121	395
Other income, net	13	5
Net loss	$(180,617)	$(32,875)
Net loss per share, basic and diluted	$(1.52)	$(3.04)
Weighted-average shares outstanding, basic and diluted	119,131	10,820

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(180,617)	$(32,875)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities, net	26	(10)
Total comprehensive loss	$(180,591)	$(32,885)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance as of December 31, 2020	134,113	$852,897	16,170	$2	$8,216	$30	$(429,432)	$(421,184)
Conversion of convertible preferred stock into common stock, upon initial public offering	(134,113)	(852,897)	134,113	13	852,884	-	-	852,897
Issuance of common stock in initial public offering, net of $49,220 in offering costs	-	-	27,025	3	626,402	-	-	626,405
Vesting of restricted stock	-	-	1,428	-	-	-	-
Exercise of stock options	-	-	205	-	298	-	-	298
Stock-based compensation expense	-	-	-	-	4,158	-	-	4,158
Unrealized gain on marketable securities, net	-	-	-	-	-	26	-	26
Net loss	-	-	-	-	-	-	(180,617)	(180,617)
Balance as of March 31, 2021	-	$-	178,941	$18	$1,491,958	$56	$(610,049)	$881,983

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of December 31, 2019	106,890	$417,359	10,003	$1	$1,558	$26	$(144,127)	$(142,542)
Vesting of restricted stock	-	-	1,427	-	-	-	-	-
Exercise of stock options	-	-	2	-	2	-	-	2
Stock-based compensation expense	-	-	-	-	755	-	-	755
Unrealized loss on marketable securities, net	-	-	-	-	-	(10)	-	(10)
Net loss	-	-	-	-	-	-	(32,875)	(32,875)
Balance as of March 31, 2020	106,890	$417,359	11,432	$1	$2,315	$16	$(177,002)	$(174,670)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(180,617)	$(32,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,247	1,265
Stock-based compensation expense	4,158	755
Change in fair value of contingent consideration	11,393	362
Change in fair value of success payment liabilities	115,657	552
Non-cash expense in connection with license agreement	-	373
Non-cash expense for operating lease right-of-use assets	1,398	784
Other non-cash items, net	(1,013)	350
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,614)	(501)
Accounts payable	1,599	2,370
Accrued expenses and other liabilities	(3,121)	(2,982)
Net cash used in operating activities	(49,913)	(29,547)
INVESTING ACTIVITIES:
Purchases of marketable securities	(44,811)	-
Proceeds from sales and maturities of marketable securities	100,342	44,781
Purchases of property and equipment	(6,440)	(5,600)
Net cash provided by investing activities	49,091	39,181
FINANCING ACTIVITIES:
Proceeds from initial public offering of common stock, net of offering costs	626,405	-
Proceeds from exercise of stock options	298	2
Net cash provided by financing activities	626,703	2
Net increase in cash, cash equivalents, and restricted cash	625,881	9,636
Cash, cash equivalents, and restricted cash at beginning of period	126,949	81,807
Cash, cash equivalents, and restricted cash at end of period	$752,830	$91,443
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Tenant improvement allowance included in operating lease liabilities	$8,515	$3,837
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,157	$644
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$14,271

See accompanying notes.

Sana Biotechnology, Inc.

Notes to Condensed Consolidated Financial Statements

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

Reverse stock split

In January 2021, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-4 reverse stock split of shares of the Company’s common and convertible preferred stock, which was effected on January 27, 2021. The par value per share and authorized shares of common and convertible preferred stock were not adjusted as a result of the reverse stock split. All share and per share information included in the accompanying condensed consolidated financial statements have been adjusted to reflect the reverse stock split.

Initial public offering

In February 2021, the Company successfully completed its initial public offering (IPO) of its common stock. In connection with its IPO, the Company issued 27.0 million shares of its common stock, including 3.5 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price of $25.00 per share, and received $626.4 million in net proceeds, after deducting underwriting discounts and commissions of $45.2 million and offering expenses of $4.0 million. At the closing of the IPO, 134.1 million shares of convertible preferred stock then outstanding were automatically converted into shares of common stock. The related carrying value of the converted preferred stock of $852.9 million was reclassified to common stock and additional paid in-capital.

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

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of March 31, 2021, the Company had cash, cash equivalents, and marketable securities of $981.9 million, and an accumulated deficit of $610.0 million, which includes non-cash charges of $189.7 million and $82.0 million related to the revaluation of the success payment liabilities and contingent consideration, respectively.

2. Summary of significant accounting policies

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 24, 2021 (2020 Form 10-K). The significant accounting policies used in preparation of these condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are consistent with those discussed in Note 2 in the 2020 Form 10-K.

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates in the Company’s condensed consolidated financial statements relate to success payment liabilities, contingent consideration, business combinations, accrued expenses, and the valuation of stock options.

Recent accounting pronouncements

Recently adopted

Accounting Standards Updates (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements, ASU No. 2019-05 Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements (ASU 2016-13). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which the carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows companies an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The Company adopted ASU 2016-13 effective January 1, 2021. The adoption of the guidance did not have a material impact on the condensed consolidated financial statements and related disclosures, and there was no allowance for losses on available-for-sale debt securities attributable to credit risk for the three months ended March 31, 2021.

Not yet adopted

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

The primary asset acquired in the acquisition was IPR&D technology related to Oscine’s glial progenitor ex vivo cell engineering programs focused on brain disorders. The Company evaluated the acquisition and determined the screen test, as permitted under ASC 805, Business Combinations, was met as the $8.5 million purchase price represented consideration for a single identifiable asset related to the technology. The Company concluded the asset acquired did not meet the definition of a business, and the asset had no alternative future use. The transaction was accounted for as an asset acquisition and the purchase price of $8.5 million was recorded in research and development expense for the three months ended September 30, 2020.

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

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company agreed to pay contingent consideration of up to an aggregate of $500.0 million upon the achievement of certain pre-specified development milestones (Cobalt Contingent Consideration), and a Cobalt Success Payment of up to $500.0 million, payable in cash or stock, at the Company’s discretion. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, which are an IPO and periodically thereafter, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company has an active program based on the fusogen technology in a clinical trial pursuant to an investigational new drug application (IND), or has filed for, or received approval for, a biologics license application (BLA) or new drug application (NDA). The Cobalt Success Payment can be achieved over a maximum of 20 years but could be shorter upon the occurrence of certain events. The IPO in February 2021 did not trigger a success payment to Cobalt.

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

The following table sets forth the different market capitalizations and resulting potential Cobalt Success Payment and additional potential Cobalt Contingent Consideration if there is a change of control subsequent to the IPO:

Sana market capitalization upon a change of control and resulting impact to Cobalt Success Payment and additional potential Cobalt Contingent Consideration	Cobalt Success Payment	Additional potential Cobalt Contingent Consideration
	(in millions)
Equal to or exceeds $8.1 billion	$500	$-
Equal to or exceeds $7.4 billion, but less than $8.1 billion	150	350
Equal to or exceeds $6.8 billion, but less than $7.4 billion	100	400
Less than $6.8 billion	-	500

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value with changes in fair value recognized in research and development expense. As of March 31, 2021 and December 31, 2020, the estimated fair value of the Cobalt Success Payment liability was $156.5 million and $64.7 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $133.3 million and $121.9 million, respectively. For the three months ended March 31, 2021 and 2020, the Company recognized $91.8 million and $0.3 million in research and development expense in connection with the change in fair value of the Cobalt Success Payment, respectively, and $11.4 million and $0.4 million in research and development expense in connection with the change in fair value of the Cobalt Contingent Consideration, respectively.

4. Intangible asset and goodwill

As of March 31, 2021, the Company had an intangible asset of $59.2 million, which consists of in-process research and development (IPR&D) acquired in 2019 from the Cobalt acquisition. The IPR&D is classified as indefinite-lived until the successful completion of the associated research and development technology, at which point it becomes a finite-lived asset that will be amortized over its estimated useful life. As of March 31, 2021, there was no amortization of the intangible asset. As of March 31, 2021, the Company had goodwill of $140.6 million. The goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired from the Cobalt acquisition in 2019. There were no impairments of the intangible asset or goodwill since the acquisition.

5. License and collaboration agreements

President and Fellows of Harvard College

In March 2019, the Company entered into an exclusive license agreement with the President and Fellows of Harvard College (Harvard) to access certain intellectual property for the development of hypo-immune cells.

Under the terms of the agreement, the Company may be required to make Harvard Success Payments up to an aggregate of $175.0 million, payable in cash, based on increases in the fair value of the Company’s common stock. The potential success payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at pre-determined valuation measurement dates which include: the one year anniversary of the IPO and periodically thereafter, a merger, an asset sale, the sale of the majority of the shares held by the Company’s Series A convertible preferred stockholders, and the last day of the term of the success payments. The first Harvard valuation measurement date is expected to occur in February 2022, one year from the IPO. The aggregate amount of the Harvard Success Payments does not exceed an aggregate of $175.0 million, which would only occur upon a 40x increase in value. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard are credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. The following table summarizes the potential success payments and common stock price required for payment:

Multiple of Equity Value at Issuance	5x	10x	20x	30x	40x
Per share common stock price required for payment	$20.00	$40.00	$80.00	$120.00	$160.00
Success payment(s) (in millions)	$5.0	$15.0	$30.0	$50.0	$75.0

As of March 31, 2021 and December 31, 2020, the estimated fair value of the Harvard Success Payment liability was $35.7 million and $11.8 million, respectively. As of March 31, 2021 and December 31, 2020, $5.0 million and zero was recorded in short-term liabilities, and $30.7 million and $11.8 million were recorded in long-term liabilities in the condensed consolidated balance sheet, respectively. For the three months ended March 31, 2021 and 2020, the Company recognized $23.9 million and $0.2 million, respectively, in research and development expense of in connection with the change in the estimated fair value of the Harvard Success Payment liability.

In connection with this agreement, the Company also paid Harvard a license payment of $6.0 million in June 2020 that was contingent upon the closing of the Company’s Series B convertible preferred stock financing.

6. Restricted cash

As of March 31, 2021 and December 31, 2020, the Company maintained standby letters of credit of $2.1 million, which are collateralized with a bank account at a financial institution in accordance with the lease agreements.

7. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		March 31, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$708,413	$-	$-	$708,413
U.S. government and agency securities	Level 2	2,400	-	-	2,400
Corporate debt securities	Level 2	552	-	-	552
Total cash equivalents		711,365	-	-	711,365
Short-term marketable securities:
U.S. government and agency securities	Level 2	193,058	56	(1)	193,113
Corporate debt securities	Level 2	16,444	-	(7)	16,437
Total short-term marketable securities		209,502	56	(8)	209,550
Long-term marketable securities:
U.S. government and agency securities	Level 2	17,437	7	-	17,444
Corporate debt securities	Level 2	4,182	1	-	4,183
Total long-term marketable securities		21,619	8	-	21,627
Total financial assets		$942,486	$64	$(8)	$942,542
Financial liabilities:
Short-term financial liabilities:
Success payment liabilities	Level 3	$5,000	$-	$-	$5,000
Long-term financial liabilities:
Contingent consideration	Level 3	133,294	-	-	$133,294
Success payment liabilities	Level 3	187,151	-	-	187,151
Total financial liabilities		$325,445	$-	$-	$325,445

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$48,359	$-	$-	$48,359
U.S. government and agency securities	Level 2	40,727	1	(1)	40,727
Corporate debt securities	Level 2	1,138	-	-	1,138
Total cash equivalents		90,224	1	(1)	90,224
Short-term marketable securities:
U.S. government and agency securities	Level 2	244,637	30	(5)	244,662
Corporate debt securities	Level 2	8,798	-	(2)	8,796
Total short-term marketable securities		253,435	30	(7)	253,458
Long-term marketable securities:
U.S. government and agency securities	Level 2	33,724	7	-	33,731
Total long-term marketable securities		33,724	7	-	33,731
Total financial assets		$377,383	$38	$(8)	$377,413
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	$121,901	$-	$-	$121,901
Success payment liabilities	Level 3	76,494	-	-	76,494
Total financial liabilities		$198,395	$-	$-	$198,395

The Company measures the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. The Level 2 marketable securities include U.S. government, agency securities, and corporate debt securities and are valued based on either recent trades of securities in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

Securities in an unrealized loss position have been in an unrealized loss position for less than one year. The Company determined that there was no material change in the credit risk of the above investments during the three months ended March 31, 2021. As such, an allowance for credit losses would not be recognized. As of March 31, 2021, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of March 31, 2021, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of March 31, 2021, the balance in accumulated other comprehensive income included the net unrealized gains related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2021 or 2020.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2020	$121,901	64,694	$11,800
Changes in fair value	11,393	91,757	23,900
Balance as of March 31, 2021	$133,294	$156,451	$35,700

Contingent consideration

The Company utilizes significant estimates and assumptions it believes would be made by a market participant in determining the estimated fair value of the Cobalt Contingent Consideration at each balance sheet date. The fair value of the Cobalt Contingent

Consideration was determined by calculating the probability-weighted estimated value of the pre-specified development milestone payments based on the assessment of the likelihood and estimated timing that the milestones would be achieved, and the applicable discount rates. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions are obtained.

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	March 31, 2021		December 31, 2020
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	8.3% - 9.7%	8.8%	10.5% - 10.8%	10.6%
Probability of milestone achievement	5.0% - 65.0%	27.9%	2.5% - 65.0%	27.6%

The weighted-average unobservable inputs were calculated based on the relative value of the pre-specified development milestones. The estimated fair value of the Cobalt Contingent Consideration may change significantly as development progresses and additional data are obtained, impacting the assumptions regarding probabilities of successful achievement of the milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. In evaluating the fair value assumptions, judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions, inputs, and/or different valuation techniques could result in materially different fair value estimates.

Success payments

The Company utilizes significant estimates and assumptions in determining the estimated fair value of the success payment liabilities, and the associated expense or gain at each balance sheet date. The estimated fair value of the Cobalt and Harvard success payment liabilities was determined using a Monte Carlo simulation methodology which models the estimated fair value of the liability based on several key assumptions including: the expected volatility, remaining term, risk-free interest rate, estimated number and timing of valuation measurement dates on the basis of which payment may be triggered, and for the Cobalt Success Payment, the Company’s market capitalization, and for the Harvard Success Payments, the per share fair value of the Company’s common stock.

The fair values of the Cobalt and Harvard success payment liabilities were calculated using the following unobservable inputs:

	March 31, 2021		December 31, 2020
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	70.0%	70.0%	70.0%	70.0%
Expected term (years)	17.9	10.0	18.1	10.2

8. Property and equipment, net

Property and equipment, net consists of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Laboratory equipment	$31,921	$26,958
Leasehold improvements	23,788	15,598
Construction in progress	4,367	11,180
Computer equipment, software and other	894	776
Total property and equipment, at cost	60,970	54,512
Less: Accumulated depreciation	(9,984)	(7,737)
Property and equipment, net	$50,986	$46,775

Depreciation expense was $2.2 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively.

9. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Accrued compensation:
Accrued paid time off	$4,561	$2,441
Accrued bonuses	3,194	11,582
Other accrued compensation	3,056	1,997
Total accrued compensation	$10,811	$16,020
Accrued expenses and other current liabilities:
Accrued research and development	$3,121	$1,197
Accrued property and equipment	2,594	2,892
Accrued professional fees	2,051	1,717
Other	3,405	3,660
Total accrued expenses and other current liabilities	$11,171	$9,466

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

The following table summarizes the Company’s lease costs:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating lease cost	$2,898	$2,444
Shot-term lease cost	512	470
Variable lease cost	1,087	621
Total lease cost	$4,497	$3,535

As of March 31, 2021, the weighted-average remaining lease term was 7.3 years and the weighted-average incremental borrowing rate was 10.72%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year, to the present value of the operating lease liabilities as of March 31, 2021 (in thousands):

2021 (remaining 9 months)	$10,300
2022	15,535
2023	15,989
2024	15,663
2025	15,621
2026 and thereafter	42,616
Total undiscounted lease payments	115,724
Less: imputed interest	(36,950)
Less: tenant improvement allowances	(8,515)
Present value of operating lease liabilities	$70,259

11. Convertible preferred stock

In 2018, the Company issued 11.5 million shares of its Series A-1 convertible preferred stock at $4.00 per share, for gross proceeds of $45.9 million. In 2019, the Company issued 56.0 million shares of its Series A-2 convertible preferred stock at $4.00 per share, for gross proceeds of $224.0 million. In 2020, the Company issued 27.2 million shares of Series B convertible preferred stock at $16.00 per share, for gross proceeds of $435.6 million. Immediately prior to the closing of the Company’s IPO in February 2021, all outstanding shares of convertible preferred stock converted into 134.1 million shares of common stock. There were no shares of convertible preferred stock outstanding as of March 31, 2021.

12. Common stock

The Company amended and restated its certificate of incorporation, effective February 2021, increasing the number of shares of all classes of stock the Company has authority to issue to 800.0 million shares, of which 750.0 million shares are common stock, and 50.0 million shares are preferred stock.

As of March 31, 2021, there were 178.9 million shares of the Company’s common stock outstanding, excluding 8.6 million shares of restricted common stock outstanding that are subject to vesting requirements.

13. Stock-based compensation

2021 Incentive Award Plan

In February 2021, the Company adopted the 2021 Incentive Award Plan, which became effective on the completion of the Company’s IPO. The 2021 Incentive Award Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). In conjunction with adopting the 2021 Incentive Award Plan, the Company discontinued the 2018 Equity Plan and the restricted stock unit plan with respect to new equity awards. The number of shares of the Company’s common stock reserved for issuance is subject to automatically increase by 5% of all shares outstanding at the beginning of each calendar year.

2021 Employee Stock Purchase Plan

In February 2021, the Company adopted the 2021 Employee Stock Purchase Plan (2021 ESPP), which became effective on the completion of the Company’s IPO. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or on the purchase date. The number of shares of the Company’s common stock reserved for issuance under the 2021 ESPP is subject to automatically increase by 1% of all shares outstanding at the beginning of each calendar year. The Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering.

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

Stock-based compensation expense

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Research and development	$2,668	$648
General and administrative	1,490	107
Total stock-based compensation expense	$4,158	$755

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of March 31, 2021 are as follows:

	Stock Options	RSAs	RSUs
Unrecognized stock-based compensation expense (in thousands)	$49,600	$2,875	$214
Weighted-average period costs expected to be recognized (years)	3.3	1.6	1.9

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	15,677	$4.52
Granted	526	27.14
Exercised	(205)	1.35
Forfeited/Cancelled	(217)	3.35
Outstanding as of March 31, 2021	15,781	$5.33	9.2	$444,040
Exercisable as of March 31, 2021	2,324	$1.46	8.5	$74,383

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
Assumptions	2021	2020
Risk free interest rate	0.64% - 1.11%	0.48%-1.51%
Expected volatility	70%	70%
Expected term (years)	5.50 - 6.25	6.25-6.25
Expected dividend	0%	0%

The following table summarizes additional information related to stock option activity:

	Three Months Ended March 31,
	2021	2020
Weighted average grant date fair value per share for options granted	$16.75	$1.08
Aggregate intrinsic value of stock options exercised (in thousands)	$3,764	$-

Restricted stock awards

A summary of the Company’s RSA activity is as follows:

	RSAs (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2020	10,079	$0.33
Vested	(1,428)	0.25
Forfeited	(14)	0.68
Unvested shares as of March 31, 2021	8,637	$0.34

The fair value of vested RSAs was $0.4 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

14. Income taxes

The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to a valuation allowance on the deferred tax assets. Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share amounts)
Net loss	$(180,617)	$(32,875)
Weighted-average shares outstanding, basic and diluted	119,131	10,820
Net loss per share, basic and diluted	$(1.52)	$(3.04)

The amounts in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Series A-1 convertible preferred stock	-	11,463
Series A-2 convertible preferred stock	-	95,427
Unvested restricted common stock	8,637	15,352
Options to purchase common stock	2,324	357
Unvested RSUs	325	345
Total	11,286	122,944

16. Employee benefit plan

In January 2019, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. The Company has not made a matching contribution since plan inception.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our 2020 Annual Report on Form 10-K as filed with the SEC on March 24, 2021 (2020 Form 10-K). This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors.” See also the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We were founded on the belief that engineered cells will be one of the most important transformations in medicine over the next several decades. The burden of diseases that can be addressed at their root cause through engineered cells is significant. We view engineered cells as having the potential to be as therapeutically disruptive as biologics to clinical practice. Our long-term aspirations are to be able to control or modify any gene in the body, to replace any cell that is damaged or missing, and to markedly improve access to cellular and gene-based medicines. We have brought together an experienced group of scientists, engineers, and company builders and combined them with the necessary technologies to move this vision forward. We are developing in vivo and ex vivo cell engineering platforms to revolutionize treatment across a broad array of therapeutic areas with unmet treatment needs, including oncology, diabetes, central nervous system disorders, cardiovascular diseases, and genetic disorders, among others. While our current product candidates are all in preclinical development, our goal is to file multiple investigational new drug applications (INDs) both in 2022 and 2023.

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

Our ex vivo and in vivo technology represents an aggregation of years of innovation and technology from multiple academic institutions and companies, including our fusogen technology acquired from Cobalt Biomedicines Inc. (Cobalt), our ex vivo cell engineering programs focused on replacing damaged cells in the heart and certain brain disorders acquired from Cytocardia Inc.  and Oscine Corp., respectively, and hypoimmune technology licensed from the President and Fellows of Harvard College (Harvard) and The Regents of the University of California, amongst others. See Note 3, Acquisitions and Note 5, License and collaboration agreements, and to our consolidated financial statements included in the 2020 Form 10-K, as well as the subsection titled “Business— Key Intellectual Property Agreements” in Part I, Item 1, of our 2020 Form 10-K.

We were incorporated in July 2018 and our operations to date have included developing our in vivo and ex vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, acquiring technology, organizing and staffing the company, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. Our net losses were $180.6 million and $32.9 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $610.0 million. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations. In addition, the accumulated deficit of $610.0 million as of March 31, 2021 includes non-cash charges of $189.7 million and $82.0 million related to the revaluation of the success payment liabilities and contingent consideration, respectively.

In February 2021, we completed our initial public offering (IPO) and issued 27.0 million shares of our common stock, including 3.5 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price of $25.0 per share and received net proceeds of $626.4 million. Prior to the IPO, we funded our operations from the issuance and sale of our convertible preferred stock raising an aggregate of $705.5 million in gross proceeds. As of March 31, 2021, we had cash, cash equivalents, and marketable securities of $981.9 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 36 months.

We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we: continue to advance our in vivo and ex vivo cell engineering platforms; continue preclinical development of our current and future product candidates and initiate additional preclinical studies; commence clinical studies of our current and future product candidates; establish our manufacturing capability, including developing our contract development and manufacturing relationships, and building our internal manufacturing facilities; acquire and license technologies aligned with our in vivo and ex vivo cell engineering platforms; seek regulatory approval of our current and future product candidates; expand our operational, financial, and management systems and increase personnel, including personnel to support our preclinical and clinical development, manufacturing, and commercialization efforts; continue to develop, grow, perfect, and defend our intellectual property portfolio; and incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.

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

We anticipate that we will need to raise additional financing in the future to fund our operations, including the commercialization of any approved product candidates. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, any future equity or debt financings, and upfront, milestone, and royalty payments, if any, received under future license or collaboration agreements. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

COVID-19 business update

The global COVID-19 pandemic continues to evolve rapidly, and we will continue to monitor it closely. The extent of the impact of the COVID-19 pandemic on our business, operations, and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial enrollment, trial sites, contract research organizations (CROs), contract manufacturing organizations, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have experienced modest delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs and academic institutions that have since resumed operations, and due to the Washington, California, and Massachusetts stay-at-home orders where our operations are located. However, to the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and most of our non-laboratory employees working remotely. We will continue to actively monitor the situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business.

Acquisitions

We have completed various acquisitions since inception. For details regarding our acquisitions, see Note 3, Acquisitions, to our consolidated financial statements included in our 2020 Form 10-K, as well as the subsection titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 of our 2020 Form 10-K.

License and collaboration agreements

We have entered into license and collaboration arrangements with various third parties. For details regarding these agreements, see Note 5, License and collaboration agreements, to our consolidated financial statements included in our 2020 Form 10-K, as well as the subsection titled “Business— Key Intellectual Property Agreements” in Part I, Item 1, of our 2020 Form 10-K.

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms of the Cobalt acquisition agreement, we may be required to pay contingent consideration of up to an aggregate of $500.0 million upon the achievement of certain pre-specified development milestones (Cobalt Contingent Consideration), and a success payment of up to $500.0 million payable in cash or stock, at our discretion (the Cobalt Success Payment). The Cobalt Success Payment is payable, if at pre-determined valuation measurement dates, which are an IPO and periodically thereafter, our market capitalization equals or exceeds $8.1 billion, and we have a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application (BLA) or new drug application (NDA). A Cobalt Success Payment was not triggered upon the IPO. In addition to an IPO, a valuation measurement date is triggered upon a change of control when at least one of our programs based on the fusogen technology is the subject of an active research program. If there is a change of control and our market capitalization falls below certain thresholds on the change of control date, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. See Note 3, Acquisitions to our condensed consolidated financial statements included elsewhere in this report for details on the different market capitalizations and impact to the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control.

As of March 31, 2021 and December 31, 2020, the estimated fair value of the Cobalt Success Payment liability was $156.5 million and $64.7 million, respectively, and are recorded in long-term liabilities on the condensed consolidated balance sheets. The estimated fair value of the Cobalt Contingent Consideration was $133.3 million and $121.9 million, respectively, and are recorded in long-term liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2021 and 2020, the Company recognized $91.8 million and $0.3 million in research and development expense in connection with the change in the estimated fair value of the Cobalt Success Payment, respectively, and $11.4 million and $0.4 million in research and development expense in connection with the change in fair value of the Cobalt Contingent Consideration, respectively. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” in our 2020 Form 10-K for more information on the accounting treatment of the Cobalt Success Payment.

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make success payments up to an aggregate of $175.0 million, payable in cash, based on increases in the per share fair market value of our common stock (Harvard Success Payments). The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. See Note 5, License and collaboration agreements to our unaudited condensed consolidated financial statements included elsewhere in this report for more details on the various per share common stock values that trigger a Harvard Success Payment.

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

As of March 31, 2021 and December 31, 2020, the estimated fair value of the Harvard Success Payment liability was $35.7 million and $11.8 million, respectively. As of March 31, 2021 and December 31, 2020, $5.0 million and zero was recorded in short-term liabilities, and $30.7 million and $11.8 million were recorded in long-term liabilities in the condensed consolidated balance sheet, respectively. For the three months ended March 31, 2021 and 2020, we recognized $23.9 million and $0.2 million, respectively, in research and development expense in connection with the change in the estimated fair value of the Harvard Success Payment liability. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” in our 2020 Form 10-K for more information on the accounting treatment of the Harvard Success Payments.

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

General and administrative

General and administrative expenses consist of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation for our employees in finance, human resources, legal, information technology, executive, and other administrative functions, legal and consulting fees, recruiting costs, insurance fees, and facility costs not otherwise included in research and development expenses. Legal fees include those related to corporate and patent matters.

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

Results of operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$168,930	$27,320	$141,610
General and administrative	11,821	5,955	5,866
Total operating expenses	180,751	33,275	147,476
Loss from operations	(180,751)	(33,275)	(147,476)
Interest income, net	121	395	(274)
Other income, net	13	5	8
Net loss	$(180,617)	$(32,875)	$(147,742)

Research and Development Expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Success payments	$115,657	$552	$115,105
Contingent consideration	11,393	362	11,031
Personnel	17,064	10,520	6,544
Research and laboratory	13,389	8,836	4,553
Facility and other allocated costs	9,456	6,059	3,397
Acquisition and licensing of technology	1,293	407	886
Other	678	584	94
Total research and development expense	$168,930	$27,320	$141,610

Research and development expenses were $168.9 million and $27.3 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $141.6 million was primarily due to:

•	a non-cash increase of $115.1 million for the change in the estimated fair value of our Cobalt and Harvard Success Payment liabilities in aggregate;
•	a non-cash increase of $11.0 million for the change in the estimated fair value of the Cobalt Contingent Consideration;
•

increased personnel-related expenses of $6.5 million, including non-cash stock-based compensation of $2.0 million, which was primarily attributable to an increase in headcount to expand our research and development capabilities;

•	an increase of $4.6 million in research and laboratory costs, including preclinical studies, laboratory supplies, and other external research expenses; and
•	an increase of $3.4 million of facility and other allocated costs, including rent, depreciation, and allocated overhead costs.

General and administrative Expenses

General and administrative expenses were $11.8 million and $6.0 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $5.8 million was primarily due to increased personnel-related expenses of $2.5 million, including non-cash stock-based compensation of $1.4 million, primarily attributable to an increase in headcount to build our infrastructure, increased consulting and legal fees of $1.3 million, increased insurance of $1.1 million associated with being a public company, and facility costs including rent of $0.4 million.

Interest income, net

Interest income, net was $0.1 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. The decrease of $0.3 million was due to lower interest rates on cash and marketable securities balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of March 31, 2021, we had $981.9 million in cash, cash equivalents, and marketable securities. To date we have raised an aggregate of approximately $1.3 billion in net proceeds, through our IPO and private placements of our convertible preferred stock. Since our inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever.

Future funding requirements

We expect to incur additional losses in the foreseeable future as we conduct and expand our research and development efforts, including conducting preclinical studies and clinical trials, developing new product candidates, establishing internal and external manufacturing capabilities, and funding our operations generally.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 36 months. However, we anticipate that we will need to raise additional financing in the future to fund our operations, including the commercialization of any approved product candidates. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(49,913)	$(29,547)
Investing activities	49,091	39,181
Financing activities	626,703	2
Net increase in cash, cash equivalents, and restricted cash	$625,881	$9,636

Operating activities

During the three months ended March 31, 2021, net cash used in operating activities was $49.9 million, consisting primarily of our net loss of $180.6 million and the change in our net operating assets and liabilities of $3.1 million, partially offset by non-cash charges of $133.8 million. The non-cash charges of $133.8 million consisted primarily of $115.7 million for revaluation of our success payment liabilities, $11.4 million for revaluation of contingent consideration, non-cash stock-based compensation expense of $4.2 million, depreciation expense of $2.2 million, and other non-cash charges of $0.3 million.

During the three months ended March 31, 2020, net cash used in operating activities was $29.5 million, consisting primarily of our net loss of $32.9 million and the change in our net operating assets and liabilities of $1.1 million, partially offset by non-cash charges of $4.4 million. The non-cash charges of $4.4 million consisted of depreciation expense of $1.3 million, $0.9 million for revaluation of success payments and contingent liabilities, non-cash stock-based compensation expense of $0.8 million, and other non-cash charges of $1.4 million.

Investing activities

During the three months ended March 31, 2021 and 2020, cash provided by investing activities was $49.1 million and $39.2 million, respectively. This consisted primarily of  sales and maturities, less purchases, of marketable securities of $55.5 million and $44.8 million, offset by purchases of property and equipment of $6.4 million and $5.6 million for the three months ended March 31, 2021 and 2020, respectively.

Financing activities

During the three months ended March 31, 2021, cash provided by financing activities was $626.7 million, consisting primarily of net proceeds from our IPO of $626.4 million. During the three months ended March 31, 2020, cash provided by financing activities was immaterial.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of March 31, 2021:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Operating leases	$10,300	$31,524	$31,284	$42,616	$115,724

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of March 31, 2021 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones, or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1, of our 2020 Form 10-K, for more information about these payment obligations. We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock at our discretion, pursuant to the terms and conditions in the Cobalt acquisition agreement, and success payments to Harvard up to an aggregate of $175.0 million, payable in cash. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” in our 2020 Form 10-K for more information on the success payments. As of March 31, 2021, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above.

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

Critical accounting policies and significant judgements and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies used in preparation of these condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are consistent with those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates” in our 2020 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our stock price.

Interest Rate Risk

As of March 31, 2021, we had cash, cash equivalents, and restricted cash of $752.8 million, which consisted of bank deposits and money market funds. We also had marketable securities of $231.2 million as of March 31, 2021. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low risk return. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. We had no debt outstanding as of March 31, 2021.

Foreign Currency

Our functional currency is the U.S. dollar. We are exposed to foreign currency rate risk related to various third-party service contracts denominated in foreign currencies. Transaction gains and losses are included in other income (expense), net on our statements of operations and were not material for any of the periods presented. A hypothetical 10% change in exchange rates during any of the periods presented would not have had a material impact on our financial statements.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor. We believe that inflation has not had a material effect on our financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Investing in shares of our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, reputation, or results of operations. In such case, the trading price of shares of our common stock could decline, and you may lose all or part of your investment.

Summary Risk Factors

The summary risk factors set forth below are the principal risks that we believe are material to our investors and a reader should carefully consider them. The following is a summary of the principal risks and uncertainties; however, there are additional risk and uncertainties described this “Risk factors” section. This summary does not address every aspect of our risks factors, all of the risks that we face, or other factors not presently known to us or that we currently believe are immaterial.

The following is a summary of the principal risks and uncertainties described in more detail in this Quarterly Report:

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

We are a preclinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations principally through private financings. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Our net losses were $180.6 million and $32.9 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $610.0 million. Our losses have resulted principally from expenses incurred for the research and development of our in vivo and ex vivo cell engineering platforms, and from management and administrative costs and other expenses that we have incurred while building our business infrastructure.

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

Because of the numerous risks and uncertainties associated with pharmaceutical products and biological development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA or comparable foreign regulatory authorities to perform studies in addition to those we currently anticipate, or if there are any delays in commencing or completing our clinical trials or the development of any of our product candidates, our expenses could increase and commercial revenue could be further delayed and more uncertain, which will have a material adverse impact on our business.

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

As of March 31, 2021, we had $981.9 million in cash, cash equivalents, and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities at March 31, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 36 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

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

We agreed to make success payments in cash pursuant to our license agreement with the President and Fellows of Harvard College (Harvard) and contingent consideration and success payments, payable in cash or stock at our discretion, pursuant to the terms and conditions of our acquisition agreement with Cobalt Biomedicine, Inc. (Cobalt). The success payments to Harvard (Harvard Success Payments) are based on increases in the fair value of our common stock. The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x based on a comparison of the per share fair value of our common stock relative to the original $4.00 issuance price at pre-determined valuation measurement dates. The amount of the Harvard Success Payments does not exceed an aggregate of $175.0 million which would only occur upon a 40x increase in value. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. The valuation measurement dates for the Harvard Success Payments are triggered by events which include: the one-year anniversary of an IPO, and periodically thereafter, a merger, an asset sale, the sale of the majority of the shares held by our Series A convertible preferred stockholders, and the last day of the term of the success payments. If a higher success payment tier is met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard are credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold.

The contingent consideration related to the Cobalt acquisition (Cobalt Contingent Consideration) is up to an aggregate of $500.0 million upon the achievement of certain pre-defined development milestones. The success payment to Cobalt (Cobalt Success Payment) of $500.0 million is payable if, at pre-determined valuation measurement dates, which are an IPO and periodically thereafter, our market capitalization equals or exceeds $8.1 billion, and we have a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application (BLA) or new drug application (NDA). In addition to an IPO, a valuation measurement date is triggered upon a change of control when at least one of our programs based on the fusogen technology is the subject of an active research program. If there is a change of control and market capitalization falls below $8.1 billion the amount of the potential Cobalt Success Payment will decrease and the amount of potential Cobalt Contingent Consideration will increase. The term of the Cobalt Success Payment is 20 years from the date of acquisition. See Note 3, Acquisitions, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details on the different Company valuation thresholds and impact to the value of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control.

In order to satisfy our obligations to make these success payments, if and when they are triggered, we may issue equity or convertible debt securities that may cause dilution to our stockholders, or we may use our existing cash or incur debt obligations to satisfy the success payment obligation in cash, which may adversely affect our financial position. In addition, these success payments may impede our ability to raise money in future public offerings of debt or equity securities or to obtain a third party line of credit. We expect the first valuation measurement date for the Harvard Success Payments to be the one-year anniversary of an IPO. See Note 5, License and collaboration agreements, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the per share common stock prices that trigger a Harvard Success Payment and the corresponding payment amount. We did not owe a Cobalt Success Payment based on the mere occurrence of our IPO. The first valuation measurement date for the Cobalt Success Payment was our IPO, but our IPO did not trigger such a payment. We do not expect to owe a Cobalt Success Payment within one year of our IPO. However, such payment is dependent on our progress on fusogen-related product candidates and our market capitalization, which is unpredictable and may fluctuate significantly from quarter to quarter and year to year.

The contingent consideration and success payment obligations in our license and acquisition agreements may cause operating results to fluctuate significantly from quarter to quarter and year to year, which may reduce the usefulness of our financial statements.

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our condensed consolidated balance sheets. Under U.S. generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development expense. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of contingent consideration include, among others, the estimated likelihood and timing in which milestones may be achieved and the estimated discount rates. As of March 31, 2021 and December 31, 2020, the estimated fair value of the Cobalt Success Payment liability was $156.5 million and $64.7 million, respectively, and the estimated fair value of the Harvard Success Payment liability was $35.7 million and $11.8 million, respectively. As of March 31, 2021 and December 31, 2020, the estimated fair value of the Cobalt Contingent Consideration was $133.3 million and $121.9 million, respectively. A small change in the inputs and related assumptions for success payment liabilities and contingent consideration may have a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year and may reduce the usefulness of our GAAP financial statements. For example, for the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price at March 31, 2021 from $33.47 per share to $40.16 per share would have increased the expense recorded in the three months ended March 31, 2021 associated with the success payment liability by $7.4 million. A hypothetical 20% decrease in the stock price from $33.47 per share to $26.78 per share would have decreased the expense recorded in three months ended March 31, 2021 associated with the success payment liability by $7.9 million. For the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization at March 31, 2021 from $6.3 billion to $7.5 billion would have increased the expense recorded in the three months ended March 31, 2021 associated with the success payment liability by $23.7 million. A hypothetical 20% decrease in our market capitalization from $6.3 billion to $5.0 billion would have decreased the expense recorded in three months ended March 31, 2021 associated with the success payment liability by $27.3 million.

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

We have experienced rapid growth since our inception in July 2018. As of December 31, 2018, we had 37 full-time employees and, as of March 31, 2021, we grew to 282 full-time employees. We expect continued growth in the number of our employees and the scope of our operations, particularly to continue our IND-enabling studies, establish regulatory, quality, and clinical operations, and begin manufacturing supply chain logistics.

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

Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. See the subsection titled “Business—Competition” in our 2020 Form 10-K.

Estimates of market opportunity and forecasts of market growth may prove to be smaller than we believe, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

We intend to initially focus our product candidate development on treatments for various diseases caused by missing or damaged cells. Our projections of addressable patient populations within any particular disease state that may benefit from treatment with our product candidates are based on our estimates. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. Additionally, the potentially addressable patient population for our product candidates may not ultimately be amenable to treatment with our product candidates. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunity for any product candidate that we or our strategic partners develop could be significantly diminished and have an adverse material impact on our business.

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

Further, these investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. If independent investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we develop. In addition, the use of third-party service providers may require us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Additionally, disruptions caused by the COVID-19 pandemic may increase the likelihood that our CROs encounter difficulties or delays in initiating, enrolling, conducting, or completing our planned clinical trials. In particular, as a result of the pandemic, we have experienced and may continue to experience difficulty in accessing animal models, specifically non-human primate models, for the preclinical evaluation of our product candidates. Delays caused by the inability to access these models may cause our development timelines to be extended beyond what we anticipate.

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

We are dependent on patents, know-how, and proprietary technology, both our own and licensed from others. We are a party to a number of intellectual property license agreements and acquisition agreements pursuant to which we have acquired our core intellectual property rights. In the future, we expect to enter into additional license agreements. For example, with respect to our ex vivo cell engineering platform relying on hypoimmune technology, we have licensed certain intellectual property from Harvard, UCSF, and Washington University. Additionally, we acquired our in vivo cell engineering platform, which is based on fusogen technology, from Cobalt, which included several license agreements and options-to-license, as well as our glial progenitor cell and cardiomyocyte programs from Oscine and Cytocardia, respectively, both of which came with in-licenses. These license and acquisition agreements impose, and we expect that future license and acquisition agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Any termination of these licenses could result in the loss of significant rights and could harm our ability to develop or advance one of our cell engineering platforms, or develop, manufacture and/or commercialize one of our product candidates. See the subsection titled “Business— Key Intellectual Property Agreements” in Part I, Item 1, of our 2020 Form 10-K for additional information regarding these key agreements.

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

As of March 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 36.2% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As of March 31, 2021, 187.6 million shares of common stock were outstanding.

Substantially all shares of common stock sold in our IPO (excluding any shares sold to our directors or officers in the directed share program) are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates” as defined in Rule 144 under the Securities Act. The resale of the remaining 160.4 million shares, or 85.5% of our outstanding shares of common stock as of March 31, 2021, is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by certain of our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in connection with our initial public offering. However, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning on August 3, 2021. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, market stand-off agreements and/or lock-up agreements, as well as Rules 144 and 701 under the Securities Act.

As of March 31, 2021, the holders of approximately 134.1 million shares, or 71.5% of our outstanding shares, of our common stock will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. We also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Once we register the offer and sale of shares for the holders of registration rights and shares that may be issued under our equity incentive plans, these shares will be able to be sold in the public market upon issuance, subject to the lock-up agreements.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us or any director, officer, or other employee arising pursuant to the Delaware General Corporation Law, (iv) any action to interpret, apply, enforce, or determine the validity of our second amended and restated certificate of incorporation or amended and restated bylaws, or (v) any other action asserting a claim that is governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware (or another state court or the federal court located within the State of Delaware if the Court of Chancery does not have or declines to accept jurisdiction), in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, any future equity or debt financings, and upfront, milestone, and royalties payments, if any, received under any future licenses or collaborations. If we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or acquiring, selling, or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business.

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

By disclosing information in the periodic filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Unregistered securities sold by us from January 1, 2021 through March 31, 2021, for which share numbers have been adjusted to reflect the 1-for-4 reverse stock split which became effective on January 27, 2021, consisted of 73,289 shares of common stock issued upon the exercise of options for aggregate proceeds of approximately $0.1 million.

Use of Proceeds from our Initial Public Offering of Common Stock

On February 3, 2021, our Registration Statement on Form S-1 (File No. 333-252061) relating to our IPO of common stock was declared effective. On February 8, 2021, we closed our IPO and issued 27.0 million shares of common stock, including 3.5 million shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $25.00 per share, for aggregate net proceeds of $626.4 million. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLS, J.P. Morgan Securities LLC, and BofA Securities, Inc. acted as joint bookrunning managers of the IPO and as representatives of the underwriters. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on February 3, 2021.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)

Not applicable.

(b)

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252061), filed with the SEC on January 28, 2021).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252061), filed with the SEC on January 28, 2021).

4.1	Reference is made to Exhibits 3.1 through 3.2

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252061), filed with the SEC on January 28, 2021).

10.24*	Third Amendment to Agreement and Plan of Merger dated March 22, 2021 by and between the registrant and Cobalt Biomedicine Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+

The certification attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 5, 2021	By:	/s/ Steven D. Harr, M.D.
Steven D. Harr, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Nathan Hardy
Nathan Hardy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)