Form 10-Q
period 2021-06-30
Sana Biotechnology, Inc.
filed 2021-08-04
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 187,890,775 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” “would,” or “will,” the negative of these terms, and other comparable terminology. These forward-looking statements, which are subject to risks, include, but are not limited to, statements about:

•	our expectations regarding the potential market size and size of the potential patient populations for our product candidates and any future product candidates, if approved for commercial use;
•	our clinical and regulatory development plans;
•	our expectations with regard to the results of our clinical studies, preclinical studies and research and development programs, including the timing and availability of data from such studies;
•	the timing of commencement of future nonclinical studies, clinical trials and research and development programs;
•	our ability to acquire, discover, develop and advance product candidates into, and successfully complete, clinical trials;
•	our intentions and our ability to establish collaborations and/or partnerships;
•	the timing or likelihood of regulatory filings and approvals for our product candidates;
•	our commercialization, marketing and manufacturing expectations, including the buildout of our manufacturing facility and capabilities and the timing thereof;
•	impact from future regulatory, judicial, and legislative changes or developments in the United States and foreign countries;
•	our intentions with respect to the commercialization of our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	the potential effects of public health crises, such as the COVID-19 pandemic, on our preclinical and clinical programs and business;
•	our expectations regarding the impact of the COVID-19 pandemic on our business;
•	the implementation of our business model and strategic plans for our business and product candidates, including additional indications for which we may pursue;
•	our ability to effectively manage our growth, including our ability to retain and recruit personnel, and maintain our culture;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our expected use of proceeds from our initial public offering and our existing cash, cash equivalents, and marketable securities;
•	the performance of our third-party suppliers and manufacturers;
•	our future financial performance;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and
•	developments and projections relating to our competitors and our industry, including competing products.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Other sections of this report may include additional factors that could harm our business and financial performance. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sana Biotechnology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$675,140	$124,806
Marketable securities	177,696	253,458
Prepaid expenses and other current assets	7,504	6,203
Total current assets	860,340	384,467
Property and equipment, net	58,670	46,775
Operating lease right-of-use assets	60,330	63,168
Restricted cash	2,143	2,143
Long-term marketable securities	77,934	33,731
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	598	190
TOTAL ASSETS	$1,259,837	$730,296
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,704	$2,253
Accrued compensation	15,294	16,020
Accrued expenses and other current liabilities	12,830	9,466
Operating lease liabilities	6,004	3,712
Success payment liabilities	5,000	-
Total current liabilities	42,832	31,451
Operating lease liabilities, net of current portion	66,149	68,197
Contingent consideration	140,457	121,901
Success payment liabilities, net of current portion	103,963	76,494
Other non-current liabilities	539	540
Total liabilities	353,940	298,583
Commitments and contingencies (Note 10)
Convertible preferred stock, $0.0001 par value; zero and 537,786 shares authorized as of June 30, 2021 and December 31, 2020, respectively; zero and 134,113 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of zero and $926,666 as of June 30, 2021 and December 31, 2020, respectively	-	852,897
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 50,000 and zero shares authorized as of June 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value; 750,000 and 707,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 180,576 and 16,170 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	18	2
Additional paid-in capital	1,497,232	8,216
Accumulated other comprehensive income	13	30
Accumulated deficit	(591,366)	(429,432)
Total stockholders' equity (deficit)	905,897	(421,184)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,259,837	$730,296

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses (gains):
Research and development	$44,996	$29,991	$86,876	$56,397
Research and development related success payments and contingent consideration	(76,025)	51,906	51,025	52,820
General and administrative	12,477	6,009	24,298	11,964
Total operating expenses (gains)	(18,552)	87,906	162,199	121,181
Gain (loss) from operations	18,552	(87,906)	(162,199)	(121,181)
Interest income, net	130	79	251	474
Other income, net	1	19	14	24
Net income (loss)	$18,683	$(87,808)	$(161,934)	$(120,683)
Net income (loss) per share - basic	$0.10	$(7.18)	$(1.08)	$(10.47)
Weighted-average number of common shares - basic	179,899	12,232	149,683	11,526
Net income (loss) per share - diluted	$0.09	$(7.18)	$(1.08)	$(10.47)
Weighted-average number of common shares - diluted	190,508	12,232	149,683	11,526

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$18,683	$(87,808)	$(161,934)	$(120,683)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities, net	(43)	7	(17)	(3)
Total comprehensive income (loss)	$18,640	$(87,801)	$(161,951)	$(120,686)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance as of December 31, 2020	134,113	$852,897	16,170	$2	$8,216	$30	$(429,432)	$(421,184)
Conversion of convertible preferred stock into common stock upon initial public offering	(134,113)	(852,897)	134,113	13	852,884	-	-	852,897
Issuance of common stock in initial public offering, net of $49,220 in offering costs	-	-	27,025	3	626,402	-	-	626,405
Vesting of restricted stock	-	-	2,851	-	-	-	-
Exercise of stock options	-	-	417	-	631	-	-	631
Stock-based compensation expense	-	-	-	-	9,099	-	-	9,099
Unrealized loss on marketable securities, net	-	-	-	-	-	(17)	-	(17)
Net loss	-	-	-	-	-	-	(161,934)	(161,934)
Balance as of June 30, 2021	-	$-	180,576	$18	$1,497,232	$13	$(591,366)	$905,897

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of December 31, 2019	106,890	$417,359	10,003	$1	$1,558	$26	$(144,127)	$(142,542)
Issuance of Series B convertible preferred stock, net of issuance costs of $28	27,223	435,543		-	-	-	-	-
Issuance of common stock in connection with license agreement	-	-	63	-	388	-	-	388
Vesting of restricted stock	-	-	2,809	-	-	-	-	-
Exercise of stock options	-	-	26	-	37	-	-	37
Stock-based compensation expense	-	-	-	-	1,871	-	-	1,871
Unrealized loss on marketable securities, net	-	-	-	-	-	(3)	-	(3)
Net loss	-	-	-	-	-	-	(120,683)	(120,683)
Balance as of June 30, 2020	134,113	$852,902	12,901	$1	$3,854	$23	$(264,810)	$(260,932)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(161,934)	$(120,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,853	2,646
Stock-based compensation expense	9,099	1,871
Change in the estimated fair value of contingent consideration	18,556	14,339
Change in the estimated fair value of success payment liabilities	32,469	38,481
Non-cash expense for operating lease right-of-use assets	2,838	1,790
Other non-cash items, net	(2,022)	493
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,719)	423
Operating lease right-of-use assets and liabilities	3,386	91
Accounts payable	(373)	1,864
Accrued expenses and other liabilities	4,378	(4,228)
Net cash used in operating activities	(90,469)	(62,913)
INVESTING ACTIVITIES:
Purchases of marketable securities	(165,551)	(43,121)
Proceeds from sales and maturities of marketable securities	195,914	54,120
Purchases of property and equipment	(16,596)	(8,290)
Net cash provided by investing activities	13,767	2,709
FINANCING ACTIVITIES:
Proceeds from initial public offering of common stock, net of offering costs	626,405	-
Proceeds from issuance of convertible preferred stock, net of issuance costs	-	435,543
Proceeds from exercise of stock options	631	37
Net cash provided by financing activities	627,036	435,580
Net increase in cash, cash equivalents, and restricted cash	550,334	375,376
Cash, cash equivalents, and restricted cash at beginning of period	126,949	81,807
Cash, cash equivalents, and restricted cash at end of period	$677,283	$457,183
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Tenant improvement allowance included in operating lease liabilities	$4,935	$3,745
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,414	$2,289
Cash received from lessor for tenant improvement allowance	$3,386	$91
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$19,971

See accompanying notes.

Sana Biotechnology, Inc.

Notes to Condensed Consolidated Financial Statements

1. Organization

Sana Biotechnology, Inc. (the Company or Sana) was incorporated in Delaware on July 13, 2018 (inception) as FD Therapeutics, Inc., and changed its name to Sana Biotechnology, Inc. on September 17, 2018. Sana is a biotechnology company focusing on utilizing engineered cells as medicines. The Company’s operations to date have included identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, acquiring technology, organizing and staffing the Company, business planning, establishing the Company’s intellectual property portfolio, raising capital, and providing general and administrative support for these operations.

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

Need for additional capital

The Company is subject to a number of risks and uncertainties similar to other biotechnology companies in the development stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, building out internal and external manufacturing capabilities, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, the need to protect the Company’s intellectual property and proprietary technology, and the need to attract and retain key scientific and management personnel. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations from the sale of additional equity or debt financings or other capital obtained in connection with strategic collaborations or licensing or other arrangements. In the event that additional financing is required, the Company may not be able to raise it on terms acceptable to it or at all.

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of June 30, 2021, the Company had cash, cash equivalents, and marketable securities of $930.8 million, and an accumulated deficit of $591.4 million, which includes non-cash charges of $106.5 million and $89.2 million related to the revaluation of the success payment liabilities and contingent consideration, respectively.

2. Summary of significant accounting policies

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 24, 2021 (2020 Form 10-K). The significant accounting policies used in the preparation of these condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 are consistent with those discussed in Note 2 in the 2020 Form 10-K.

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

Recent accounting pronouncements

Recently adopted

Accounting Standards Updates (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements, ASU No. 2019-05 Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements (ASU 2016-13). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which the carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows companies an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The Company adopted ASU 2016-13 effective January 1, 2021. The adoption of the guidance did not have a material impact on the condensed consolidated financial statements and related disclosures, and there was no allowance for losses on available-for-sale debt securities attributable to credit risk for the three and six months ended June 30, 2021.

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

3. Acquisitions

Oscine Corp.

In September 2020, the Company entered into a stock purchase agreement to acquire 100% of the outstanding equity in Oscine Corp. (Oscine) for a purchase price of $8.5 million, of which $7.6 million was an upfront cash payment, and $0.9 million was set aside to satisfy certain general representations and warranties as set forth in the stock purchase agreement (Oscine Holdback Amount).

The primary asset acquired in the acquisition was in-process research and development (IPR&D) technology related to Oscine’s glial progenitor ex vivo cell engineering programs focused on brain disorders. The Company evaluated the acquisition and determined the screen test, as permitted under ASC 805, Business Combinations, was met as the $8.5 million purchase price represented consideration for a single identifiable asset related to the technology. The Company concluded the asset acquired did not meet the definition of a business, and the asset had no alternative future use. The transaction was accounted for as an asset acquisition, and the purchase price of $8.5 million was recorded in research and development expense for the three months ended September 30, 2020.

The Oscine Holdback Amount will be held until December 2021, which is 15 months following the consummation of the acquisition, at which time the remainder of the balance, after payment of any claims, will be released. In addition, the Company is required to make up to an aggregate of $225.8 million in future milestone payments upon the achievement of certain development and commercial milestones.

Cobalt Biomedicine, Inc.

In February 2019, the Company acquired 100% of the outstanding equity in Cobalt Biomedicine, Inc. (Cobalt), a privately-held early-stage biotechnology company developing a platform technology using its fusogen technology to specifically and consistently deliver various biological payloads to cells.

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company has an obligation to pay contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million to certain former Cobalt stockholders upon the achievement of certain pre-specified development milestones. Additionally, the Company is obligated to pay a success payment (Cobalt Success Payment) of up to $500.0 million, payable in cash or stock, at the Company’s discretion. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, including the Company’s IPO and periodically thereafter, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a program based on the fusogen technology in a clinical trial pursuant to an investigational new drug application (IND), or has filed for, or received approval for, a biologics license application (BLA) or new drug application (NDA). The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the Cobalt acquisition, but this period could be shorter upon the occurrence of certain events. As of June 30, 2021, a Cobalt Success Payment had not been triggered.

In addition to an IPO, a valuation measurement date would be triggered upon a change of control of the Company if at least one Company product based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and the Company’s market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase.

The following table sets forth various thresholds for the Company’s market capitalizations as of the date of a change of control and the resulting potential Cobalt Success Payment and additional potential Cobalt Contingent Consideration:

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value with changes in fair value recognized on the condensed consolidated statements of operations in research and development related success payments and contingent consideration. As of June 30, 2021 and December 31, 2020, the estimated fair value of the Cobalt Success Payment liability was $89.8 million and $64.7 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $140.5 million and $121.9 million, respectively. For the three months ended June 30, 2021 and 2020, the Company recognized a gain of $66.6 million and an expense of $33.5 million in connection with the change in fair value of the Cobalt Success Payment, respectively, and expenses of $7.2 million and $14.0 million in connection with the change in the estimated fair value of the Cobalt Contingent Consideration, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized expenses of $25.1 million and $33.9 million, respectively, in connection with the change in fair value of the Cobalt Success Payment, and $18.6 million and $14.3 million, respectively, in connection with the change in the estimated fair value of the Cobalt Contingent Consideration.

4. Intangible asset and goodwill

As of June 30, 2021, the Company had an intangible asset of $59.2 million, which consists of IPR&D acquired in 2019 from the Cobalt acquisition. The IPR&D is classified as indefinite-lived until the successful completion of the associated research and development technology, at which point it becomes a finite-lived asset that will be amortized over its estimated useful life. As of June 30, 2021, there was no amortization of the intangible asset. As of June 30, 2021, the Company had goodwill of $140.6 million, which represents the excess of the purchase price over the estimated fair value of the net assets acquired from the Cobalt acquisition in 2019. There were no impairments of the intangible asset or goodwill since the acquisition.

5. License and collaboration agreements

President and Fellows of Harvard College

In March 2019, the Company entered into an exclusive license agreement with the President and Fellows of Harvard College (Harvard) to access certain intellectual property for the development of hypo-immune cells.

Under the terms of the agreement, the Company may be required to make success payments to Harvard up to an aggregate of $175.0 million, payable in cash, based on increases in the fair value of the Company’s common stock (Harvard Success Payments). The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at pre-determined valuation measurement dates which include: the one year anniversary of the IPO and periodically thereafter, the date of the consummation of a merger, an asset sale, or the sale of the majority of the shares held by the Company’s Series A convertible preferred stockholders, and the last day of the term of the success payments. The first Harvard valuation measurement date is expected to occur in February 2022, one year from the IPO. The aggregate amount of the Harvard Success Payments does not exceed an aggregate of $175.0 million, which would only occur upon a 40x increase in value of the Company’s common stock. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard would be credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. The following table summarizes the potential success payments and common stock price required for payment:

Multiple of Equity Value at Issuance	5x	10x	20x	30x	40x
Per share common stock price required for payment	$20.00	$40.00	$80.00	$120.00	$160.00
Success payment(s) (in millions)	$5.0	$15.0	$30.0	$50.0	$75.0

The Harvard Success Payment liabilities are carried at fair value with changes in fair value recognized on the condensed consolidated statements of operations in research and development related success payments and contingent consideration. As of June 30, 2021 and December 31, 2020, the estimated fair value of the Harvard Success Payment liability was $19.1 million and $11.8 million, respectively. As of June 30, 2021 and December 31, 2020, $5.0 million and $0, respectively, were recorded in short-term liabilities, and $14.1 million and $11.8 million, respectively, were recorded in long-term liabilities in the condensed consolidated balance sheet. For the three months ended June 30, 2021 and 2020, the Company recognized a gain of $16.6 million and an expense of $4.4 million, respectively, in connection with the change in the estimated fair value of the Harvard Success Payment liability. For the six months ended June 30, 2021 and 2020, the Company recognized expenses of $7.3 million and $4.6 million, respectively, in connection with the change in the estimated fair value of the Harvard Success Payment liability.

In connection with this agreement, the Company also paid Harvard a license payment of $6.0 million in June 2020 that was contingent upon the closing of the Company’s Series B convertible preferred stock financing.

6. Restricted cash

As of June 30, 2021 and December 31, 2020, the Company maintained standby letters of credit of $2.1 million, which are collateralized with a bank account at a financial institution in accordance with the applicable lease agreements.

7. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		June 30, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$656,524	$-	$-	$656,524
Corporate debt securities	Level 2	180	-	-	180
Total cash equivalents		656,704	-	-	656,704
Short-term marketable securities:
U.S. government and agency securities	Level 2	124,906	21	-	124,927
Corporate debt securities	Level 2	52,776	4	(11)	52,769
Total short-term marketable securities		177,682	25	(11)	177,696
Long-term marketable securities:
U.S. government and agency securities	Level 2	74,464	7	(4)	74,467
Corporate debt securities	Level 2	3,471	-	(4)	3,467
Total long-term marketable securities		77,935	7	(8)	77,934
Total financial assets		$912,321	$32	$(19)	$912,334
Financial liabilities:
Short-term financial liabilities:
Success payment liabilities	Level 3	$5,000	$-	$-	$5,000
Long-term financial liabilities:
Contingent consideration	Level 3	140,457	-	-	140,457
Success payment liabilities	Level 3	103,963	-	-	103,963
Total financial liabilities		$249,420	$-	$-	$249,420

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$48,359	$-	$-	$48,359
U.S. government and agency securities	Level 2	40,727	1	(1)	40,727
Corporate debt securities	Level 2	1,138	-	-	1,138
Total cash equivalents		90,224	1	(1)	90,224
Short-term marketable securities:
U.S. government and agency securities	Level 2	244,637	30	(5)	244,662
Corporate debt securities	Level 2	8,798	-	(2)	8,796
Total short-term marketable securities		253,435	30	(7)	253,458
Long-term marketable securities:
U.S. government and agency securities	Level 2	33,724	7	-	33,731
Total long-term marketable securities		33,724	7	-	33,731
Total financial assets		$377,383	$38	$(8)	$377,413
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	$121,901	$-	$-	$121,901
Success payment liabilities	Level 3	76,494	-	-	76,494
Total financial liabilities		$198,395	$-	$-	$198,395

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

Securities in an unrealized loss position have been in an unrealized loss position for less than one year. The Company determined that there was no material change in the credit risk of the above investments during the six months ended June 30, 2021. As such, an allowance for credit losses would not be recognized. As of June 30, 2021, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of June 30, 2021, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of June 30, 2021, the balance in accumulated other comprehensive income (loss) included the net unrealized gains (losses) related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2021 or 2020.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2020	$121,901	$64,694	$11,800
Changes in fair value - expense (gain)	11,393	91,757	23,900
Balance as of March 31, 2021	133,294	156,451	35,700
Changes in fair value - expense (gain)	7,163	(66,632)	(16,556)
Balance as of June 30, 2021	$140,457	$89,819	$19,144

Contingent consideration

The Company utilizes significant estimates and assumptions it believes would be made by a market participant in determining the estimated fair value of the Cobalt Contingent Consideration at each balance sheet date. The fair value of the Cobalt Contingent Consideration was determined by calculating the probability-weighted estimated value of the pre-specified development milestone payments based on the assessment of the likelihood and estimated timing that the milestones would be achieved and the applicable discount rates. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions are obtained.

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	June 30, 2021		December 31, 2020
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	7.2% - 8.6%	7.7%	10.5% - 10.8%	10.6%
Probability of milestone achievement	5.0% - 65.0%	27.9%	2.5% - 65.0%	27.6%

The weighted-average unobservable inputs were calculated based on the relative value of the pre-specified development milestones. The estimated fair value of the Cobalt Contingent Consideration may change significantly as development progresses and additional data are obtained, impacting the assumptions regarding probabilities of successful achievement of the milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. In evaluating the fair value assumptions, judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions, inputs and/or different valuation techniques could result in materially different fair value estimates.

Success payments

The Company utilizes significant estimates and assumptions in determining the estimated fair value of the success payment liabilities and the associated expense or gain at each balance sheet date. The estimated fair value of the Cobalt and Harvard success payment liabilities was determined using a Monte Carlo simulation methodology, which models the estimated fair value of the liability based on several key assumptions, including: the expected volatility, remaining term, risk-free interest rate, estimated number and timing of valuation measurement dates on the basis of which payment may be triggered, and for the Cobalt Success Payment, the Company’s market capitalization, and for the Harvard Success Payments, the per share fair value of the Company’s common stock.

The fair values of the Cobalt and Harvard success payment liabilities were calculated using the following unobservable inputs:

	June 30, 2021		December 31, 2020
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	70.0%	70.0%	70.0%	70.0%
Expected term (years)	17.6	9.7	18.1	10.2

8. Property and equipment, net

Property and equipment, net consists of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Laboratory equipment	$37,363	$26,958
Leasehold improvements	26,109	15,598
Construction in progress	6,887	11,180
Computer equipment, software, and other	901	776
Total property and equipment, at cost	71,260	54,512
Less: Accumulated depreciation	(12,590)	(7,737)
Property and equipment, net	$58,670	$46,775

Depreciation expense was $2.6 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively, and $4.9 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively.

9. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Accrued compensation:
Accrued bonuses	$6,364	$11,582
Accrued paid time off	4,924	2,441
Other accrued compensation	4,006	1,997
Total accrued compensation	$15,294	$16,020
Accrued expenses and other current liabilities:
Accrued research and development	$3,734	$1,197
Accrued professional fees	2,875	1,717
Accrued property and equipment	2,514	2,892
Other accrued current liabilities	3,707	3,660
Total accrued expenses and other current liabilities	$12,830	$9,466

10. Commitments and contingencies

Lease commitments

The Company’s lease portfolio is primarily comprised of operating leases for office, laboratory, and non-good manufacturing practices (GMP) pilot plant manufacturing space located in Seattle, WA, Cambridge, MA, and South San Francisco, CA. Operating leases have contractual periods expiring between April 2024 and April 2030. These leases contain various rent abatement periods, after which they require monthly lease payments that may be subject to annual increases throughout the lease term. The Seattle and South San Francisco lease agreements each provide the Company with the option to renew for an additional period of five years. The Company is not reasonably certain it will renew these leases, and therefore the renewal options are not considered in the remaining lease term for these leases. Certain leases provide the Company the right to make tenant improvements, including the addition of laboratory space, and include a lease incentive allowance.

The following table contains additional information related to our operating leases:

Location	Approximate Square Footage	Commencement Dates	Expiration Dates
Seattle, WA	48,086	March 2019 to September 2020	December 2026 to April 2028
Cambridge, MA	56,859	March 2019 to May 2020	November 2025 to February 2028
South San Francisco, CA	66,075	December 2019 to October 2020	April 2024 to April 2030

Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs in addition to rent, such as common area maintenance, taxes, utilities, and insurance. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

The following table summarizes the Company’s lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$2,898	$2,676	$5,796	$5,120
Short-term lease cost	-	474	512	944
Variable lease cost	1,642	848	2,729	1,469
Total lease cost	$4,540	$3,998	$9,037	$7,533

As of June 30, 2021, the weighted-average remaining lease term was 7.1 years and the weighted-average incremental borrowing rate was 10.73%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year, to the present value of the operating lease liabilities as of June 30, 2021 (in thousands):

2021 (remaining 6 months)	$6,536
2022	15,535
2023	15,989
2024	15,663
2025	15,621
2026 and thereafter	42,616
Total undiscounted lease payments	111,960
Less: imputed interest	(34,872)
Less: tenant improvement allowances	(4,935)
Present value of operating lease liabilities	$72,153

11. Convertible preferred stock

In 2018, the Company issued 11.5 million shares of its Series A-1 convertible preferred stock at $4.00 per share, for gross proceeds of $45.9 million. In 2019, the Company issued 56.0 million shares of its Series A-2 convertible preferred stock at $4.00 per share, for gross proceeds of $224.0 million. In 2020, the Company issued 27.2 million shares of Series B convertible preferred stock at $16.00 per share, for gross proceeds of $435.6 million. Immediately prior to the closing of the Company’s IPO in February 2021, all outstanding shares of convertible preferred stock converted into 134.1 million shares of common stock. There were no shares of convertible preferred stock outstanding as of June 30, 2021.

12. Common stock

The Company amended and restated its certificate of incorporation, effective February 2021, increasing the number of shares of all classes of stock the Company has authority to issue to 800.0 million shares, of which 750.0 million shares are common stock, and 50.0 million shares are preferred stock.

As of June 30, 2021, there were 180.6 million shares of the Company’s common stock outstanding, excluding 7.2 million shares of restricted common stock outstanding that are subject to vesting requirements.

13. Stock-based compensation

2021 Incentive Award Plan

In February 2021, the Company adopted the 2021 Incentive Award Plan, which became effective on the completion of the Company’s IPO. The 2021 Incentive Award Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). In conjunction with adopting the 2021 Incentive Award Plan, the Company discontinued the 2018 Equity Incentive Plan with respect to new equity awards. The number of shares of the Company’s common stock reserved for issuance is subject to automatically increase by 5% of all shares outstanding at the beginning of each calendar year.

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

2018 Equity Incentive Plan

In October 2018, the Company adopted the 2018 Equity Incentive Plan (2018 Plan) under which it may grant incentive stock options, non-statutory stock options, RSAs, RSUs, and other stock-based awards to any person, including officers, directors, and consultants. Terms of stock agreements, including vesting requirements, are determined by the Company’s board of directors, or by a committee appointed by the board of directors, subject to the provisions of the 2018 Plan. The 2018 Plan terminated as of the adoption of the 2021 Incentive Award Plan.

Stock-based compensation expense

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$3,148	$927	$5,816	$1,575
General and administrative	1,793	189	3,283	296
Total stock-based compensation expense	$4,941	$1,116	$9,099	$1,871

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of June 30, 2021 are as follows:

	Stock Options	RSAs	RSUs
Unrecognized stock-based compensation expense (in thousands)	$59,901	$2,520	$258
Weighted-average period costs expected to be recognized (years)	3.1	1.3	1.7

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	15,677	$4.52
Granted	1,558	24.43
Exercised	(417)	1.58
Forfeited/Cancelled	(376)	3.67
Outstanding as of June 30, 2021	16,442	$6.42	9.0	$216,379
Exercisable as of June 30, 2021	2,698	$1.52	8.3	$48,928

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Six Months Ended June 30,
Assumptions	2021	2020
Risk free interest rate	0.46%-1.14%	0.41%-1.51%
Expected volatility	70.00%	70.00%
Expected term (years)	5.50 - 6.25	6.25-6.75
Expected dividend	0.00%	0.00%

The following table summarizes additional information related to stock option activity:

	Six Months Ended June 30,
	2021	2020
Weighted average grant date fair value per share for options granted	$15.30	$1.21
Aggregate intrinsic value of stock options exercised (in thousands)	$9,464	$23

Restricted stock awards

A summary of the Company’s RSA activity is as follows:

	RSAs (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2020	10,079	$0.33
Vested	(2,851)	0.25
Forfeited	(15)	0.73
Unvested shares as of June 30, 2021	7,213	$0.36

The fair value of vested RSAs for the three months ended June 30, 2021 and 2020 was $0.4 million and $0.2 million, respectively, and $0.7 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.

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

15. Net income (loss) per share

Basic and diluted earnings per share are computed using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. The Company’s unvested restricted stock awards are considered participating securities because they are legally issued at the grant date and holders have a non-forfeitable right to receive dividends.

Basic EPS is generally computed by dividing net income attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is generally computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of restricted stock units and stock options are reflected in diluted net income per share by applying the treasury stock method.

The following table summarizes the calculation of basic and diluted net income (loss) per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Basic earnings per common share:
Net income (loss)	$18,683	$(87,808)	$(161,934)	$(120,683)
Less: net income allocated to participating securities(1)	(749)	-	-	-
Net income attributable to common stockholders	$17,934	$(87,808)	$(161,934)	$(120,683)
Weighted-average number of common shares - basic	179,899	12,232	149,683	11,526
Basic earnings per common share	$0.10	$(7.18)	$(1.08)	$(10.47)

Diluted earnings per common share:
Net income (loss)	$18,683	$(87,808)	$(161,934)	$(120,683)
Less: net income allocated to participating securities(1)	(749)	-	-	-
Net income attributable to common stockholders	$17,934	$(87,808)	$(161,934)	$(120,683)
Weighted-average number of common shares - basic	179,899	12,232	149,683	11,526
Effect of dilutive securities:
Stock options and restricted stock units	10,609	-	-	-
Weighted-average number of common shares - diluted	190,508	12,232	149,683	11,526
Diluted earnings per common share	$0.09	$(7.18)	$(1.08)	$(10.47)

(1) Restricted stock awards granted to employees by the Company are considered participating securities.

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Convertible preferred stock	-	134,113	-	134,113
Unvested restricted common stock	-	13,743	7,213	13,743
Options to purchase common stock	1,553	8,154	16,442	8,154
Unvested RSUs	-	328	328	328
Total	1,553	156,338	23,983	156,338

16. Employee benefit plan

In January 2019, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. The Company has not made a matching contribution since plan inception.

17. Subsequent events

In July 2021, the Company entered into an agreement to lease 163,193 square feet of industrial space located in Fremont, CA for the construction of a GMP manufacturing facility. The initial term of the lease is July 2021 through November 2031 and includes the option to extend for up to two additional five-year terms. The Company will be obligated to pay base rent of $28.6 million over the initial term of the lease. In accordance with the lease agreement, the Company has obtained a letter of credit in the amount of $6.4 million, which amount is subject to reduction to $0.5 million under certain circumstances starting in July 2023.

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

We continue to make scientific progress on developing our cell engineering platforms and advancing our product candidates through preclinical development and towards potential IND submissions. Given the depth and breadth of our portfolio, we expect to assess and prioritize our programs on an ongoing basis based on various factors, including internal and external opportunities and constraints, which may result in our decision to advance certain programs ahead or instead of others. As certain of our product candidates advance towards potential IND submissions, we are conducting GLP toxicity studies and establishing necessary scale-up for our manufacturing processes. With respect to our in vivo hepatocyte fusosome program, we have adjusted our expectations regarding the timing of a potential IND submission in order to accommodate for time necessary to achieve desired potency and yield.

Our ex vivo and in vivo technology represents an aggregation of years of innovation and technology from multiple academic institutions and companies, including our fusogen technology acquired from Cobalt Biomedicines Inc. (Cobalt), our ex vivo cell engineering programs focused on replacing damaged cells in the heart and certain brain disorders acquired from Cytocardia Inc. and Oscine Corp., respectively, and hypoimmune technology licensed from the President and Fellows of Harvard College (Harvard) and The Regents of the University of California, amongst others. For details regarding these acquisitions and license and collaboration agreements, see Note 3, Acquisitions and Note 5, License and collaboration agreements, and to our consolidated financial statements included in the 2020 Form 10-K, as well as the subsection titled “Business— Key Intellectual Property Agreements” in Part I, Item 1, of our 2020 Form 10-K.

We were incorporated in July 2018, and our operations to date have included developing our in vivo and ex vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, acquiring technology, organizing and staffing the company, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. Our net losses for the six months ended June 30, 2021 and 2020 were $161.9 million and $120.7 million, respectively. As of June 30, 2021, we had an accumulated deficit of $591.4 million. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations. In addition, as of June 30, 2021 the accumulated deficit of $591.4 million includes non-cash charges of $106.5 million and $89.2 million related to the revaluation of the success payment liabilities and contingent consideration, respectively.

In February 2021, we completed our initial public offering (IPO) and issued 27.0 million shares of our common stock, including 3.5 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price of $25.0 per share and received net proceeds of $626.4 million. Prior to the IPO, we funded our operations from the issuance and sale of our convertible preferred stock, raising an aggregate of $705.5 million in gross proceeds. As of June 30, 2021, we had cash, cash equivalents, and marketable securities of $930.8 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 36 months.

We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we: continue to advance our in vivo and ex vivo cell engineering platforms; continue preclinical development of our current and future product candidates and initiate additional preclinical studies; commence clinical studies of our current and future product candidates; establish our manufacturing capability, including developing our contract development and manufacturing relationships and building our internal manufacturing facility; acquire and license technologies aligned with our in vivo and ex vivo cell engineering platforms; seek regulatory approval of our current and future product candidates; expand our operational, financial, and management systems and increase personnel, including personnel to support our preclinical and clinical development, manufacturing, and commercialization efforts; continue to develop, grow, perfect, and defend our intellectual property portfolio; and incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.

We are also investing early in building world class capabilities in key areas of manufacturing sciences and operations, including development of our in vivo and ex vivo cell engineering platforms, product characterization, and process analytics from the time candidates are in early research phases. Our investments also include scaled research solutions, scaled infrastructure, and novel technologies to improve efficiency, characterization, and scalability of manufacturing, including establishing an internal manufacturing facility.

We anticipate that we will need to raise additional financing in the future to fund our operations, including the commercialization of any approved product candidates. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, any future equity or debt financings, and upfront, milestone, and royalty payments, if any, received under future license or collaboration agreements. We may not be able to raise additional capital on terms that are acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

COVID-19 business update

The global COVID-19 pandemic continues to evolve rapidly, and we will continue to monitor it closely. The extent of the impact of the COVID-19 pandemic on our business, operations, and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration and spread of the pandemic and its impact on our ability to build out and operationalize our manufacturing facility, clinical trial enrollment, trial sites, contract research organizations (CROs), contract manufacturing organizations, suppliers of key materials and supplies, including raw materials, consumables and other equipment necessary to manufacture our product candidates, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have experienced modest delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs and academic institutions that have since resumed operations, and due to the Washington, California, and Massachusetts stay-at-home orders where our operations are located. However, to the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and most of our non-laboratory employees working remotely. We will continue to actively monitor the situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business.

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

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms of the Cobalt acquisition agreement, we have an obligation to pay contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million to certain former Cobalt stockholders upon our achievement of certain pre-specified development milestones (Cobalt Contingent Consideration), and a success payment (Cobalt Success Payment) of up to $500.0 million payable in cash or stock, at our discretion. The Cobalt Success Payment is payable, if at pre-determined valuation measurement dates, including our IPO and periodically thereafter, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application (BLA) or new drug application (NDA). As of June 30, 2021 a Cobalt Success Payment had not been triggered. In addition to our IPO, a valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. See Note 3, Acquisitions to our condensed consolidated financial statements included elsewhere in this report for details on the different market capitalizations and impact to the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control.

As of June 30, 2021 and December 31, 2020, the estimated fair value of the Cobalt Success Payment liability was $89.8 million and $64.7 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $140.5 million and $121.9 million, respectively. The Cobalt Success Payment liability and Contingent Consideration are recorded in long-term liabilities on the condensed consolidated balance sheets. In connection with the change in the estimated fair value of the Cobalt Success Payment, we recognized a gain of $66.6 million and an expense of $33.5 million for the three months ended June 30, 2021 and 2020, respectively, and expenses of $25.1 million and $33.9 million for the six months ended June 30, 2021 and 2020, respectively. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, we recognized expenses of $7.2 million and $14.0 million for the three months ended June 30, 2021 and 2020, respectively, and $18.6 million and $14.3 million for the six months ended June 30, 2021 and 2020, respectively.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” and “—Critical accounting policies and significant judgments and estimates—Contingent consideration” in our 2020 Form 10-K for more information on the accounting treatment of the Cobalt Success Payment and Cobalt Contingent Consideration.

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

As of June 30, 2021 and December 31, 2020, the estimated fair value of the Harvard Success Payment liability was $19.1 million and $11.8 million, respectively. As of June 30, 2021 and December 31, 2020, $5.0 million and $0 were recorded in short-term liabilities, respectively and $14.1 million and $11.8 million were recorded in long-term liabilities in the condensed consolidated balance sheet, respectively. In connection with the change in the estimated fair value of the Harvard Success Payment liability, we recognized a gain of $16.6 million and an expense of $4.4 million for the three months ended June 30, 2021 and 2020, respectively, and expenses of $7.3 million and $4.6 million for the six months ended June 30, 2021 and 2020, respectively.

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

Research and development expenses consist of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation, external research and development expenses incurred under arrangements with third parties, laboratory supplies, costs to acquire and license technologies aligned with our goal of translating engineered cells to medicines, facility and other allocated expenses, including rent, depreciation, and allocated overhead costs, and other research and development expenses. The timing and amount of costs to acquire and license technologies in the future cannot be estimated with reliability and may fluctuate from quarter to quarter and year to year.

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

Research and development activities account for a significant portion of our operating expenses. We anticipate that our research and development expenses will increase over the foreseeable future as we expand our research and development efforts including expanding the capabilities of our cell engineering platforms, identifying product candidates, completing preclinical studies and commencing clinical trials, establishing internal and external manufacturing capabilities, seeking regulatory approval of our product candidates, and incurring costs to acquire and license technologies aligned with our goal of translating engineered cells to medicines. A change in the outcome of any of these factors could result in a significant change in the costs and timing associated with the development of our product candidates.

Research and development related success payments and contingent consideration

Research and development related success payments and contingent consideration include the change in the estimated fair value of our Cobalt and Harvard Success Payment liabilities and Cobalt Contingent Consideration. Research and development expense (gain) related to our success payment liabilities and contingent consideration is unpredictable and may vary significantly from quarter to quarter and year to year due to changes in the assumptions used in the calculation.

General and administrative

General and administrative expenses consist of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation for our employees in finance, human resources, legal, information technology, executive, and other administrative functions, legal and consulting fees, insurance fees, and facility costs not otherwise included in research and development expenses. Legal fees include those related to corporate and patent matters.

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

Results of operations

Comparison of the three and six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Operating expenses (gains):
Research and development	$44,996	$29,991	$15,005	$86,876	$56,397	$30,479
Research and development related success payments and contingent consideration	(76,025)	51,906	(127,931)	51,025	52,820	(1,795)
General and administrative	12,477	6,009	6,468	24,298	11,964	12,334
Total operating expenses (gains)	(18,552)	87,906	(106,458)	162,199	121,181	41,018
Gain (loss) from operations	18,552	(87,906)	106,458	(162,199)	(121,181)	(41,018)
Interest income, net	130	79	51	251	474	(223)
Other income, net	1	19	(18)	14	24	(10)
Net income (loss)	$18,683	$(87,808)	$106,491	$(161,934)	$(120,683)	$(41,251)

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Personnel	$17,689	$10,714	$6,975
Research and laboratory	14,710	8,985	5,725
Facility and other allocated costs	11,387	7,172	4,215
Other	1,210	3,120	(1,910)
Total research and development expense	$44,996	$29,991	$15,005

Research and development expense was $45.0 million and $30.0 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $15.0 million was primarily due to:

•

increased personnel-related expenses of $7.0 million, including non-cash stock-based compensation of $2.2 million, which was primarily attributable to an increase in headcount to expand our research and development capabilities;

•an increase of $5.7 million in research and laboratory costs, including laboratory supplies, preclinical studies, and other external research expenses; and
•an increase of $4.2 million of facility and allocated costs, including rent, depreciation, and allocated overhead costs.

The following table summarizes the components of our research and development expenses for the periods presented:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Personnel	$34,753	$21,234	$13,519
Research and laboratory	28,099	17,821	10,278
Facility and other allocated costs	20,843	13,231	7,612
Other	3,181	4,111	(930)
Total research and development expense	$86,876	$56,397	$30,479

Research and development expense was $86.9 million and $56.4 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $30.5 million was primarily due to:

•

increased personnel-related expenses of $13.5 million, including non-cash stock-based compensation of $4.2 million, which was primarily attributable to an increase in headcount to expand our research and development capabilities;

•	an increase of $10.3 million in research and laboratory costs, including preclinical studies, laboratory supplies, and other external research expenses; and
•	an increase of $7.6 million of facility and allocated costs, including rent, depreciation, and allocated overhead costs.

Research and development related success payments and contingent consideration

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the periods presented:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Success payments	$(83,188)	$37,929	$(121,117)
Contingent consideration	7,163	13,977	(6,814)
Total research and development related success payments and contingent consideration	$(76,025)	$51,906	$(127,931)

For the three months ended June 30, 2021 and 2020, we recognized a non-cash gain of $76.0 million and a non-cash expense of $51.9 million for the changes in the estimated fair value of research and development related success payments and contingent consideration. The decrease of $127.9 million was due to a decrease of $121.1 million for the change in the estimated fair value of our Cobalt Success Payment and Harvard Success Payment liabilities in aggregate due to changes in our market capitalization and stock price during the relative periods. Also, the estimated fair value of the Cobalt Contingent Consideration decreased $6.8 primarily due to the change in the discount rate offset by scientific progress made toward the achievement of milestone during the relative periods.

The following table summarizes the expenses associated with research and development related success payments and contingent consideration for the for the periods presented:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Success payments	$32,469	$38,481	$(6,012)
Contingent consideration	18,556	14,339	4,217
Total research and development related success payments and contingent consideration	$51,025	$52,820	$(1,795)

For the six months ended June 30, 2021 and 2020 we recognized non-cash expenses of $51.0 million and $52.8 million for the changes in the estimated fair value of research and development related success payments and contingent consideration. The decrease of $1.8 million was due to a decrease of $6.0 million for the change in the estimated fair value of our Cobalt Success Payment and Harvard Success Payment liabilities in aggregate due to changes in our market capitalization and stock price during the relative periods, offset by an increase of $4.2 for the change in the estimated fair value of the Cobalt Contingent Consideration due to scientific progress made toward the achievement of milestones during the relative periods.

General and administrative Expenses

General and administrative expenses were $12.5 million and $24.3 million for the three and six months ended June 30, 2021, respectively, compared to $6.0 million and $12.0 million for the three and six months ended June 30, 2020, respectively.

The increase of $6.5 million for the three months ended June 30, 2021 was primarily due to increased personnel-related expenses of $2.8 million, including non-cash stock-based compensation of $1.6 million, primarily attributable to an increase in headcount to build our infrastructure, increased legal fees to support our patent portfolio and licensing arrangements of $1.5 million, increased insurance of $1.0 million associated with being a public company, consulting fees of $0.4 million, and facility costs, including rent, of $0.3 million.

The increase of $12.3 million for the six months ended June 30, 2021 was primarily due to increased personnel-related expenses of $5.3 million, including non-cash stock-based compensation of $3.0 million, primarily attributable to an increase in headcount to build our infrastructure, increased legal fees of to support our patent portfolio and licensing arrangements $2.4 million, increased insurance of $2.0 million associated with being a public company, consulting fees of $0.8 million, and facility costs, including rent, of $0.7 million.

Interest income, net

Interest income, net was $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively, compared to $0.1 million and $0.5 million for the three and six months ended June 30, 2020, respectively. The decrease of $0.2 million for the six months ended June 30, 2021 was due to lower interest rates on cash and marketable securities balances, offset by an increase in our total cash and marketable securities balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of June 30, 2021, we had $930.8 million in cash, cash equivalents, and marketable securities. To date we have raised an aggregate of approximately $1.3 billion in net proceeds through our IPO and private placements of our convertible preferred stock. Since our inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever.

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

Our future capital requirements will depend on many factors, including:

•	the scope, timing, progress, costs, and results of discovery, preclinical development, and clinical trials for our current and future product candidates;
•	the number of clinical trials required for regulatory approval of our current and future product candidates;
•	the costs, timing, and outcome of regulatory review of any of our current and future product candidates;
•	the cost associated with building our manufacturing capabilities, as well as costs associated with the manufacturing of clinical and commercial supplies of our current and future product candidates;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
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

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	expenses to attract, hire, and retain skilled personnel;
•	the costs of operating as a public company;
•	our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payers;
•	our ability to address any potential interruptions or delays resulting from factors related to the COVID-19 pandemic;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products, and technologies.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations from the sale of additional equity or debt financings, or other capital obtained in connection with strategic collaborations or licensing or other arrangements. In the event that additional financing is required, we may not be able to raise it on terms that are acceptable to us or at all. If we raise additional funds through the issuance of equity or convertible debt securities, it may result in dilution to our existing stockholders. Debt financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations. If we raise funds through strategic collaborations or licensing or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and otherwise. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(90,469)	$(62,913)
Investing activities	13,767	2,709
Financing activities	627,036	435,580
Net increase in cash, cash equivalents, and restricted cash	$550,334	$375,376

Operating activities

During the six months ended June 30, 2021, net cash used in operating activities was $90.5 million, consisting primarily of our net loss of $161.9 million, partially offset by the change in our net operating assets and liabilities of $5.6 million and non-cash charges of $65.8 million. The non-cash charges of $65.8 million consisted of $32.4 million for revaluation of our success payment liabilities, $18.6 million for revaluation of contingent consideration, non-cash stock-based compensation expense of $9.1 million, depreciation expense of $4.9 million, and other non-cash charges of $0.8 million.

During the six months ended June 30, 2020, net cash used in operating activities was $62.9 million, consisting of our net loss of $120.7 million and the change in our net operating assets and liabilities of $1.8 million, partially offset by non-cash charges of $59.6 million. The non-cash charges of $59.6 million consisted of $38.5 million for revaluation of success payment liabilities, $14.3 million for revaluation of contingent consideration, depreciation expense of $2.6 million, non-cash stock-based compensation expense of $1.9 million, and other non-cash charges of $2.3 million.

Investing activities

During the six months ended June 30, 2021 and 2020, cash provided by investing activities was $13.8 million and $2.7 million, respectively. This consisted primarily of sales and maturities, less purchases, of marketable securities of $30.4 million and $11.0 million, offset by purchases of property and equipment of $16.6 million and $8.3 million for the six months ended June 30, 2021 and 2020, respectively.

Financing activities

During the six months ended June 30, 2021, cash provided by financing activities was $627.0 million, consisting primarily of net proceeds from our IPO of $626.4 million. During the three months ended June 30, 2020, cash provided by financing activities was $435.6 million, consisting primarily of proceeds from the sale of our convertible preferred stock.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of June 30, 2021:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$14,260	$31,736	$30,741	$35,223	$111,960
Purchase obligations	750	-	-	-	750
Total contractual obligations	$15,010	$31,736	$30,741	$35,223	$112,710

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of June 30, 2021 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 of our 2020 Form 10-K for more information about these payment obligations. We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock at our discretion, pursuant to the terms and conditions in the Cobalt acquisition agreement, and success payments to Harvard up to an aggregate of $175.0 million, payable in cash. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” in our 2020 Form 10-K for more information on the success payments. As of June 30, 2021, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and, therefore, any related payments are not included in the table above.

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

JOBS Act accounting election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). We will cease to be an emerging growth company until the earliest of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the fair market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use the extended transition period for any new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early if the standard allows early adoption. As of June 30, 2021, the fair market value of our common stock held by non-affiliates exceeded $700.0 million. Therefore, we will cease to be an emerging growth company as of December 31, 2021.

Critical accounting policies and significant judgements and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies used in preparation of these condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 are consistent with those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates” in our 2020 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our stock price.

Interest Rate Risk

As of June 30, 2021, we had cash, cash equivalents, and restricted cash of $677.3 million, which consisted of bank deposits and money market funds. We also had marketable securities of $255.6 million as of June 30, 2021. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low risk return. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. We had no debt outstanding as of June 30, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may, however, in the ordinary course of business face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations, cash flows or financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business.

Item 1A. Risk Factors

Investing in shares of our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. Moreover, we may have already experienced the circumstances described in one or more of the risk factors described below. Many of the following risks and uncertainties are, and will continue to be, exacerbated by the COVID-19 pandemic and  any worsening of the global business and economic environment as a result. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, reputation, or results of operations. In such case, the trading price of shares of our common stock could decline, and you may lose all or part of your investment.

Summary Risk Factors

The summary risk factors set forth below are the principal risks that we believe are material to our investors and a reader should carefully consider them. The following is a summary of the principal risks and uncertainties; however, there are additional risks and uncertainties described in this “Risk factors” section. This summary does not address every aspect of our risks factors, all of the risks that we face, or other factors not presently known to us or that we currently believe are immaterial.

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

•

All of our product candidates are in preclinical development and none have commenced clinical development. Preclinical and clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If preclinical studies or clinical trials of a product candidate are prolonged or delayed, we may be unable to obtain required regulatory approvals and therefore unable to commercialize our product candidates on a timely basis or at all.

•

The development and commercialization of biopharmaceutical products is subject to extensive regulation, and the regulatory approval processes of the U.S. Food and Drug Administration (FDA) and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates on a timely basis, if at all, our business will be substantially harmed.

•

Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates or any future product candidates, which would prevent or delay or limit the scope of regulatory approval and commercialization.

•	We may encounter difficulties in managing our growth, which could disrupt our operations.
•

The ongoing COVID-19 pandemic could materially and adversely affect our preclinical studies and development, our manufacturing capabilities, including with respect to our ability to build out and operationalize our manufacturing facility and our ability to obtain key materials, consumables and equipment necessary to manufacture our product candidates, any clinical trials we subsequently commence, and our business, financial condition, and results of operations.

•

We will require additional funding in order to finance our operations. If we are unable to raise capital when needed, or on acceptable terms, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

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
•

We depend on intellectual property licensed from third parties, and if we breach our obligations under these agreements or if any of these agreements is terminated, we may be required to pay damages, lose our rights to such intellectual property and technology, or both, which would harm our business.

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

We are a preclinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through private placements of our convertible preferred stock and, more recently, through our IPO. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $161.9 million and $120.7 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $591.4 million. Our losses have resulted principally from expenses incurred for the research and development of our in vivo and ex vivo cell engineering platforms and from management and administrative costs and other expenses that we have incurred while building our business infrastructure.

We expect our operating losses will continue to increase substantially for the foreseeable future as we expand our research and development efforts, expand the capabilities of our cell engineering platforms, identify product candidates, establish internal and external manufacturing capabilities, complete preclinical studies and commence clinical trials, seek regulatory approval and commercialization of our product candidates, and operate as a public company. We anticipate that our expenses will increase substantially as we:

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

We have devoted a significant portion of our financial resources and efforts to building our organization, developing our in vivo and ex vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, acquiring technology, organizing and staffing the company, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We are in the early stages of development of our product candidates, have not yet commenced any clinical trials for any of our product candidates, and have not completed development or commercialization of any product candidate.

To become and remain profitable, we must succeed in identifying, developing, getting regulatory approval for and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, continuing to discover and develop additional product candidates, obtaining regulatory approval for any product candidates that successfully complete clinical trials, accessing manufacturing capacity, establishing marketing capabilities, and commercializing and ultimately selling any products for which we may obtain regulatory approval. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is sufficient to achieve profitability. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our shares of common stock could be materially adversely affected.

Because of the numerous risks and uncertainties associated with pharmaceutical products and biological development, we are unable to accurately predict the timing or increases in the amount of expenses we will incur or when, or if, we will be able to achieve profitability. If we are required by the FDA or comparable foreign regulatory authorities to perform studies in addition to those we currently anticipate, or if there are any delays in commencing or completing our clinical trials or the development of any of our product candidates, our expenses could increase and our ability to obtain commercial revenue could be further delayed and become more uncertain, which will have a material adverse impact on our business.

We will require additional funding in order to finance our operations. If we are unable to raise capital when needed, or on acceptable terms, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek regulatory and marketing approval for, our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. To date, we have funded our operations from private placements of our convertible preferred stock and, more recently, our IPO. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the preclinical development of our in vivo and ex vivo platforms and product candidates, advance our product candidate into and through clinical trials, and continue to research, develop, and conduct preclinical studies of other potential product candidates.

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

As of June 30, 2021, we had $930.8 million in cash, cash equivalents, and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities at June 30, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 36 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

•	the scope, timing, progress, costs, and results of discovery, preclinical development, and clinical trials for our current or future product candidates;
•	the number of clinical trials required for regulatory approval of our current or future product candidates;
•	the costs, timing, and outcome of regulatory review of any of our current or future product candidates;
•	the cost associated with building our manufacturing capabilities, as well as costs associated with the manufacturing of clinical and commercial supplies of our current or future product candidates;

•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;

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

Our ability to raise additional funds will depend on financial, economic, political and market conditions and other factors over which we may have no or limited control. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we could be required to:

•	delay, limit, reduce, or terminate preclinical studies, clinical trials, or other research and development activities, or eliminate one or more of our development programs altogether; or
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

We agreed to make success payments, payable in cash, pursuant to our license agreement with the President and Fellows of Harvard College (Harvard) and contingent consideration and success payments, payable in cash or stock at our discretion, pursuant to the terms and conditions of our acquisition agreement with Cobalt Biomedicine, Inc. (Cobalt). The success payments to Harvard (Harvard Success Payments) are based on increases in the fair value of our common stock. The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x based on a comparison of the per share fair value of our common stock relative to the original $4.00 issuance price at pre-determined valuation measurement dates. The amount of the Harvard Success Payments will not exceed an aggregate of $175.0 million, which would only occur upon a 40x increase in value. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. The valuation measurement dates for the Harvard Success Payments are triggered by events which include: the one-year anniversary of our IPO, and periodically thereafter, and the date of the consummation of a merger, an asset sale, or the sale of the majority of the shares held by our Series A convertible preferred stockholders, and the last day of the term of the success payments. If a higher success payment tier is met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard are credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold.

In connection with the Cobalt acquisition, we have an obligation to pay contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million to certain former Cobalt stockholders upon our achievement of certain pre-defined development milestones. Additionally, we are obligated to pay a success payment to certain Cobalt shareholders (Cobalt Success Payment) of $500.0 million if, at pre-determined valuation measurement dates, including our IPO and periodically thereafter, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application (BLA) or new drug application (NDA). In addition to our IPO, a valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. The term of the Cobalt Success Payment is 20 years from the date of the Cobalt acquisition. See Note 3, Acquisitions, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details on the different company valuation thresholds and the impact on the value of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration following a change of control.

In order to satisfy our obligations to make these success payments, if and when they are triggered, we may issue equity or convertible debt securities that may cause dilution to our stockholders, or we may use our existing cash or incur debt obligations to satisfy the success payment obligations in cash, which may adversely affect our financial position. In addition, these success payments may impede our ability to raise money in future public offerings of debt or equity securities or to obtain a third party line of credit. We expect the first valuation measurement date for the Harvard Success Payments to be the one-year anniversary of our IPO. See Note 5, License and collaboration agreements, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the per share common stock prices that trigger a Harvard Success Payment and the corresponding payment amount. The first valuation measurement date for the Cobalt Success Payment was our IPO, but our IPO did not trigger such a payment. However, such payment is dependent on our progress on fusogen-related product candidates and our market capitalization, which is unpredictable and may fluctuate significantly from quarter to quarter and year to year.

The contingent consideration and success payment obligations in our license and acquisition agreements may cause our operating results, net losses, and financial condition as reported by U.S. generally accepted accounting principles (GAAP) to fluctuate significantly from quarter to quarter and year to year, which may reduce the usefulness of our financial statements.

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our condensed consolidated balance sheets. Under GAAP, we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment and contingent consideration liabilities may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements.

For example, as of June 30, 2021, March 31, 2021, and December 31, 2020, the estimated fair value of the Cobalt Success Payment liability was $89.8 million, $156.5 million, and $64.7 million, respectively, and the estimated fair value of the Harvard Success Payment liability was $19.1 million, $35.7 million, and $11.8 million, respectively. For the three and six months ended June 30, 2021, we recorded a gain of $76.0 million and an expense of $51.0 million, respectively, related to the change in the estimated fair value of the success payments in aggregate. As of June 30, 2021, March 31, 2021, and December 31, 2020, the estimated fair value of the Cobalt Contingent Consideration was $140.5 million, $133.3 million, and $121.9 million, respectively. For the three and six months ended June 30, 2021, we recorded expenses of $7.2 million and $14.0 million, respectively, related to the change in the estimated fair value of the Cobalt Contingent Consideration. In addition, we recorded net income of $18.7 million for the three months ended June 30, 2021 and net loss of $161.9 million for the six months ended June 30, 2021, respectively. Moreover, for the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price at June 30, 2021 from $19.66 per share to $23.59 per share would have decreased the gain recorded in the three months ended June 30, 2021 associated with the success payment liability by $4.8 million. A hypothetical 20% decrease in the stock price from $19.66 per share to $15.73 per share would have increased the gain recorded in three months ended June 30, 2021 associated with the success payment liability by $4.7 million. For the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization at June 30, 2021 from $3.5 billion to $4.2 billion would have decreased the gain recorded in the three months ended June 30, 2021 associated with the success payment liability by $18.4 million. A hypothetical 20% decrease in our market capitalization from $3.5 billion to $2.8 billion would have increased the gain recorded in three months ended June 30, 2021 associated with the success payment liability by $19.1 million.

Although we have incurred net losses in each period since our inception and expect to continue to incur net losses for the foreseeable future, the net income we recorded for the three months ended June 30, 2021 was solely due to the decrease in the estimated fair value of our success payments. It is possible that future fluctuations in the price of our common stock and market capitalization and the resulting change in the estimated fair value of our success payments could again lead us to record net income in a future period despite us incurring operating losses and negative cash flows during such period. Alternatively, significant stock appreciation during a future period could lead to a significant increase in our recorded GAAP net loss.

Our limited operating history may make it difficult for you to evaluate our prospects and likelihood of success.

We are a preclinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Since our inception in July 2018, we have devoted substantially all of our resources and efforts to building our organization, developing our in vivo and ex vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capability, acquiring technology, organizing and staffing the company, business planning, establishing and securing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. Since all of our product candidates are still in preclinical development, we have not yet demonstrated our ability to successfully commence or complete any clinical trials (including Phase 3 or other pivotal clinical trials), obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions you may make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We are seeking to identify and develop a broad pipeline of product candidates using our in vivo and ex vivo cell engineering platforms. We have not commenced clinical trials for any product candidates developed with these platforms. The scientific research that forms the basis of our efforts to develop product candidates with our platforms is still ongoing. We are not aware of any FDA approved therapeutics utilizing fusogen technology or that are iPSC-derived cell products. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our platforms is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. For example, we have not tested our cell engineering platforms on all pluripotent and differentiated cell types or in all microenvironments, so results from one cell type or microenvironment may not translate into other cells types or microenvironments. Also, we have not tested any of the product candidates that we are developing using our cell engineering platforms in humans, and our current data is limited to animal models and preclinical cell lines, the results of which may not translate into humans. Further, relevant animal models and assays may not accurately predict the safety and efficacy of our product candidates in humans, and we may encounter significant challenges creating appropriate models and assays for demonstrating the safety and purity of our product candidates. In addition, our fusogen and hypoimmune technologies have potential safety risks related to, but not limited to, genotoxicity associated with the delivery of genome modifying payloads. For example, DNA sequences that randomly integrate into a cell’s DNA may increase risk for or cause certain cancers. Alternatively, targeted gene-editing approaches may edit the genome at sites other than the targeted DNA or cause DNA rearrangements, each of which may have oncogenic or other adverse effects. Furthermore, our hypoimmune technology has potential safety risks related to, but not limited to, the potential risk of a hypoimmune cell becoming infected with a virus or undergoing oncogenic transformation. Also, our stem cell-based product candidates have potential safety risks related to, but not limited to, the potential risk of insufficient cell differentiation leading to oncogenic transformations or other adverse effects. As a result, it is possible that safety events or concerns could negatively affect the development of our product candidates, including adversely affecting patient enrollment in future clinical trials of our product candidates among the patient populations that we intend to treat.

Given the novelty of our technologies, we intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates; however, due to a lack of comparable experiences, the regulatory pathway with the FDA and comparable regulatory authorities may be more complex and time-consuming relative to more well-known therapeutics. Even if we obtain human data to support our product candidates, the FDA or comparable foreign regulatory agencies may lack experience in evaluating the safety and efficacy of our product candidates that we develop using our platforms, which could result in a longer than expected regulatory review process, increase our expected development costs, and delay or prevent commercialization of our product candidates. The validation process takes time and resources, may require independent third-party analyses, and may not be accepted or approved by the FDA or comparable foreign regulatory authorities. We cannot be certain that our approach will lead to the development of approvable or marketable products, alone or in combination with other therapies.

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

Our ability to generate revenue from sales of any of our product candidates, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful identification, development, regulatory approval and eventual commercialization of any product candidates, which may never occur. We have never generated revenue from sales of any products, and we may never be able to develop, obtain regulatory approval for or commercialize a marketable product. We are in preclinical development, and all of our product candidates will require significant clinical development; management of preclinical, clinical and manufacturing activities; regulatory approval in multiple jurisdictions; establishing manufacturing supply, including commercial manufacturing supply; and require us to build a commercial organization and make substantial investment and significant marketing efforts before we generate any revenue from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

The successful development of our product candidates will depend on several factors, including the following:

•	successful and timely completion of preclinical studies and clinical trials for which the FDA, and any comparable foreign regulatory authority, agree with the design, endpoints, and implementation;
•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•	receipt of regulatory approvals or authorizations for conducting future clinical trials;
•	initiation and successful patient enrollment in, and completion of, clinical trials on a timely basis;
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

•	timely receipt of marketing approvals for our product candidates from applicable regulatory authorities;
•	ability to address any potential interruptions or delays resulting from factors related to the COVID-19 pandemic;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities; and
•

ability to establish, scale up and scale out, either alone or with third-party manufacturers, manufacturing capabilities of clinical supply for our clinical trials and commercial manufacturing (including licensure), if any of our product candidates are approved.

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

We have experienced rapid growth since our inception in July 2018. As of June 30, 2021, we had 321 full-time employees. We expect continued growth in the number of our employees and the scope of our operations, particularly as we advance our IND-enabling studies, establish regulatory, quality, and clinical operations, and continue to establish supply chain logistics and manufacturing.

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

In addition, future growth imposes significant added responsibilities on members of management, including: identifying, recruiting, integrating, maintaining, and motivating additional employees; managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to third parties; and improving our operational, financial and management controls, reporting systems, and procedures.

We currently rely on third-party service providers, advisors, and consultants to provide certain services, including strategic, financial, business development, and research and development services, as well as certain aspects of regulatory approval and manufacturing. There can be no assurance that the services of such third-party service providers, advisors, and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by such third-party service providers, advisors or consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing third-party service providers, advisors or consultants or find other competent third-party service providers, advisors or consultants on reasonable terms, or at all.

The ongoing COVID-19 pandemic could materially and adversely affect our preclinical studies and development, any clinical trials we subsequently commence, and our business, financial condition, and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures have periodically been implemented across much of the United States, including in the locations of our offices and those of key vendors and partners. As a result of the COVID-19 pandemic, or similar pandemics, and related “shelter in place” orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our preclinical studies and development, any clinical trials we subsequently commence, and our business, financial condition, and results of operations. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory and have taken other precautionary measures as well, including the periodic testing of our employees. We also established a cross-functional task force and implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our business. Potential disruptions to our preclinical development efforts include, but are not limited to:

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

We have not yet commenced clinical trial activities for any of our product candidates. If we commence clinical trials for one or more of our product candidates, potential disruptions of those clinical trials as a result of COVID-19 or similar pandemics may include, but are not limited to:

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

•	delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;
•	delays or difficulties in enrolling and retaining patients in our clinical trials;
•	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, developing other health conditions or being forced to quarantine;
•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns, or stoppages and disruptions in delivery systems with respect to materials and reagents;

•

diversion of healthcare resources away from the conduct of our clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

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

The COVID-19 global pandemic continues to rapidly evolve. Although many countries, including certain countries in Europe and the United States, have re-opened, rises in new cases have caused certain countries to re-initiate restrictions. The extent to which the COVID-19 pandemic may affect our preclinical studies, clinical trials, business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the geographic spread of the disease, the duration of the pandemic, travel restrictions, actions to contain the pandemic or reduce its impact in the United States and other countries, such as required social distancing, quarantines or lock-downs, business closures, or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Additionally, we are unable to predict if a different pandemic could have similar or different impacts on our business, financial condition, or share price. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition, and results of operations.

Our ability to develop our cell engineering platforms and products and our future growth depends on retaining our key personnel and recruiting additional qualified personnel.

Our success depends upon the continued contributions of our key management, scientific, and technical personnel, many of whom have been instrumental for us and have substantial experience with our cell engineering platforms, underlying technologies, and related product candidates. Given the specialized nature of our in vivo and ex vivo cell engineering and the fact that these are novel and emerging fields, there is an inherent scarcity of experienced personnel in these fields. As we continue developing our product candidates in our pipeline, we will require personnel with medical, scientific, or technical qualifications specific to each program. The loss of key managers and senior scientists could delay our research and development activities. Despite our efforts to retain valuable employees, members of our management, scientific, and development teams may terminate their employment with us on short notice. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. If our retention efforts are unsuccessful in the future, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business.

Further, certain of our key employees, including Drs. Fry, Goldman and Murry, retain partial employment at academic institutions; Dr. Goldman currently devotes approximately 60% of his time to the University of Rochester and the University of Copenhagen, Dr. Murry currently devotes approximately 25% to his time to the University of Washington, and Dr. Fry currently devotes approximately 25% of his time to the University of Colorado until August 2022 when Dr. Fry plans to devote 100% of his time to us. These arrangements may expose us to increased potential for these individuals to return to their academic positions full-time or devote less of their attention to us than is optimal, and, potentially, expose us to claims of intellectual property ownership or co-ownership by the respective academic institutions.

The competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and our future success depends upon our ability to attract, retain, and motivate highly skilled scientific, technical, and managerial employees. Specifically, our research and development programs, clinical operations and sales and marketing efforts depend on our ability to attract and retain highly skilled scientists, engineers and sales professionals. We face competition for personnel from other companies, universities, public and private research institutions, and other organizations. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications on acceptable terms, or at all. Many of the companies with which we compete for experienced personnel have greater resources than we do, and any of our employees may terminate their employment with us at any time. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

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

Our in vivo and ex vivo cell engineering technology represents an aggregation of years of innovation and technology from multiple academic institutions and companies, including our fusogen technology acquired from Cobalt, our ex vivo cell engineering programs focused on replacing damaged cells in the heart and certain brain disorders acquired from Cytocardia Inc. (Cytocardia) and Oscine Corp. (Oscine), respectively, and hypoimmune technology licensed from Harvard and The Regents of the University of California (UCSF), amongst others. Further, a key component of our strategy is to acquire and in-license technologies to support our mission of using engineered cells as medicines. As such, we actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies, as well as pursue joint ventures or investments in complementary businesses. The success of our strategic transactions, including any future strategic transactions, depends on the risks and uncertainties involved, including:

•	unanticipated liabilities related to acquired companies or joint ventures;
•	difficulties integrating acquired personnel, technologies, and operations into our existing business;
•	retention of key employees;
•	diversion of management time and focus from operating our business to management of acquisition and integration efforts, strategic alliances or joint ventures challenges;

•	increases in our expenses and reductions in our cash available for operations and other uses;
•	disruption in our relationships with collaborators or suppliers as a result of such transactions;
•	possible write-offs or impairment charges relating to acquired businesses or joint ventures; and
•	challenges resulting from the COVD-19 pandemic making it more difficult to integrate acquired businesses into our business.

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

Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, or require us to incur debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition.

Though many of our personnel have significant experience with respect to manufacturing biopharmaceutical products, we, as a company, do not have experience in developing or maintaining a manufacturing facility. There can be no assurance that we will be able to maintain a compliant facility and manufacture our product candidates as intended, given the complexity of manufacturing novel therapeutics. If we fail to successfully operate our facility, this could adversely affect our clinical trials and the commercial viability of our product candidates.

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

A key to our strategy is operating our own manufacturing facility. Accordingly, in July 2021, we entered into a long-term lease to establish and operate our own good manufacturing practices (GMP) manufacturing facility to support our late-stage clinical development and early commercial product candidates across our product portfolio, including with respect to the production of allogeneic T cells, viral vectors, and pluripotent stem cell-derived products. We expect that it will take several years before we are able to begin manufacturing our product candidates at this facility, if at all. Designing and building out our manufacturing facility will be time-consuming and will require significant resources, including a reallocation of certain of our resources, including the time and attention of our senior management. In addition, given the volatility in the costs of building materials, building out our manufacturing facility may be more expensive than we expect. We do not have experience as a company in developing a manufacturing facility, and we may experience unexpected costs or delays or be unsuccessful in developing our internal manufacturing capability in time to support registration-enabling clinical trials of our product candidates or at all. In order to build out the facility, we will need to engage third party service providers and obtain equipment and third-party technology necessary to manufacture our product candidates at the facility; however, we may not be able to negotiate agreements with third parties or access necessary technologies on commercially reasonable terms or at all. Moreover, there is no guarantee that the industrial space that we are leasing to develop our manufacturing facility will not change ownership over the term of the lease or be subject to additional zoning or other restrictions, and that, in such an event, we will be able to continue to build or operate our manufacturing facility without further delay or cost. In addition, operating our facility will require us to continue to hire and retain experienced scientific, quality control, quality assurance and manufacturing personnel. As described elsewhere in these Risk Factors, competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and if we fail to attract qualified personnel or retain and motivate our current personnel, we will not be able to operate our facility, and our business and future growth prospects would be harmed.

Until we are able to begin manufacturing our product candidates at our facility, we will rely on third-party contract manufacturers to manufacture our product candidates for preclinical and clinical testing. Once we have completed the build-out of our manufacturing facility, we will be required to transition manufacturing processes and know-how of our product candidates from our contract manufacturers to our facility. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to our facility may require utilization of new or different processes to meet the requirements of our facility. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies and evaluations intended to demonstrate the comparability of material previously produced by our contract manufacturers with that generated by our facility.

Operating our manufacturing facility will require us to comply with complex regulations. Moreover, our manufacturing facility, and any future commercial manufacturing facilities we may build, will require FDA or comparable foreign regulatory authority approval, which we may not obtain in time to support registration-enabling clinical trials for our product candidates, if at all. Even if approved, we would be subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, corresponding state agencies, and comparable foreign regulatory authority to ensure strict compliance with current GMPs (cGMPs), current good tissue practices (cGTPs) and other government regulations. We also may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials, future clinical trials, or the performance of the product, once commercialized. In some circumstances, changes in the manufacturing process may require us to perform comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. We may also make further changes to our manufacturing process before or after commercialization, and such changes may require us to show the comparability of the resulting product to the product used in the clinical trials using earlier processes. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate.

Furthermore, if contaminants are discovered in our supply of product candidates or in our manufacturing facility, or any future manufacturing facilities, such supply may have to be discarded and our manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates will not occur in the future. We may not be able to manufacture our product candidates as a result of not meeting regulatory requirements and may not be able to scale up or scale out our manufacturing to meet market demand. Any failure or delay in the development of our manufacturing capabilities could adversely impact the development of our product candidates.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs, therapeutic platforms, and product candidates that we identify for specific indications. Additionally, we have contractual commitments under our collaboration agreements to use commercially reasonable efforts to develop certain programs and, thus, do not have unilateral discretion to vary from such agreed upon efforts. In addition, we have contractual commitments to conduct certain development plans, and thus may not have discretion to modify such development plans, including clinical trial designs, without agreement from our collaboration partners. As a result, we may forego or delay pursuit of opportunities with other therapeutic platforms or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs, therapeutic platforms, and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

The use of human stem cells exposes us to a number of risks in the development of our human stem cell-derived products, including restrictions on the use of human stem cells, as well as ethical, legal and social implications of research on the use of stem cells, any of which could prevent us from completing the development or gaining acceptance for commercially viable products derived from human stem cells.

We use human stem cells in our research and development, including embryonic stem cells (ESCs), and one or more of our ex vivo cell engineering product candidates may be derived from human stem cells. The use of such cells in our research, or as starting cell lines in the manufacture of one or more of our product candidates, exposes us to a number of risks. These risks include securing sufficient and viable stem cells as starting material, potential difficulties in recruiting patients for our trials, as well as managing a multitude of legal and regulatory restrictions on the sourcing and use of these cells. In particular, in some states, use of embryonic tissue as a source of stem cells is prohibited and many research institutions have adopted policies regarding the ethical use of human embryonic tissue. If these policies or restrictions have the effect of limiting the scope of research we can conduct using stem cells, our ability to develop our ex vivo cell engineering product candidates may be impaired, and this could have an adverse material effect on our business. Further, the use of stem cells, and particularly embryonic stem cells, has social, legal and ethical implications. Certain political and religious groups continue to voice opposition to the use of human stem cells in drug research, development, and manufacture. Adverse publicity due to ethical and social controversies surrounding the use of stem cells could lead to negative public opinion, difficulties enrolling patients in our clinical trials, increased regulation and stricter policies regarding the use of such cells, which could harm our business and may limit market acceptance of our product candidates. In addition, clinical experience with stem cells, including induced pluripotent stem cells (iPSCs) and ESCs, is limited. We are not aware of any products that utilize iPSCs or ESCs as a starting material that have received marketing approval from the FDA or a comparable foreign regulatory body. Therefore, patients in our clinical trials may experience unexpected side effects and we may experience unexpected regulatory delays prior to approval, or after regulatory approval, if an approval were to occur. Furthermore, our ex vivo stem cell-derived products will rely on starting materials donated by human sources. If the consent, authorization or process for the donation of those materials is not obtained or conducted in accordance with applicable legal, ethical or regulatory requirements, we could face delays in the clinical testing and approval of these products, or, potentially, we could face claims by such human sources, which could expose us to damages.

Negative public opinion and increased regulatory scrutiny of research and therapies involving gene editing or other in vivo or ex vivo cell engineering technologies may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

Certain aspects of our cell engineering platforms rely on the ability to edit genes. Public perception may be influenced by claims that gene editing is unsafe, and products incorporating gene editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in our targeted diseases prescribing our product candidates as treatments in lieu of, or in addition to, existing, more familiar, treatments for which greater clinical data may be available. Any increase in negative perceptions of gene editing may result in fewer physicians prescribing our treatments or may reduce the willingness of patients to utilize our treatments or participate in clinical trials for our product candidates. In addition, given the novel nature of in vivo and ex vivo cell engineering technologies, governments may place import, export or other restrictions in order to retain control or limit the use of such technologies. Increased negative public opinion or more restrictive government regulations, either in the United States or internationally, would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for such product candidates.

Risks Related to the Development and Clinical Testing of Our Product Candidates

Our product candidates must successfully progress through extensive preclinical studies and clinical trials in order to obtain regulatory approval to market and sell such product candidates. Even if we obtain positive results in preclinical studies of a product candidate, these results may not be predictive of the results of future preclinical studies or clinical trials.

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

Success in preclinical studies does not ensure that later preclinical studies or clinical trials will be successful. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after positive results in preclinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made during the course of clinical trials, including previously unreported adverse events. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. In addition, the results of our preclinical animal studies, including our non-human primate studies, may not be predictive of the results of subsequent clinical trials on human subjects. Product candidates may fail to show the desired pharmacological properties or safety and efficacy traits in clinical trials despite having progressed through preclinical studies.

If we fail to obtain positive results in preclinical studies or clinical trials of any product candidate, the development timeline and regulatory approval and commercialization prospects for that product candidate, and, correspondingly, our business and financial prospects, would be negatively impacted.

All of our product candidates are in preclinical development and none have commenced clinical development. Preclinical and clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If preclinical studies or clinical trials of a product candidate are prolonged or delayed, we may be unable to obtain required regulatory approvals, and therefore be unable to commercialize our product candidates on a timely basis or at all.

Preclinical studies and clinical testing are expensive, can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during this process. Product candidates in later stages of clinical trials may fail to produce the same results or to show the desired safety and efficacy traits despite having progressed through preclinical studies and earlier clinical trials. Our future clinical trials may not be successful.

Additionally, some of our trials may be open-label trials in which both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved therapy. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open-label trials will not be replicated in later placebo-controlled trials.

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
•

delays in or failure to reach agreement on acceptable terms, or at all, with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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
•

safety or tolerability concerns that could cause us or governmental authorities, as applicable, to suspend or terminate a trial, including if participants are being exposed to unacceptable health risks or experiencing undesirable side effects or there are other unfavorable characteristics of the product candidate or if such undesirable effects or risks are found to be caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;

•	our third-party research contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;

•	changes in regulatory requirements, policies, and guidelines;
•	inability to manufacture sufficient quantities of a product candidate for use in clinical trials;
•	the quality or stability of a product candidate falling below acceptable standards;
•	changes in the treatment landscape for our target indications that may make our product candidates no longer relevant;
•	third-party actions claiming infringement by our product candidates outside the United States and obtaining injunctions interfering with our progress; and
•

business interruptions resulting from geo-political actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods, and fires, or disease, including the COVID-19 pandemic.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, or completing our planned clinical trials. Moreover, while we plan to submit INDs for our potential product candidates, we may not be able to file such INDs on the timeline we expect. For example, we may experience manufacturing delays, including due to challenges associated with scaling up our manufacturing process, or other delays with IND-enabling preclinical studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

Clinical trials must be conducted in accordance with the FDA and comparable foreign regulatory authorities’ legal requirements, regulations or guidelines and are subject to oversight by these governmental agencies and IRBs or Ethics Committees at the medical institutions where the clinical trials are conducted. We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or Ethics Committees of the institutions at which such trial is being conducted, by the Data Review Committee or Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, delay our ability to obtain regulatory approval for such product candidate, and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates, thereby impairing our ability to commercialize our product candidates, and may harm our business and results of operations.

In addition, clinical trials must be conducted with supplies of our product candidates produced under cGMP and, if applicable, cGTP requirements and other regulations. Furthermore, we will rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials in compliance with good clinical practice (GCP) requirements; however, while we will enter into agreements governing their conduct, we will have limited influence over their actual performance. To the extent the CROs and clinical trial sites fail to enroll participants for our clinical trials, fail to conduct such clinical trials in accordance with GCP, or experience significant delays in the execution of trials, including delays in achieving full enrollment, we may experience increased costs, program delays, or both, which may harm our business. In addition, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment and distribution costs, additional regulatory requirements, and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening, and medical care.

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

Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols, and the rate of dropout among clinical trial participants. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be delayed in obtaining marketing approval, if we obtain it at all. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications.

Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or comparable foreign regulatory authorities will view our product candidates as having efficacy even if positive results are observed in clinical trials. The FDA or comparable foreign regulatory authorities may not agree with our manufacturing strategy or find comparability between our clinical trial product candidates and proposed commercial product candidates even if positive results are observed in clinical trials, which may result in regulatory delays or a need to perform additional clinical studies. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of our trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of our product candidates and any future product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

Interim, topline, or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available or as we make changes to our manufacturing processes and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline, or preliminary data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Further, modifications or improvements to our manufacturing processes for a product candidate may result in changes to the characteristics or behavior of the product candidate that could cause our product candidate to perform differently and affect the results of our ongoing clinical trials of such product candidate. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. Similarly, preliminary or interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Our product candidates may have serious adverse, undesirable, or unacceptable side effects or other properties that may delay or prevent marketing approval. If such side effects are identified following marketing approval, if obtained, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences following marketing approval, if obtained.

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt our clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities. We have not commenced clinical trials for any of our product candidates, and we do not have any clinical data to fully anticipate their side effects. Accordingly, we may observe unexpected side effects and/or higher levels of known side effects in clinical trials of our product candidates, including adverse events known in the same classes of therapeutics. These include the potential for, among others, infusion reaction, cytokine release syndrome (CRS), graft-versus-host disease (GvHD), neurotoxicities and certain cancers.

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

In the event that any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit approvals of such products and require us to take such approved products off the market;
•

regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies, or issue other communications containing warnings or other safety information about the product;

•

regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a risk evaluation and mitigation strategy (REMS) plan to ensure that the benefits of the product outweigh its risks;

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

The manufacture of our product candidates is complex. We or our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt our or their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.

Our product candidates are considered to be biologics, and the process of manufacturing biologics is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. In July 2021, we entered into a long-term lease to establish and operate our own GMP manufacturing facility to support our late-stage clinical development and early commercial product candidates across our product portfolio. However, we expect that it will take several years before we are able to begin manufacturing our product candidates at this facility, if at all. We currently rely, and expect for some period of time to continue to rely, on third-party contract development and manufacturing organizations for the manufacture of our product candidates for preclinical and clinical testing. To date, we and our contract manufacturers have limited experience in the technology transfer of manufacturing processes from us to our contract manufacturers and the manufacturing of cGMP batches of our product candidates. Our contract manufacturers and we, once we begin to operate our manufacturing facility, must comply with cGMPs, regulations, and guidelines for the manufacturing of biologics used in clinical trials and, if approved, marketed products. To date, we have not scaled the manufacturing process with respect to our product candidates for later-stage clinical trials and commercialization. Larger scale manufacturing will require the development of new processes, including for the removal of impurities that are a normal byproduct of the manufacturing process. The nature of our product candidates requires the development of novel manufacturing processes and analytical technologies, which could cause delays in the scaling of manufacturing, as well as greater costs that could negatively impact the financial viability of our product candidates. We cannot be sure that the manufacturing processes employed by our third-party manufacturers or the technologies that our third-party manufacturers incorporate for manufacturing will result in viable or scalable yields of in vivo and ex vivo cell engineering product candidates that will be safe and effective and meet market demand.

Once we have completed the build-out of our manufacturing facility, we will be required to transition manufacturing processes and know-how of our product candidates from our contract manufacturers to our facility. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to our facility may require utilization of new or different processes to meet the requirements of our facility. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies and evaluations intended to demonstrate the comparability of material previously produced by our contract manufacturers with that generated by our facility.

The process of manufacturing our biologic product candidates is extremely susceptible to product loss due to contamination, equipment failure, or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, this could lead to withdrawal of our products from clinical trials and the market, and such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Moreover, if the FDA or comparable foreign regulatory authorities determine that we or our third-party manufacturers are not in compliance with laws and regulations, including those governing cGMPs, the FDA or comparable foreign regulatory authority may not approve a Biologics License Application (BLA), marketing authorisation application (MAA), or comparable authorization until the deficiencies are corrected or we replace the manufacturer in our applications with a manufacturer that is in compliance. We or third-party manufacturers may not be able to manufacture our product candidates as a result of not meeting regulatory requirements.

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

Our manufacturing processes requires many reagents, which are drug substance intermediates used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials, consumables and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates. Some of these suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to variable patient outcomes and possible adverse events. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing.

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

Additionally, due to global political, economic and other factors beyond our control, including the ongoing COVID-19 pandemic, there has been, and there may continue to be, a shortage of key materials and equipment that are necessary to manufacture our product candidates, including certain consumables such as bags, flasks and pipette tips. If we or our contract manufacturers are unable to obtain the materials and equipment necessary to manufacture our product candidates, we may experience delays in manufacturing our product candidates, which will harm our ability to conduct clinical trials and commercialize our product candidates in a timely manner or at all.

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

Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Moreover, enrolling patients in clinical trials for diseases in which there is an approved standard of care is challenging, as patients will first receive the applicable standard of care. Many patients who respond positively to the standard of care do not enroll in clinical trials. This may limit the number of eligible patients able to enroll in our clinical trials who have the potential to benefit from our product candidates and could extend development timelines or increase costs for these programs. Patients who fail to respond positively to the standard of care treatment are eligible for clinical trials of unapproved drug candidates. However, these prior treatment regimens may render our therapies less effective in clinical trials.

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

Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If any of our product candidates were to cause adverse side effects during clinical trials or after approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects or patients who should not use our product candidates.

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

We have not previously submitted a BLA to the FDA or similar regulatory approval filings to comparable foreign authorities for any product candidate, and we cannot be certain that any of our product candidates will receive regulatory approval. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of a BLA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Obtaining approval of a BLA can be a lengthy, expensive, and uncertain process, and as a company we have no experience with the preparation of a BLA submission or any other application for marketing approval. Further, the FDA has not yet granted approval for a therapeutic derived from stem cells, which we believe may increase the complexity, uncertainty and length of the regulatory approval process for certain of our product candidates derived from our ex vivo cell engineering platform. In addition, the FDA has the authority to require REMS plan as part of a BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry.

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

Even if our product candidates obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

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

In addition, if we have any product candidate approved, our product labeling, advertising, and promotion will be subject to regulatory requirements and continuing regulatory review. In the United States, the FDA and the Federal Trade Commission (FTC) strictly regulate the promotional claims that may be made about pharmaceutical products to ensure that any claims about such products are consistent with regulatory approvals, not misleading or false in any particular, and adequately substantiated by clinical data. The promotion of a drug product in a manner that is false, misleading, unsubstantiated, or for unapproved (or off-label) uses may result in enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or the FTC. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions and may result in false claims litigation under federal and state statutes, which can lead to consent decrees, civil monetary penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid, and other federal and state healthcare programs. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Separately, in response to the COVID-19 pandemic, in March  2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. While the FDA has resumed certain on-site inspections of domestic manufacturing facilities, such activities are based on a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. In April 2021, the FDA issued additional guidance indicating that it plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites for situations in which in-person inspection would not be prioritized, deemed mission-critical or is otherwise limited by travel restrictions. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our research and development activities could be affected or delayed as a result of possible restrictions on animal testing.

Certain laws and regulations require us to test our product candidates on animals before initiating clinical trials involving humans. Animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted, delayed, or become more expensive.

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

We are exposed to the risk of fraud and other misconduct committed by our personnel. We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including, without limitation, employment, foreign corrupt practices, trade restrictions and sanctions, environmental, competition, and patient privacy and other privacy laws and regulations. Misconduct by employees, independent contractors, principal investigators, consultants, commercial partners, and vendors could include failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-

dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, labeling, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Misconduct by our employees, independent contractors, principal investigators, consultants, commercial partners, and vendors could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

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

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% of the average manufacturer price for most branded drugs, biologics, and biosimilars and to 13.0% for generic drug, and cap of the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price;

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

It is also possible that additional governmental action is taken in response to address the COVID-19 pandemic. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Certain of the research materials we use in our therapeutic research and development efforts, as well as stem cell lines used as starting material in our ex vivo cell engineering product candidates are derived from human sources, which potentially contain sensitive identifiable personal information regarding the donor. In addition, once we commence clinical trials, we may maintain sensitive identifiable personal information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may become subject to further obligations under HIPAA. In addition, our collection of personal information generally (e.g., of employees currently and/or of patients in the future) may subject us to state data privacy laws governing the processing of personal information and requiring notification of affected individuals and state regulators in the event of a breach of such personal information. These state laws include the California Consumer Privacy Act (CCPA) and its related regulations, and (once effective) the recently approved California Privacy Rights Act (CRPA) amending the CCPA, which establish additional data privacy rights for residents of the State of California, with corresponding obligations on businesses related to transparency, deletion rights, and opt-out of the selling of personal information, and grant a private right of action for individuals in the event of certain security breaches. Similar laws relating to data privacy and security have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information.

California voters approved the CPRA in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

Any clinical trial programs and research collaborations that we engage in outside the United States may implicate international data protection laws, including, in Europe, the General Data Protection Regulation (GDPR). The GDPR imposes stringent operational requirements for data processors and controllers of personal data. Among other things, the GDPR requires detailed notices for clinical trial subjects and investigators, as well as the security of personal data, and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects. Further, following the United Kingdom’s withdrawal from the European Union, effective as of December 31, 2020, we are required to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, which may have differing requirements.

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

We are likely to be required to expend significant capital and other resources to ensure ongoing compliance with applicable data privacy and security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Moreover, even if we take all necessary action to comply with legal and regulatory requirements, we could be subject to a data breach or other unauthorized access of personal information, which could subject us to fines and penalties, as well as litigation and reputational damage.

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

Market opportunity and market growth may prove to be smaller than we estimated, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

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

In particular, certain of our product candidates are intended to address cancer, and, in particular, B cell malignancies. Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. The use of CAR T therapies has been limited to the relapsed/refractory patient subset. Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who are in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates are based on our beliefs and estimates. Consequently, even if our product candidates are approved for a later line of therapy, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected.

We currently have no marketing, sales, or distribution infrastructure and we intend to either establish a sales and marketing infrastructure or outsource this function to a third party. Either of these commercialization strategies carries substantial risks to us.

We currently have no marketing, sales, and distribution capabilities because all of our product candidates are still in preclinical development. If any of our product candidates complete clinical development and are approved, we intend to either establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in a legally compliant manner, or to outsource this function to a third party. There are risks involved if we decide to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. To the extent that we enter into collaboration agreements with respect to marketing, sales or distribution, our product revenue may be lower than if we directly marketed or sold any approved products. Such collaborative arrangements with partners may place the commercialization of our products outside of our control and would make us subject to a number of risks, including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our products or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements, may be adversely affected by business combinations or significant changes in our collaborator’s business strategy.

If we are unable to enter into these arrangements on acceptable terms, or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to Our Dependence on Third Parties

We rely on, and expect to continue to expect to rely on, third parties to manufacture our product candidates. Any failure by a third-party manufacturer to produce acceptable raw materials or product candidates for us or to obtain authorization from the FDA or comparable foreign regulatory authorities may delay or impair our ability to initiate or complete our clinical trials, obtain regulatory approvals or commercialize approved products.

We do not currently own or operate any GMP manufacturing facilities, nor do we have any in-house GMP manufacturing capabilities. In July 2021, we entered into a long-term lease to establish and operate our own GMP manufacturing facility to support our late-stage clinical development and early commercial product candidates across our product portfolio. Though we plan to begin building out this facility in the near future, we expect that it will take several years before we are able to begin manufacturing our product candidates at this facility, if at all. Until we are able to begin manufacturing our product candidates at our facility, we will rely on third-party contract manufacturers to manufacture our product candidates for preclinical and clinical testing. A limited number of third-party contract manufacturers specialize in or have the expertise required to manufacture our product candidates. Moreover, our contract manufacturers have limited capacity at their facilities and require commitments to secure availability well in advance of manufacturing any products. Additionally, we face competition from other biopharmaceutical companies to secure availability to manufacture our product candidates at these facilities. If the third-party contract manufacturers on which we rely to manufacture our product candidates do not have sufficient availability at their facilities to manufacture our product candidates in accordance with our timelines or are not otherwise able to meet our expected deadlines, we will experience delays in manufacturing our product candidates, which could materially harm our ability to conduct our clinical trials or commercialize our product candidates in a timely manner and could harm our business.

In addition, we rely on multiple third-party contract manufacturers to produce sufficient quantities of materials required for the manufacture of our product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards, and intend to do so for the commercial manufacture of certain of our products, if approved. If we are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. Such failure or substantial delay could materially harm our business.

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

Pharmaceutical manufacturers are also subject to extensive post-marketing oversight by the FDA and comparable regulatory authorities in the jurisdictions where the product is marketed, which include periodic unannounced and announced inspections by the FDA to assess compliance with cGMP requirements. If an FDA inspection of a manufacturer’s facilities reveals conditions that the FDA determines not to comply with applicable regulatory requirements, the FDA may issue observations through a Notice of Inspectional Observations, commonly referred to as a “Form FDA 483” report. If observations in the Form FDA 483 report are not addressed in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter or proceed directly to other forms of enforcement action. Any failure by one of our contract manufacturers to comply with cGMP or to provide adequate and timely corrective actions in response to deficiencies identified in a regulatory inspection could result in further enforcement action that could lead to a shortage of products and harm our business, including withdrawal of approvals previously granted, seizure, injunction or other civil or criminal penalties. The failure of a manufacturer to address any concerns raised by the FDA or foreign regulators could also lead to plant shutdown or the delay or withholding of product approval by the FDA in additional indications or by foreign regulators in any indication. Certain countries may impose additional requirements on the manufacturing of drug products or drug substances, and on manufacturers, as part of the regulatory approval process for products in such countries. The failure by our third-party manufacturers to satisfy such requirements could impact our ability to obtain or maintain approval of our products in such countries.

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

We rely on our contract manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our preclinical studies and intend to continue to rely on these third parties for any clinical trials that we undertake. There are a limited number of suppliers for raw materials that we use to manufacture our drugs and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our preclinical studies, clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our contract manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event a new supplier must be used. The time and effort to qualify a new supplier could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which would negatively impact our operating results. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidates. If our contract manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

In instances where we do enter into collaborations, we could be subject to the following risks, each of which may materially harm our business, commercialization prospects, and financial condition:

•

we may not be able to control the amount and timing of resources that are required of us to complete our development obligations or that the collaboration partner devotes to the product development or marketing programs;

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

We are dependent on patents, know-how, and proprietary technology, both our own and licensed from others. We are a party to a number of intellectual property license agreements and acquisition agreements pursuant to which we have acquired our core intellectual property rights. In the future, we expect to enter into additional license agreements. For example, with respect to our ex vivo cell engineering platform relying on hypoimmune technology, we have licensed certain intellectual property from Harvard, UCSF, and Washington University. Additionally, we acquired our in vivo cell engineering platform, which is based on fusogen technology, from Cobalt, which included several license agreements and options-to-license, as well as our glial progenitor cell and cardiomyocyte programs from Oscine and Cytocardia, respectively, both of which came with in-licenses. These license and acquisition agreements impose, and we expect that future license and acquisition agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, we may be required to pay damages, and the licensor may have the right to terminate the license. Any termination of these licenses could result in the loss of significant rights and could harm our ability to develop or advance one of our cell engineering platforms, or develop, manufacture and/or commercialize one of our product candidates. See the subsection titled “Business— Key Intellectual Property Agreements” in Part I, Item 1, of our 2020 Form 10-K for additional information regarding these key agreements.

In addition, the agreements under which we license intellectual property or technology to or from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. Our business also would suffer if any current or future licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms or at all. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

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

If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant research programs or product candidates, and our business, financial condition, results of operations and prospects could suffer.

Licensing of intellectual property is of critical importance to our business, involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including those relating to:

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

In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort, and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third-party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third-party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of our technologies, product candidates and market opportunities. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and could determine that such a collaboration is more attractive than the one with us for our product candidate. We may also be restricted under any license agreements from entering into agreements on certain terms or at all with potential collaborators.

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

Our product candidates may also require specific components to work effectively and efficiently, and rights to those components may be held by others. We may be unable to in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, which would harm our business. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies, which could harm our business prospects, financial condition, and results of operations.

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

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our product development pipeline, which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.

We own or license from third parties certain intellectual property rights necessary to develop our product candidates. The growth of our business will likely depend in part on our ability to acquire or in-license additional proprietary rights, including to advance our research or allow commercialization of our product candidates. In that event, we may be required to expend considerable time and resources to develop or license replacement technology. For example, our programs may involve additional technologies or product candidates that may require the use of additional proprietary rights held by third parties. Furthermore, other pharmaceutical companies and academic institutions may also have filed or are planning to file patent applications potentially relevant to our business. Our product candidates may also require specific formulations or other technology to work effectively and efficiently. These formulations or technology may be covered by intellectual property rights held by others. From time to time, in order to avoid infringing these third-party patents, we may be required to license technology from additional third parties to further develop or commercialize our product candidates. We may be unable to acquire or in-license any relevant third-party intellectual property rights, including any such intellectual property rights required to manufacture, use or sell our product candidates, that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, and, as a result, we may be unable to develop or commercialize the affected product candidates, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, which may allow our competitors’ access to the same technologies licensed to us.

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

Government agencies have provided and may in the future provide funding, facilities, personnel or other assistance in connection with the development of the intellectual property rights owned by or licensed to us. Such government agencies may have retained rights in such intellectual property, including the right to grant or require us to grant mandatory licenses or sublicenses to such intellectual property to third parties under certain specified circumstances, including if it is necessary to meet health and safety needs that we are not reasonably satisfying or if it is necessary to meet requirements for public use specified by federal regulations, or to manufacture products in the United States. Any exercise of such rights, including with respect to any such required sublicense of these licenses, could result in the loss of significant rights and could harm our ability to commercialize or continue commercializing licensed products. For example, at least one of our in-licensed patent cases related to each of our ex vivo cell engineering and in vivo cell engineering platforms has been funded at least in part by the U.S. government. As a result, these patent cases are subject to certain federal regulations pursuant to the Bayh-Dole Act of 1980 (Bayh-Dole Act). In particular, the federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit to inventions produced with its financial assistance. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractors or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Intellectual property discovered under government-funded programs are also subject to certain reporting requirements, compliance with which may require us or our licensors to expend substantial resources and failure to comply may lead to loss of rights. Such intellectual property is also subject to a preference for U.S. industry, which may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property. Moreover, we sometimes collaborate with academic institutions to accelerate our preclinical research or development, and we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications at a reasonable cost or in a timely manner, including as a result of the COVID-19 pandemic impacting our or our licensors’ operations. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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

Trade secrets and confidential information, however, may be difficult to protect. We seek to protect our trade secrets, know-how and confidential information, including our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors, and collaborators. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. In addition, we enter into agreements with our consultants, contractors, and outside scientific collaborators that typically include invention assignment obligations. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, outside scientific advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition.

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

The pharmaceutical and biotechnology industries have produced a considerable number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents, and there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operations. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim we infringe their patents or that the patent covering our product candidate is invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent, including lack of novelty, obviousness, non-enablement or insufficient written description or that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, and equivalent proceedings in foreign jurisdictions, such as opposition or derivation proceedings. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention, or decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates, and such an outcome may limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Such a loss of patent protection could have a material adverse impact on our business. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Despite the implementation of security measures (including edge technology designed to identify and protect our network from infiltration by third party systems), our internal computer systems and those of our CROs,  CDMOs, and other contractors and consultants as well as third party vendors of IT and data security systems and services are vulnerable to damage and interruptions from security breaches, computer viruses, ransomware, fraud and similar incidents involving the loss or unauthorized access of confidential information. One such third party vendor is SolarWinds Corporation (SolarWinds), a provider of IT monitoring and management products and services, including its Orion Platform products, which are used by over 30,000 businesses, including ours. SolarWinds experienced a cyberattack that appears likely to be the result of a supply chain attack by an outside nation state. SolarWinds has stated that, as a result of the attack, software updates related to its Orion Platform products delivered between March and June 2020 included vulnerabilities, and that its investigation is ongoing. Since being notified of the attack, we have taken steps to mitigate the vulnerabilities identified within the Orion Platform products. Although investigations remain ongoing regarding the extent to which our confidential information was accessed, lost or stolen as a result of this cyberattack on SolarWinds, any such access, loss or theft could have a materially adverse effect on our business.

While we have not to our knowledge experienced any material system failure, accident or security breach to date, because techniques used to obtain unauthorized access to or to sabotage systems are constantly evolving, change frequently, and generally are not recognized until they are launched against a target, we cannot be sure that our continued data protection efforts and investment in information technology will prevent future significant breakdowns, data leakages, breaches in our systems or the systems of our third party contractors and collaborators, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. For example, the loss of or inability to access clinical trial data for our product candidates could result in delays in further development and commercialization of our product candidates and in our regulatory and marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions or security breaches of our internal information technology systems or our third party contractors and collaborators’ information technology systems could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, our confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could also result in financial, legal, business, and reputational harm to us. Any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could delay further development and commercialization of our product candidates, harm our reputation directly, require us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

We have and will continue to enter into collaboration, license, contract research and/or manufacturing relationships with contract organizations that operate in certain countries that are at heightened risk of theft of technology, data and intellectual property through direct intrusion by private parties or foreign actors, including those affiliated with or controlled by state actors. Accordingly, our efforts to protect and enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license, and we may be at heightened risk of losing our proprietary intellectual property rights around the world, including outside of such countries, to the extent such theft or intrusion destroy the proprietary nature of our intellectual property.

Risks Related to Ownership of Our Common Stock

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 64.7% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Future sales of our common stock in the public market could cause our common stock price to fall.

Our common stock price could decline as a result of sales of a large number of shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of June 30, 2021, 187.8 million shares of our common stock were outstanding. Substantially all shares of common stock sold in our IPO (excluding any shares sold to our directors or officers in the directed share program) are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (Securities Act), unless held by our “affiliates” as defined in Rule 144 under the Securities Act. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, as well as Rules 144 and 701 under the Securities Act. As of June 30, 2021, the holders of approximately 134.1 million shares of our common stock, or 71.4% of our outstanding shares, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. We also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Accordingly, these shares may be able to be sold in the public market upon issuance. In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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
•

authorize our Board to issue new series’ of preferred stock without stockholder approval and create, subject to applicable law, a series of preferred stock with preferential rights to dividends or our assets upon liquidation, or with superior voting rights to our existing common stock;

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us or any director, officer, or other employee arising pursuant to the Delaware General Corporation Law, (iv) any action to interpret, apply, enforce, or determine the validity of our second amended and restated certificate of incorporation or amended and restated bylaws, or (v) any other action asserting a claim that is governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware (or another state court or the federal court located within the State of Delaware if the Court of Chancery does not have or declines to accept jurisdiction), in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (Exchange Act).

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

Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Stability Act, or CARES Act, our federal net operating losses, or NOLs, generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act of 2017, or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes as a result of subsequent shifts in our stock ownership (some of which are outside our control). As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state NOLs and tax credits to offset California taxable income in tax years beginning after 2019 and before 2023. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.

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

Our corporate headquarters and other facilities, including the industrial space we lease on which we plan to build out and operate our manufacturing facility, are located in areas that have experienced significant natural disasters, including the San Francisco Bay Area and Seattle, Washington, each of which have experienced severe effects from wildfires and, in the case of the San Francisco Bay Area, severe earthquakes. We do not carry earthquake insurance. Earthquakes, wildfires or other natural disasters could severely disrupt our operations, and could materially and adversely affect our business, financial condition, results of operations and prospects.

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

In addition, if in the future a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our manufacturing facility, we may not be able to conduct our clinical trials or commercialize our products in accordance with our timelines or at all. Furthermore, integral parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our manufacturing facility or our supply chain, it could have a material adverse effect on our business.

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

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020 (the Transition Period), during which time EU rules continued to apply. Negotiations between the United Kingdom and the European Union continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the United Kingdom is no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the United Kingdom, the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the European Union, or we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

From the beginning of 2021 (when the Transitional Period expired), we have been required to comply with the GDPR as well as the UK GDPR. Each regime has the ability to fine us up to the greater of €20 million (£17.5 million) or 4% of global turnover for non-compliance. The relationship between the UK and the EU in relation to transfers of personal data from the EU to the UK is not fully settled by the Brexit Trade and Cooperation Agreement (TCA). Instead, the TCA establishes a four- to six-month grace period during which transfers of personal data from the EU to the UK can continue without additional safeguards, provided that the UK maintains its pre-TCA data protection laws. During this time, the European Commission may adopt a UK adequacy decision which organizations can then rely on for EU to UK personal data transfers but, if no UK adequacy decision is adopted, the UK will be considered a third country at the end of the grace period and we will be required to implement additional safeguards for personal data transfers—some of which are subject currently being scrutinized or challenged—which could lead to additional costs and increase our overall risk exposure.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property, particularly those relating to biopharmaceutical products, which could make it difficult in those jurisdictions for us to stop the infringement or misappropriation of our patents or other intellectual property rights, or the marketing of competing products in violation of our proprietary rights. Proceedings to enforce our patent and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, such proceedings could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims of infringement or misappropriation against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Similarly, if our trade secrets are disclosed in a foreign jurisdiction, competitors worldwide could have access to our proprietary information, and we may be without satisfactory recourse. Such disclosure could have a material adverse effect on our business. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. In addition, certain developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third-party, which could materially diminish the value of those patents. In addition, many countries limit the enforceability of patents against government agencies or government contractors. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming, and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs associated with and may diminish our ability to protect our inventions and obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the Leahy-Smith Act) signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers or that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

In addition, the stock market in general, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. If the market price of our common stock does not exceed your purchase price, you may not realize any return on, and may lose some or all of, your investment.

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

We are an “emerging growth company” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

•

not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act);

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

As of June 30, 2021, the fair market value of our common stock held by non-affiliates exceeded $700.0 million. Therefore, we will cease to be an emerging growth company as of December 31, 2021.

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

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the listing requirements of Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2021. When we lose our status as an “emerging growth company” and become an “accelerated filer” or a “large accelerated filer,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems, procedures, and hire additional accounting and finance staff.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Unregistered securities sold by us from January 1, 2021 through June 30, 2021, for which share numbers have been adjusted to reflect the 1-for-4 reverse stock split which became effective on January 27, 2021, consisted of 73,289 shares of common stock issued upon the exercise of options for aggregate proceeds of approximately $0.1 million.

Use of Proceeds from our Initial Public Offering of Common Stock

On February 3, 2021, our Registration Statement on Form S-1 (File No. 333-252061) relating to our IPO was declared effective. On February 8, 2021, we closed our IPO and issued 27.0 million shares of common stock, including 3.5 million shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $25.00 per share, for aggregate net proceeds of $626.4 million. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLS, J.P. Morgan Securities LLC, and BofA Securities, Inc. acted as joint bookrunning managers of the IPO and as representatives of the underwriters. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

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

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 8, 2021).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 8, 2021).

4.1	Reference is made to Exhibits 3.1 through 3.2

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252061), filed with the SEC on January 28, 2021).

10.1*†	Lease Agreement, effective July 13, 2021, by and between the Company and Pacific Commons Owner, LP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
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

Company Name

Date: August 4, 2021	By:	/s/ Steven D. Harr, M.D.
Steven D. Harr, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Nathan Hardy
Nathan Hardy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)