Form 10-Q
period 2021-09-30
Sana Biotechnology, Inc.
filed 2021-11-08
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, the registrant had 188,832,954 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” “would,” or “will,” the negative of these terms, and other comparable terminology. These forward-looking statements, which are subject to risks, include, but are not limited to, statements about:

•	our expectations regarding the potential market size and size of the potential patient populations for our product candidates and any future product candidates, if approved for commercial use;
•	our clinical and regulatory development plans;
•	our expectations with regard to the results of our clinical studies, preclinical studies, and research and development programs, including the timing and availability of data from such studies;
•	the timing of commencement of future nonclinical studies, clinical trials, and research and development programs;
•	our ability to acquire, discover, develop, and advance product candidates into, and successfully complete, clinical trials;
•	our intentions with respect to and our ability to establish collaborations and/or partnerships;
•	the timing or likelihood of regulatory filings and approvals for our product candidates;
•	our commercialization, marketing, and manufacturing expectations, including the buildout of our manufacturing facility and capabilities and the timing thereof;
•	impact from future regulatory, judicial, and legislative changes or developments in the United States and foreign countries;
•	our intentions with respect to the commercialization of our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	the potential effects of public health crises, such as the COVID-19 pandemic, on our preclinical and clinical programs and business;
•	our expectations regarding the impact of the COVID-19 pandemic on our business;
•	the implementation of our business model and strategic plans for our business and product candidates, including additional indications which we may pursue;
•	our ability to effectively manage our growth, including our ability to retain and recruit personnel, and maintain our culture;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing, and our ability to obtain additional capital;
•	our expected use of proceeds from our initial public offering and our existing cash, cash equivalents, and marketable securities;
•	the performance of our third-party suppliers and manufacturers;
•	our future financial performance;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and
•	developments and projections relating to our competitors and our industry, including competing products.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sana Biotechnology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$433,670	$124,806
Marketable securities	170,041	253,458
Prepaid expenses and other current assets	9,134	6,203
Total current assets	612,845	384,467
Property and equipment, net	63,445	46,775
Operating lease right-of-use assets	84,828	63,168
Restricted cash	8,819	2,143
Long-term marketable securities	262,401	33,731
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	591	190
TOTAL ASSETS	$1,232,751	$730,296
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,947	$2,253
Accrued compensation	20,218	16,020
Accrued expenses and other current liabilities	12,884	9,466
Operating lease liabilities	6,502	3,712
Contingent consideration	43,459	-
Success payment liabilities	5,000	-
Total current liabilities	92,010	31,451
Operating lease liabilities, net of current portion	92,403	68,197
Contingent consideration, net of current portion	88,522	121,901
Success payment liabilities, net of current portion	129,192	76,494
Other non-current liabilities	539	540
Total liabilities	402,666	298,583
Commitments and contingencies (Note 10)
Convertible preferred stock, $0.0001 par value; zero and 537,786 shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero and 134,113 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	852,897
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 50,000 and zero shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value; 750,000 and 707,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 182,908 and 16,170 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	18	2
Additional paid-in capital	1,504,778	8,216
Accumulated other comprehensive income (loss)	(82)	30
Accumulated deficit	(674,629)	(429,432)
Total stockholders' equity (deficit)	830,085	(421,184)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,232,751	$730,296

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$53,245	$40,056	$140,121	$96,453
Research and development related success payments and contingent consideration	16,753	4,489	67,778	57,309
General and administrative	13,433	7,099	37,731	19,063
Total operating expenses	83,431	51,644	245,630	172,825
Loss from operations	(83,431)	(51,644)	(245,630)	(172,825)
Interest income, net	158	148	409	622
Other income, net	10	44	24	68
Net loss	$(83,263)	$(51,452)	$(245,197)	$(172,135)
Net loss per common share - basic and diluted	$(0.46)	$(3.76)	$(1.53)	$(14.05)
Weighted-average number of common shares - basic and diluted	181,827	13,680	160,515	12,249

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(83,263)	(51,452)	(245,197)	(172,135)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities, net	(95)	32	(112)	29
Total comprehensive loss	$(83,358)	$(51,420)	$(245,309)	$(172,106)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2020	134,113	$852,897	16,170	$2	$8,216	$30	$(429,432)	$(421,184)
Conversion of convertible preferred stock into common stock upon initial public offering	(134,113)	(852,897)	134,113	13	852,884	-	-	852,897
Issuance of common stock in initial public offering, net of $49,220 in offering costs	-	-	27,025	3	626,402	-	-	626,405
Vesting of restricted stock	-	-	1,428	-	-	-	-
Exercise of stock options	-	-	205	-	298	-	-	298
Stock-based compensation expense	-	-	-	-	4,158	-	-	4,158
Unrealized gain on marketable securities, net	-	-	-	-	-	26	-	26
Net loss	-	-	-	-	-	-	(180,617)	(180,617)
Balance as of March 31, 2021	-	$-	178,941	$18	$1,491,958	$56	$(610,049)	$881,983
Vesting of restricted stock	-	-	1,423	-	-	-	-	-
Exercise of stock options	-	-	212	-	333	-	-	333
Stock-based compensation expense	-	-	-	-	4,941	-	-	4,941
Unrealized loss on marketable securities, net	-	-	-	-	-	(43)	-	(43)
Net income	-	-	-	-	-	-	18,683	18,683
Balance as of June 30, 2021	-	$-	180,576	$18	$1,497,232	$13	$(591,366)	$905,897
Vesting of restricted stock	-	-	1,628	-	-	-	-	-
Exercise of stock options	-	-	704	-	1,596	-	-	1,596
Stock-based compensation expense	-	-	-	-	5,950	-	-	5,950
Unrealized loss on marketable securities, net	-	-	-	-	-	(95)	-	(95)
Net loss	-	-	-	-	-	-	(83,263)	(83,263)
Balance as of September 30, 2021	-	$-	182,908	$18	$1,504,778	$(82)	$(674,629)	$830,085

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2019	106,890	$417,359	10,003	$1	$1,558	$26	$(144,127)	$(142,542)
Vesting of restricted stock	-	-	1,427	-	-	-	-	-
Exercise of stock options	-	-	2	-	2	-	-	2
Stock-based compensation expense	-	-	-	-	755	-	-	755
Unrealized loss on marketable securities, net	-	-	-	-	-	(10)	-	(10)
Net loss	-	-	-	-	-	-	(32,875)	(32,875)
Balance as of March 31, 2020	106,890	$417,359	11,432	$1	$2,315	$16	$(177,002)	$(174,670)
Issuance of Series B convertible preferred stock, net of issuance costs of $33	27,223	435,538	-	-	-	-	-	-
Issuance of common stock in connection with license agreement	-	-	63	-	388	-	-	388
Vesting of restricted stock	-	-	1,382	-	-	-	-	-
Exercise of stock options	-	-	24	-	35	-	-	35
Stock-based compensation expense	-	-	-	-	1,116	-	-	1,116
Unrealized gain on marketable securities, net	-	-	-	-	-	7	-	7
Net loss	-	-	-	-	-	-	(87,808)	(87,808)
Balance as of June 30, 2020	134,113	$852,897	12,901	$1	$3,854	$23	$(264,810)	$(260,932)
Vesting of restricted stock	-	-	1,343	-	-	-	-	-
Exercise of stock options	-	-	6	-	9	-	-	9
Stock-based compensation expense	-	-	-	-	1,168	-	-	1,168
Unrealized gain on marketable securities, net	-	-	-	-	-	32	-	32
Net loss	-	-	-	-	-	-	(51,452)	(51,452)
Balance as of September 30, 2020	134,113	$852,897	14,250	$1	$5,031	$55	$(316,262)	$(311,175)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(245,197)	$(172,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,735	4,166
Stock-based compensation expense	15,049	3,037
Change in the estimated fair value of contingent consideration	10,080	16,672
Change in the estimated fair value of success payment liabilities	57,698	40,637
Non-cash expense for operating lease right-of-use assets	4,597	2,889
Other non-cash items, net	(2,255)	819
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,985)	682
Operating lease right-of-use assets and liabilities	5,028	91
Accounts payable	1,397	2,414
Accrued expenses and other liabilities	7,898	305
Net cash used in operating activities	(140,955)	(100,423)
INVESTING ACTIVITIES:
Purchases of marketable securities	(414,437)	(307,398)
Proceeds from sales and maturities of marketable securities	266,960	56,400
Purchases of property and equipment	(24,660)	(14,606)
Net cash used in investing activities	(172,137)	(265,604)
FINANCING ACTIVITIES:
Proceeds from initial public offering of common stock, net of offering costs	626,405	-
Proceeds from issuance of convertible preferred stock, net of issuance costs	-	435,538
Proceeds from exercise of stock options	2,227	46
Net cash provided by financing activities	628,632	435,584
Net increase in cash, cash equivalents, and restricted cash	315,540	69,557
Cash, cash equivalents, and restricted cash at beginning of period	126,949	81,807
Cash, cash equivalents, and restricted cash at end of period	$442,489	$151,364
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Right-of-use assets obtained in exchange for operating lease liabilities	$26,257	$23,049
Cash received from lessor for tenant improvement allowance	$5,160	$91
Tenant improvement allowance included in operating lease liabilities	$4,438	$8,515
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,231	$4,238

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

Reverse stock split

In January 2021, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-4 reverse stock split of shares of the Company’s common and convertible preferred stock, which was effected on January 27, 2021. The par value per share and authorized shares of common and convertible preferred stock were not adjusted as a result of the reverse stock split. All share and per share information included in the accompanying condensed consolidated financial statements has been adjusted to reflect the reverse stock split.

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

Need for additional capital

The Company is subject to a number of risks and uncertainties similar to other biotechnology companies in the development stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, building out internal and external manufacturing capabilities, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, the need to protect the Company’s intellectual property and proprietary technology, and the need to attract and retain key scientific and management personnel. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations from additional equity or debt financings or other capital obtained in connection with strategic collaborations or licensing or other arrangements. In the event that additional financing is required, the Company may not be able to raise it on terms acceptable to it or at all.

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of September 30, 2021, the Company had cash, cash equivalents, and marketable securities of $866.1 million, and an accumulated deficit of $674.6 million, which includes non-cash charges of $131.8 million and $80.7 million related to the revaluation of the success payment liabilities and contingent consideration, respectively.

2. Summary of significant accounting policies

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 24, 2021 (2020 Form 10-K). The significant accounting policies used in the preparation of these condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are consistent with those discussed in Note 2 in the 2020 Form 10-K.

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

Recent accounting pronouncements

Recently adopted

Accounting Standards Updates (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements, ASU No. 2019-05 Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements (ASU 2016-13). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which the carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows companies an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The Company adopted ASU 2016-13 effective January 1, 2021. The adoption of the guidance did not have a material impact on the condensed consolidated financial statements and related disclosures, and there was no allowance for losses on available-for-sale debt securities attributable to credit risk for the three and nine months ended September 30, 2021.

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

3. Acquisitions

Oscine Corp.

In September 2020, the Company entered into a stock purchase agreement to acquire 100% of the outstanding equity in Oscine Corp. (Oscine) for a purchase price of $8.5 million, of which $7.6 million was an upfront cash payment and $0.9 million was set aside to satisfy certain general representations and warranties as set forth in the stock purchase agreement (Oscine Holdback Amount).

The primary asset acquired in the acquisition was in-process research and development (IPR&D) technology related to Oscine’s glial progenitor ex vivo cell engineering programs focused on brain disorders. The Company evaluated the acquisition and determined the screen test, as permitted under ASC 805, Business Combinations, was met as the $8.5 million purchase price represented consideration for a single identifiable asset related to the technology. The Company concluded the asset acquired did not meet the definition of a business, and the asset had no alternative future use. The transaction was accounted for as an asset acquisition, and the purchase price of $8.5 million was recorded in research and development expense for the three and nine months ended September 30, 2020.

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

Cobalt Biomedicine, Inc.

In February 2019, the Company acquired 100% of the outstanding equity in Cobalt Biomedicine, Inc. (Cobalt), a privately-held early-stage biotechnology company that was developing a platform technology using its fusogen technology to specifically and consistently deliver various biological payloads to cells.

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company has an obligation to pay contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million to certain former Cobalt stockholders upon the achievement of certain pre-specified development milestones. Additionally, the Company is obligated to pay a success payment (Cobalt Success Payment) of up to $500.0 million, payable in cash or stock, at the Company’s discretion. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, including the Company’s IPO and periodically thereafter, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a program based on the fusogen technology in a clinical trial pursuant to an investigational new drug application (IND), or has filed for, or received approval for, a biologics license application (BLA) or new drug application (NDA). The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the Cobalt acquisition, but this period could be shorter upon the occurrence of certain events. As of September 30, 2021, a Cobalt Success Payment had not been triggered.

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value, with changes in fair value recognized in the condensed consolidated statements of operations in research and development related success payments and contingent consideration. As of September 30, 2021 and December 31, 2020, the estimated fair value of the Cobalt Success Payment liability was $111.6 million and $64.7 million, respectively, and was recorded in long-term liabilities in the condensed consolidated balance sheets. In connection with the change in the estimated fair value of the Cobalt Success Payment, the Company recognized expenses of $21.8 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and expenses of $46.9 million and $35.2 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the estimated fair value of the Cobalt Contingent Consideration was $132.0 million, of which $43.5 million was recorded in short-term liabilities and $88.5 million was recorded in long-term liabilities in the condensed consolidated balance sheet. As of December 31, 2020, the estimated fair value of the Cobalt Contingent Consideration was $121.9 million and was recorded in long-term liabilities in the condensed consolidated balance sheet. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, we recognized a gain of $8.5 million and an expense of $2.3 million for the three months ended September 30, 2021 and 2020, respectively, and expenses of $10.1 million and $16.7 million for the nine months ended September 30, 2021 and 2020, respectively.

4. Intangible asset and goodwill

As of September 30, 2021, the Company had an intangible asset of $59.2 million, which consists of IPR&D acquired in 2019 from the Cobalt acquisition. The IPR&D is classified as indefinite-lived until the successful completion of the associated research and development technology, at which point it becomes a finite-lived asset that will be amortized over its estimated useful life. As of September 30, 2021, there was no amortization of the intangible asset. As of September 30, 2021, the Company had goodwill of $140.6 million, which represents the excess of the purchase price over the estimated fair value of the net assets acquired from the Cobalt acquisition in 2019. There were no impairments of the intangible asset or goodwill since the acquisition.

5. License and collaboration agreements

President and Fellows of Harvard College

In March 2019, the Company entered into an exclusive license agreement with the President and Fellows of Harvard College (Harvard) to access certain intellectual property for the development of hypo-immune cells.

Under the terms of the agreement, the Company may be required to make success payments to Harvard up to an aggregate of $175.0 million, payable in cash, based on increases in the fair value of the Company’s common stock (Harvard Success Payments). The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at pre-determined valuation measurement dates which include: the one year anniversary of the IPO and periodically thereafter, the date of the consummation of a merger, an asset sale, or the sale of the majority of the shares held by the Company’s Series A convertible preferred stockholders, and the last day of the term of the Harvard Success Payments. The first Harvard valuation measurement date is expected to occur in February 2022, one year from the IPO. The aggregate amount of the Harvard Success Payments does not exceed an aggregate of $175.0 million, which would only occur upon a 40x increase in the fair value of the Company’s common stock. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard would be credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. The following table summarizes the potential success payments and common stock price required for payment:

Multiple of Equity Value at Issuance	5x	10x	20x	30x	40x
Per share common stock price required for payment	$20.00	$40.00	$80.00	$120.00	$160.00
Success payment(s) (in millions)	$5.0	$15.0	$30.0	$50.0	$75.0

The Harvard Success Payment liabilities are carried at fair value, with changes in fair value recognized on the condensed consolidated statements of operations in research and development related success payments and contingent consideration. As of September 30, 2021 and December 31, 2020, the estimated fair value of the Harvard Success Payment liability was $22.6 million and $11.8 million, respectively. As of September 30, 2021 and December 31, 2020, $5.0 million and $0, respectively, were recorded in short-term liabilities, and $17.6 million and $11.8 million, respectively, were recorded in long-term liabilities in the condensed consolidated balance sheet. For the three months ended September 30, 2021 and 2020, the Company recognized expenses of $3.4 million and $0.8 million, respectively, in connection with the change in the estimated fair value of the Harvard Success Payment liability. For the nine months ended September 30, 2021 and 2020, the Company recognized expenses of $10.8 million and $5.5 million, respectively, in connection with the change in the estimated fair value of the Harvard Success Payment liability.

In connection with this agreement, the Company also paid Harvard a license payment of $6.0 million in June 2020 that was contingent upon the closing of the Company’s Series B convertible preferred stock financing.

6. Restricted cash

As of September 30, 2021 and December 31, 2020, the Company maintained standby letters of credit of $8.8 million and $2.1 million, respectively, which are collateralized with a bank account at a financial institution in accordance with the applicable lease agreements.

7. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		September 30, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$379,336	$-	$-	$379,336
Corporate debt securities	Level 2	121	-	-	121
Total cash equivalents		379,457	-	-	379,457
Short-term marketable securities:
U.S. government and agency securities	Level 2	76,538	18	-	76,556
Corporate debt securities	Level 2	93,504	4	(23)	93,485
Total short-term marketable securities		170,042	22	(23)	170,041
Long-term marketable securities:
U.S. government and agency securities	Level 2	226,861	24	(81)	226,804
Corporate debt securities	Level 2	35,621	-	(24)	35,597
Total long-term marketable securities		262,482	24	(105)	262,401
Total financial assets		$811,981	$46	$(128)	$811,899
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$43,459	$-	$-	$43,459
Success payment liabilities	Level 3	5,000	-	-	5,000
Total short-term financial liabilities		48,459	-	-	48,459
Long-term financial liabilities:
Contingent consideration	Level 3	88,522	-	-	88,522
Success payment liabilities	Level 3	129,192	-	-	129,192
Total long-term financial liabilities		217,714	-	-	217,714
Total financial liabilities		$266,173	$-	$-	$266,173

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$48,359	$-	$-	$48,359
U.S. government and agency securities	Level 2	40,727	1	(1)	40,727
Corporate debt securities	Level 2	1,138	-	-	1,138
Total cash equivalents		90,224	1	(1)	90,224
Short-term marketable securities:
U.S. government and agency securities	Level 2	244,637	30	(5)	244,662
Corporate debt securities	Level 2	8,798	-	(2)	8,796
Total short-term marketable securities		253,435	30	(7)	253,458
Long-term marketable securities:
U.S. government and agency securities	Level 2	33,724	7	-	33,731
Total long-term marketable securities		33,724	7	-	33,731
Total financial assets		$377,383	$38	$(8)	$377,413
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	$121,901	$-	$-	$121,901
Success payment liabilities	Level 3	76,494	-	-	76,494
Total financial liabilities		$198,395	$-	$-	$198,395

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

Securities in an unrealized loss position have been in an unrealized loss position for less than one year. The Company determined that there was no material change in the credit risk of the above investments during the nine months ended September 30, 2021. As such, an allowance for credit losses has not been recognized. As of September 30, 2021, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of September 30, 2021, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of September 30, 2021, the balance in accumulated other comprehensive income (loss) included the net unrealized gains (losses) related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2021 or 2020.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2020	$121,901	$64,694	$11,800
Changes in fair value - expense (gain)	11,393	91,757	23,900
Balance as of March 31, 2021	133,294	156,451	35,700
Changes in fair value - expense (gain)	7,163	(66,632)	(16,556)
Balance as of June 30, 2021	140,457	89,819	19,144
Changes in fair value - expense (gain)	(8,476)	21,790	3,439
Balance as of September 30, 2021	$131,981	$111,609	$22,583

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

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	September 30, 2021		December 31, 2020
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	10.8% - 11.6%	11.1%	10.5% - 10.8%	10.6%
Probability of milestone achievement	5.0% - 65.0%	27.9%	2.5% - 65.0%	27.6%

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

The fair values of the Cobalt and Harvard success payment liabilities were calculated using the following unobservable inputs:

	September 30, 2021		December 31, 2020
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	70%	70%	70%	70%
Expected term (years)	17.4	9.5	18.1	10.2

8. Property and equipment, net

Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Laboratory equipment	$41,585	$26,958
Leasehold improvements	26,109	15,598
Construction in progress	10,293	11,180
Computer equipment, software, and other	930	776
Total property and equipment, at cost	78,917	54,512
Less: Accumulated depreciation	(15,472)	(7,737)
Property and equipment, net	$63,445	$46,775

Depreciation expense was $2.8 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively, and $7.7 million and $4.2 million for the nine months ended September 30, 2021 and 2020, respectively.

9. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Accrued compensation:
Accrued bonuses	$9,670	$11,582
Accrued payroll	5,543	1,660
Accrued paid time off	4,981	2,441
Other accrued compensation	24	337
Total accrued compensation	$20,218	$16,020
Accrued expenses and other current liabilities:
Accrued research and development	$4,358	$1,197
Accrued property and equipment	3,178	2,892
Accrued professional fees	2,209	1,717
Other accrued current liabilities	3,139	3,660
Total accrued expenses and other current liabilities	$12,884	$9,466

10. Commitments and contingencies

Lease commitments

The Company’s lease portfolio is primarily comprised of operating leases for office, laboratory, non-good manufacturing practices (GMP) pilot plant manufacturing, and industrial space located in Seattle, WA, Cambridge, MA, South San Francisco, CA and Fremont, CA. Operating leases have contractual periods expiring between April 2024 and November 2031. These leases contain various rent abatement periods, after which they require monthly lease payments that may be subject to annual increases throughout the lease term. The Seattle and South San Francisco lease agreements each provide the Company with the option to renew for an additional period of five years. The Company is not reasonably certain it will renew these leases, and therefore the renewal options are not considered in the remaining lease term for these leases. The industrial space located in Fremont, CA will be used for the construction of a GMP manufacturing facility. The lease agreement initial term is ten years and includes the option to extend for up to two additional five-year terms. The Company anticipates that it will exercise both options to extend. Certain leases provide the Company with the right to make tenant improvements, including the addition of laboratory space or build-out of manufacturing capabilities, and include a lease incentive allowance.

The following table contains additional information related to our operating leases:

Location	Approximate Square Footage	Commencement Dates	Expiration Dates
Seattle, WA	48,086	March 2019 to September 2020	December 2026 to April 2028
Cambridge, MA	56,859	March 2019 to May 2020	November 2025 to February 2028
South San Francisco, CA	66,075	December 2019 to September 2021	April 2024 to April 2030
Fremont, CA	163,193	July 2021	November 2031

Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs in addition to rent, such as common area maintenance, taxes, utilities, and insurance. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

The following table summarizes the Company’s lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$4,303	$2,750	$11,368	$7,870
Short-term lease cost	-	474	512	1,418
Variable lease cost	1,286	837	4,015	2,306
Total lease cost	$5,589	$4,061	$15,895	$11,594

As of September 30, 2021, the weighted-average remaining lease term was 7.9 years and the weighted-average incremental borrowing rate was 9.55%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year, to the present value of the operating lease liabilities as of September 30, 2021 (in thousands):

2021 (remaining 3 months)	$2,867
2022	17,511
2023	17,677
2024	17,036
2025	17,151
2026 and thereafter	98,614
Total undiscounted lease payments	170,856
Less: imputed interest	(67,513)
Less: tenant improvement allowances	(4,438)
Present value of operating lease liabilities	$98,905

11. Convertible preferred stock

In 2018, the Company issued 11.5 million shares of its Series A-1 convertible preferred stock at $4.00 per share, for gross proceeds of $45.9 million. In 2019, the Company issued 56.0 million shares of its Series A-2 convertible preferred stock at $4.00 per share, for gross proceeds of $224.0 million. In 2020, the Company issued 27.2 million shares of Series B convertible preferred stock at $16.00 per share, for gross proceeds of $435.6 million. Immediately prior to the closing of the Company’s IPO in February 2021, all outstanding shares of convertible preferred stock converted into 134.1 million shares of common stock. There were no shares of convertible preferred stock outstanding as of September 30, 2021.

12. Stockholders’ equity

The Company amended and restated its certificate of incorporation, effective February 2021, increasing the number of shares of all classes of stock the Company has authority to issue to 800.0 million shares, of which 750.0 million shares are common stock, and 50.0 million shares are preferred stock.

As of September 30, 2021, there were 182.9 million shares of the Company’s common stock outstanding, excluding 5.8 million shares of restricted common stock outstanding that are subject to vesting requirements.

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

2018 Equity Incentive Plan

In October 2018, the Company adopted the 2018 Equity Incentive Plan (2018 Plan), under which it may grant incentive stock options, non-statutory stock options, RSAs, RSUs, and other stock-based awards to any person, including officers, directors, and consultants. Terms of stock agreements, including vesting requirements, are determined by the Company’s board of directors, or by a committee appointed by the board of directors, subject to the provisions of the 2018 Plan. The 2018 Plan terminated as of the adoption of the 2021 Incentive Award Plan.

Stock-based compensation expense

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$4,072	$980	$9,888	$2,555
General and administrative	1,878	186	5,161	482
Total stock-based compensation expense	$5,950	$1,166	$15,049	$3,037

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of September 30, 2021 are as follows:

	Stock Options	RSAs	RSUs
Unrecognized stock-based compensation expense (in thousands)	$79,637	$2,166	$887
Weighted-average period costs expected to be recognized (years)	2.8	1.1	1.5

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	15,677	$4.52
Granted	3,398	23.26
Exercised	(1,121)	1.99
Forfeited/Cancelled	(671)	5.05
Outstanding as of September 30, 2021	17,283	$8.34	8.9	$244,590
Exercisable as of September 30, 2021	2,874	$2.05	8.2	$58,832

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Nine Months Ended September 30,
Assumptions	2021	2020
Risk free interest rate	0.46% - 1.15%	0.36% - 1.51%
Expected volatility	70%	70%
Expected term (years)	5.50 - 6.40	6.25 - 6.75
Expected dividend	0%	0%

The following table summarizes additional information related to stock option activity:

	Nine Months Ended September 30,
	2021	2020
Weighted average grant date fair value per share for options granted	$14.64	$0.54
Aggregate intrinsic value of stock options exercised (in thousands)	$22,187	$205

Restricted stock awards

A summary of the Company’s RSA activity is as follows:

	RSAs (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2020	10,079	$0.33
Vested	(4,273)	0.25
Forfeited	(15)	0.73
Unvested shares as of September 30, 2021	5,791	$0.39

The fair value of vested RSAs for the three months ended September 30, 2021 and 2020 was $0.4 million and $0.2 million, respectively, and $1.1 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. As of December 31, 2020, there were 0.3 million RSUs unvested. During the nine months ended September 30, 2021 there were 0.1 million granted, 0.2 million vested. As of September 30, 2021, there are 0.2 million RSUs unvested.

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

15. Net loss per share

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company was in a loss position for all periods presented; therefore, basic net loss per share and diluted net loss per share are the same for all periods, as the inclusion of all potential common securities outstanding would have been anti-dilutive.

The following table summarizes the calculation of basic and diluted net loss per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Net loss	$(83,263)	$(51,452)	$(245,197)	$(172,135)
Weighted-average number of common shares - basic and diluted	181,827	13,680	160,515	12,249
Net loss per common share - basic and diluted	$(0.46)	$(3.76)	$(1.53)	$(14.05)

The following securities were excluded from the computation of net loss per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Convertible preferred stock	-	134,113
Options issued and outstanding	17,284	9,677
Unvested restricted common stock	5,791	11,952
Unvested RSUs	150	326
Total	23,225	156,068

16. Employee benefit plan

In January 2019, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. The Company has not made a matching contribution since plan inception.

17. Subsequent events

In October 2021, the Company entered into an Option and License Agreement with Beam Therapeutics Inc. (Beam), pursuant to which Beam granted to the Company a non-exclusive license to use Beam’s proprietary CRISPR Cas12b nuclease editing technology to research, develop and commercialize engineered cell therapy products that (i) are directed to certain antigen targets, with respect to the Company’s allogeneic T cell programs, or (ii) comprise certain human cell types, with respect to the Company’s stem cell-derived programs. Pursuant to the agreement, the Company made an upfront payment of $50.0 million to Beam. Additionally, the Company will be obligated to pay to Beam up to $65.0 million for each licensed product in specified developmental and commercial milestone payments and royalties on licensed products. A member of the Company’s board of directors is a beneficial owner of greater than 10% of the outstanding shares of Beam and is affiliated with a member of the board of directors of Beam.

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

Our ex vivo and in vivo technology represents an aggregation of years of innovation and technology from multiple academic institutions and companies, including our fusogen technology acquired from Cobalt Biomedicines Inc. (Cobalt), our ex vivo cell engineering programs focused on replacing damaged cells in the heart and certain brain disorders acquired from Cytocardia Inc. and Oscine Corp., respectively, hypoimmune technology licensed from the President and Fellows of Harvard College (Harvard) and The Regents of the University of California, and genome editing technology licensed from Beam Therapeutics Inc. (Beam), amongst others. For details regarding these acquisitions and license and collaboration agreements, see Note 3, Acquisitions and Note 5, License and collaboration agreements, to our consolidated financial statements included in the 2020 Form 10-K, as well as the subsection titled “Business— Key Intellectual Property Agreements” in Part I, Item 1, of our 2020 Form 10-K. For details regarding our option and license agreement with Beam, see Note 17, Subsequent events, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

We were incorporated in July 2018, and our operations to date have included developing our in vivo and ex vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, acquiring technology, organizing and staffing the company, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. Our net losses for the nine months ended September 30, 2021 and 2020 were $245.2 million and $172.1 million, respectively. As of September 30, 2021, we had an accumulated deficit of $674.6 million. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations. In addition, as of September 30, 2021, the accumulated deficit of $674.6 million includes non-cash charges of $131.8 million and $80.7 million related to the revaluation of the success payment liabilities and contingent consideration, respectively.

In February 2021, we completed our initial public offering (IPO) and issued 27.0 million shares of our common stock, including 3.5 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price of $25.0 per share and received net proceeds of $626.4 million. Prior to the IPO, we funded our operations from the issuance and sale of our convertible preferred stock, raising an aggregate of $705.5 million in gross proceeds. As of September 30, 2021, we had cash, cash equivalents, and marketable securities of $866.1 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs for approximately the next 36 months.

We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we continue to advance our in vivo and ex vivo cell engineering platforms; continue preclinical development of our current and future product candidates and initiate additional preclinical studies; commence clinical studies of our current and future product candidates; establish our manufacturing capability, including developing our contract development and manufacturing relationships and building our internal manufacturing facility; acquire and license technologies aligned with our in vivo and ex vivo cell engineering platforms; seek regulatory approval of our current and future product candidates; expand our operational, financial, and management systems; increase personnel, including personnel to support our preclinical and clinical development, manufacturing, and commercialization efforts; continue to develop, grow, perfect, and defend our intellectual property portfolio; and incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.

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

COVID-19 business update

The global COVID-19 pandemic continues to evolve rapidly, and we will continue to monitor it closely. The extent of the impact of the COVID-19 pandemic on our business, operations, and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration and spread of the pandemic and its impact on our ability to build out and operationalize our manufacturing facility, clinical trial enrollment, trial sites, contract research organizations (CROs), contract manufacturing organizations, suppliers of key materials and supplies, including raw materials, consumables, and other equipment necessary to manufacture our product candidates, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have experienced modest delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs and academic institutions that have since resumed operations, and due to the Washington, California, and Massachusetts stay-at-home orders where our operations are located. However, to the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and most of our non-laboratory employees working remotely. We will continue to actively monitor the situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business.

Acquisitions

We have completed various acquisitions since inception. For details regarding our acquisitions, see Note 3, Acquisitions, to our consolidated financial statements included in our 2020 Form 10-K, as well as the subsection titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 of our 2020 Form 10-K.

License and collaboration agreements

We have entered into license and collaboration arrangements with various third parties. For details regarding these agreements, see Note 17, Subsequent events, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, Note 5, License and collaboration agreements, to our consolidated financial statements included in our 2020 Form 10-K, and the subsection titled “Business— Key Intellectual Property Agreements” in Part I, Item 1, of our 2020 Form 10-K.

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms of the Cobalt acquisition agreement, we have an obligation to pay contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million to certain former Cobalt stockholders upon our achievement of certain pre-specified development milestones (Cobalt Contingent Consideration), and a success payment (Cobalt Success Payment) of up to $500.0 million payable in cash or stock, at our discretion. The Cobalt Success Payment is payable, if at pre-determined valuation measurement dates, including our IPO and periodically thereafter, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application (BLA) or new drug application (NDA). As of September 30, 2021, a Cobalt Success Payment had not been triggered. In addition to our IPO, a valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. See Note 3, Acquisitions to our condensed consolidated financial statements included elsewhere in this report for details on the different market capitalizations and impact to the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control.

As of September 30, 2021 and December 31, 2020, the estimated fair value of the Cobalt Success Payment liability was $111.6 million and $64.7 million, respectively, and was recorded in long-term liabilities in the condensed consolidated balance sheets. In connection with the change in the estimated fair value of the Cobalt Success Payment, we recognized expenses of $21.8 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and expenses of $46.9 million and $35.2 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the estimated fair value of the Cobalt Contingent Consideration was $132.0 million, of which $43.5 million was recorded in short-term liabilities and $88.5 million was recorded in long-term liabilities in the condensed consolidated balance sheet. As of December 31, 2020, the estimated fair value of the Cobalt Contingent Consideration of $121.9 million was recorded in long-term liabilities in the condensed consolidated balance sheet. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, we recognized a gain of $8.5 million and expense of $2.3 million for the three months ended September 30, 2021 and 2020, respectively, and expenses of $10.1 million and $16.7 million for the nine months ended September 30, 2021 and 2020, respectively.

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

We anticipate the first valuation measurement date to occur in February 2022, the one-year anniversary of our IPO, with valuation dates occurring periodically after this date. Additional valuation measurement dates are triggered by events which include a merger, an asset sale, the sale of the majority of the shares held by Series A convertible preferred stockholders, and the last day of the term of the success payments. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous success payments made under the Harvard Agreement are credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold.

As of September 30, 2021 and December 31, 2020, the estimated fair value of the Harvard Success Payment liability was $22.6 million and $11.8 million, respectively. As of September 30, 2021 and December 31, 2020, $5.0 million and $0, respectively, were recorded in short-term liabilities, and $17.6 million and $11.8 million, respectively, were recorded in long-term liabilities in the condensed consolidated balance sheet. In connection with the change in the estimated fair value of the Harvard Success Payment liability, we recognized expenses of $3.4 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, and expenses of $10.8 million and $5.5 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Research and development related success payments and contingent consideration

Research and development related success payments and contingent consideration include the change in the estimated fair value of our Cobalt and Harvard Success Payment liabilities and Cobalt Contingent Consideration. Research and development expense (gain) related to our success payment liabilities and contingent consideration is unpredictable and may vary significantly from quarter to quarter and year to year due to changes in the assumptions used in the calculations.

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

We anticipate that our general and administrative expenses will increase over the foreseeable future to support our continued research and development activities, grow our business, and support future possible business development opportunities. We also anticipate continuing to incur expenses related to audit and legal services associated with operating as a public company, maintaining compliance with the rules and regulations of the Securities and Exchange Commission (SEC) and standards applicable to companies listed on a national securities exchange, investor relations activities, and other administrative and professional services.

Interest income, net

Interest income, net consists of interest earned on our cash, cash equivalents, and marketable securities.

Results of operations

Comparison of the three and nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Operating expenses:
Research and development	$53,245	$40,056	$13,189	$140,121	$96,453	$43,668
Research and development related success payments and contingent consideration	16,753	4,489	12,264	67,778	57,309	10,469
General and administrative	13,433	7,099	6,334	37,731	19,063	18,668
Total operating expenses	83,431	51,644	31,787	245,630	172,825	72,805
Loss from operations	(83,431)	(51,644)	(31,787)	(245,630)	(172,825)	(72,805)
Interest income, net	158	148	10	409	622	(213)
Other income, net	10	44	(34)	24	68	(44)
Net loss	$(83,263)	$(51,452)	$(31,811)	$(245,197)	$(172,135)	$(73,062)

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Personnel	$20,477	$12,054	$8,423
Research and laboratory	17,938	10,632	7,306
Facility and other allocated costs	13,694	8,019	5,675
Acquisition and licensing of technology	213	8,956	(8,743)
Other	923	395	528
Total research and development expense	$53,245	$40,056	$13,189

Research and development expense was $53.2 million and $40.0 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $13.2 million was primarily due to:

•

increased personnel-related expenses of $8.4 million, including non-cash stock-based compensation of $3.1 million, which was primarily attributable to an increase in headcount to expand our research and development capabilities;

•	an increase of $7.3 million in research and laboratory costs, including laboratory supplies, preclinical studies, third-party manufacturing costs, and other external research expenses; and
•	an increase of $5.2 million of facility and allocated costs, including rent, depreciation, and allocated overhead costs.

The increases were offset by a decrease in upfront license fees of $8.7 million, primarily due to the upfront expense of $8.5 million recorded in the three months ended September 30, 2020 related to the acquisition of Oscine Corp.

The following table summarizes the components of our research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Personnel	$55,230	$33,288	$21,942
Research and laboratory	46,036	28,453	17,583
Facility and other allocated costs	34,800	21,519	13,281
Acquisition and licensing of technology	1,845	11,352	(9,507)
Other	2,210	1,841	369
Total research and development expense	$140,121	$96,453	$43,668

Research and development expense was $140.1 million and $96.4 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $43.7 million was primarily due to:

•

increased personnel-related expenses of $21.9 million, including non-cash stock-based compensation of $7.3 million, which was primarily attributable to an increase in headcount to expand our research and development capabilities;

•	an increase of $17.6 million in research and laboratory costs, including preclinical studies, laboratory supplies, third-party manufacturing costs, and other external research expenses; and
•	an increase of $12.4 million of facility and allocated costs, including rent, depreciation, and allocated overhead costs.

The increases were offset by a decrease in upfront license fees of $9.5 million, primarily due to the upfront expense of $8.5 million recorded in the nine months ended September 30, 2020 related to the acquisition of Oscine Corp.

Research and development related success payments and contingent consideration

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the periods presented:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Success payments	$25,229	$2,156	$23,073
Contingent consideration	(8,476)	2,333	(10,809)
Total research and development related success payments and contingent consideration	$16,753	$4,489	$12,264

For the three months ended September 30, 2021 and 2020, we recognized net non-cash expenses of $16.8 million and $4.5 million, respectively, for the changes in the estimated fair value of research and development related success payments and contingent consideration. The expense related to the change in the estimated fair value of our Cobalt Success Payment and Harvard Success Payment liabilities in aggregate was $25.2 million for the three months ended September 30, 2021 compared to $2.2 million for the same period in 2020. The change in the estimated fair value of the success payment liabilities was due to increases in our market capitalization and common stock price during the relative periods. We recorded a gain in the three months ended September 30, 2021 of $8.5 million for the change in the estimated fair value of our Cobalt Contingent Consideration and an expense of $2.3 million for the same period in 2020. The change in the estimated fair value of the Cobalt Contingent Consideration was primarily due to an increase in the discount rate used in the calculation and scientific progress toward the achievement of milestones during the relative periods.

The following table summarizes the expenses associated with research and development related success payments and contingent consideration for the for the periods presented:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Success payments	$57,698	$40,637	$17,061
Contingent consideration	10,080	16,672	(6,592)
Total research and development related success payments and contingent consideration	$67,778	$57,309	$10,469

For the nine months ended September 30, 2021 and 2020, we recognized non-cash expenses of $67.8 million and $57.3 million, respectively, for the changes in the estimated fair value of research and development related success payments and contingent consideration. The expense related to the change in the estimated fair value of our Cobalt Success Payment and Harvard Success Payment liabilities in aggregate was $57.7 million for the nine months ended September 30, 2021 compared to $40.6 million for the same period in 2020. The change in the estimated fair value of the success payment liabilities was due to increases in our market capitalization and common stock price during the relative periods. The expense related to the change in the estimated fair value of our Cobalt Contingent Consideration was $10.1 million for the nine months ended September 30, 2021 compared to $16.7 million for the same period in 2020. The change in the estimated fair value of the Cobalt Contingent Consideration was primarily due to scientific progress toward the achievement of milestones during the relative periods.

General and administrative Expenses

General and administrative expenses were $13.4 million and $37.7 million for the three and nine months ended September 30, 2021, respectively, compared to $7.1 million and $19.1 million for the three and nine months ended September 30, 2020, respectively.

The increase of $6.3 million for the three months ended September 30, 2021 was primarily due to increased personnel-related expenses of $3.5 million, including non-cash stock-based compensation of $1.7 million, primarily attributable to an increase in headcount to build our infrastructure, increased legal fees to support our patent portfolio and licensing arrangements of $1.3 million, and increased insurance of $1.0 million associated with being a public company.

The increase of $18.6 million for the nine months ended September 30, 2021 was primarily due to increased personnel-related expenses of $8.7 million, including non-cash stock-based compensation of $4.7 million, primarily attributable to an increase in headcount to build our infrastructure, increased legal fees to support our patent portfolio and licensing arrangements of $3.7 million, increased insurance of $3.0 million associated with being a public company, increased consulting fees of $1.0 million, and facility costs, including rent, of $0.9 million.

Interest income, net

Interest income, net was $0.2 million and $0.4 million for the three and nine months ended September 30, 2021, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of September 30, 2021, we had $866.1 million in cash, cash equivalents, and marketable securities. To date we have raised an aggregate of approximately $1.3 billion in net proceeds through our IPO and private placements of our convertible preferred stock. Since our inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever.

Future funding requirements

We expect to incur additional losses in the foreseeable future as we conduct and expand our research and development efforts, including conducting preclinical studies and clinical trials, developing new product candidates, establishing internal and external manufacturing capabilities, and funding our operations generally.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs for approximately the next 36 months. However, we anticipate that we will need to raise additional financing in the future to fund our operations, including the commercialization of any approved product candidates. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(140,955)	$(100,423)
Investing activities	(172,137)	(265,604)
Financing activities	628,632	435,584
Net increase in cash, cash equivalents, and restricted cash	$315,540	$69,557

Operating activities

During the nine months ended September 30, 2021, net cash used in operating activities was $141.0 million, consisting primarily of our net loss of $245.2 million, partially offset by the change in our net operating assets and liabilities of $11.3 million and non-cash charges of $92.9 million. The non-cash charges of $92.9 million consisted of $57.7 million for revaluation of our success payment liabilities, $10.1 million for revaluation of contingent consideration, non-cash stock-based compensation expense of $15.0 million, depreciation expense of $7.7 million, and other non-cash charges of $2.4 million.

During the nine months ended September 30, 2020, net cash used in operating activities was $100.4 million, consisting of our net loss of $172.1 million, partially offset by non-cash charges of $68.2 million and the change in our net operating assets and liabilities of $3.5 million. The non-cash charges of $68.2 million consisted of $40.6 million for revaluation of success payment liabilities, $16.7 million for revaluation of contingent consideration, depreciation expense of $4.2 million, non-cash stock-based compensation expense of $3.0 million, and other non-cash charges of $3.7 million.

Investing activities

During the nine months ended September 30, 2021, cash used in investing activities was $172.1 million. This consisted primarily of sales and maturities, less purchases, of marketable securities of $147.4 million and purchases of property and equipment of $24.7 million. During the nine months ended September 30, 2020, cash used in investing activities was $265.6 million, consisting primarily of net purchases, sales, and maturities of marketable securities of $251.0 million and purchases of property and equipment of $14.6 million.

Financing activities

During the nine months ended September 30, 2021, cash provided by financing activities was $628.6 million, consisting primarily of net proceeds from our IPO of $626.4 million. During the nine months ended September 30, 2020, cash provided by financing activities was $435.6 million, consisting primarily of proceeds from the sale of our convertible preferred stock.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of September 30, 2021:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$16,033	$34,850	$34,568	$85,405	$170,856

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of September 30, 2021 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 of our 2020 Form 10-K for more information about these payment obligations. We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock at our discretion, pursuant to the terms and conditions in the Cobalt acquisition agreement, and success payments to Harvard up to an aggregate of $175.0 million, payable in cash. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” in our 2020 Form 10-K for more information on the success payments. As of September 30, 2021, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and, therefore, any related payments are not included in the table above.

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

Critical accounting policies and significant judgements and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies used in preparation of these condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are consistent with those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates” in our 2020 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our common stock price.

Interest Rate Risk

As of September 30, 2021, we had cash, cash equivalents, and restricted cash of $442.5 million, which consisted of bank deposits and money market funds. We also had marketable securities of $432.4 million as of September 30, 2021. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low risk return. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. We had no debt outstanding as of September 30, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

The summary risk factors set forth below are the principal risks that we believe are material to our investors and a reader should carefully consider them. The following is a summary of the principal risks and uncertainties; however, there are additional risks and uncertainties described in this “Risk factors” section. This summary does not address every aspect of our risk factors, all of the risks that we face, or other factors not presently known to us or that we currently believe are immaterial.

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

We are a preclinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through private placements of our convertible preferred stock and, more recently, through our IPO. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $245.2 million and $172.1 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $674.6 million. Our losses have resulted principally from expenses incurred for the research and development of our in vivo and ex vivo cell engineering platforms and from management and administrative costs and other expenses that we have incurred while building our business infrastructure.

We expect our operating losses will continue to increase substantially for the foreseeable future as we expand our research and development efforts, expand the capabilities of our cell engineering platforms, identify product candidates, establish internal and external manufacturing capabilities, continue preclinical studies and commence and advance through clinical trials, seek regulatory approval and commercialization of our product candidates, and operate as a public company. We anticipate that our expenses will increase substantially as we:

•	continue to advance our in vivo and ex vivo cell engineering platforms;
•	continue preclinical development of our current and future product candidates and initiate additional preclinical studies;
•	commence and advance through clinical studies of our current and future product candidates;
•	establish our manufacturing capability, including developing our contract development and manufacturing organization (CDMO) relationships and building our internal manufacturing facilities;
•	acquire and license technologies aligned with our in vivo and ex vivo cell engineering platforms;
•	seek regulatory approval of our current and future product candidates;
•	expand our operational, financial, and management systems and increase personnel, including personnel to support our preclinical and clinical development, manufacturing, and commercialization efforts;
•	continue to develop, perfect, and defend our intellectual property portfolio; and
•	incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.

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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek regulatory and marketing approval for, our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. To date, we have funded our operations from private placements of our convertible preferred stock and, more recently, our IPO. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the preclinical development of our in vivo and ex vivo platforms and product candidates, advance our product candidates into and through clinical trials, and continue to research, develop, and conduct preclinical studies of other potential product candidates.

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

As of September 30, 2021, we had $866.1 million in cash, cash equivalents, and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements for approximately the next 36 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

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

We agreed to make success payments, payable in cash, pursuant to our license agreement with the President and Fellows of Harvard College (Harvard) and contingent consideration and success payments, payable in cash or stock at our discretion, pursuant to the terms and conditions of our acquisition agreement with Cobalt Biomedicine, Inc. (Cobalt). The success payments to Harvard (Harvard Success Payments) are based on increases in the fair value of our common stock. The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x based on a comparison of the per share fair value of our common stock relative to the original $4.00 issuance price at pre-determined valuation measurement dates. The amount of the Harvard Success Payments will not exceed an aggregate of $175.0 million, which would only occur upon a 40x increase in the fair value of our common stock. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. The valuation measurement dates for the Harvard Success Payments are triggered by events which include: the one-year anniversary of our IPO, and periodically thereafter, the date of the consummation of a merger, an asset sale, or the sale of the majority of the shares held by our Series A convertible preferred stockholders, and the last day of the term of the success payments. If a higher success payment tier is met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard are credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold.

In connection with the Cobalt acquisition, we have an obligation to pay contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million to certain former Cobalt stockholders upon our achievement of certain pre-defined development milestones. Additionally, we are obligated to pay a success payment to certain Cobalt shareholders (Cobalt Success Payment) of $500.0 million if, at pre-determined valuation measurement dates, including our IPO and periodically thereafter, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application (BLA) or new drug application (NDA). In addition to our IPO, a valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. The term of the Cobalt Success Payment is 20 years from the date of the Cobalt acquisition. See Note 3, Acquisitions, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the different company valuation thresholds and the impact on the value of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration following a change of control.

In order to satisfy our obligations to make these success payments, if and when they are triggered, we may issue equity or convertible debt securities that may cause dilution to our stockholders, or we may use our existing cash or incur debt obligations to satisfy the success payment obligations in cash, which may adversely affect our financial position. In addition, these success payments may impede our ability to raise money in future public offerings of debt or equity securities or to obtain a third-party line of credit. We expect the first valuation measurement date for the Harvard Success Payments to be the one-year anniversary of our IPO. See Note 5, License and collaboration agreements, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for the per share common stock prices that trigger a Harvard Success Payment and the corresponding payment amount. The first valuation measurement date for the Cobalt Success Payment was our IPO, but our IPO did not trigger such a payment. However, the triggering of such payment is dependent on our progress on fusogen-related product candidates and our market capitalization, which is unpredictable and may fluctuate significantly from quarter to quarter and year to year.

The contingent consideration and success payment obligations in our license and acquisition agreements may cause our operating results, net losses, and financial condition as reported by U.S. generally accepted accounting principles (GAAP) to fluctuate significantly from quarter to quarter and year to year, which may reduce the usefulness of our financial statements.

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our condensed consolidated balance sheets. Under GAAP, we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment and contingent consideration liabilities may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements. For example, as of September 30, 2021, June 30, 2021, March 31, 2021, and December 31, 2020, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payments liabilities was $134.2 million, $109.0 million, $192.2 million, and $76.5 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $132.0 million, $140.5 million, $133.3 million, and $121.9 million, respectively.

For the three and nine months ended September 30, 2021, we recorded a gain of $8.5 million and expense of $10.1 million, respectively, related to the change in the estimated fair value of the Cobalt Contingent Consideration. For the three and nine months ended September 30, 2021, we recorded expenses of $25.2 million and $57.7 million, respectively, related to the aggregate change in the estimated fair value of these success payment liabilities. Moreover, for the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price at September 30, 2021 from $22.52 per share to $27.02 per share would have increased the expense recorded in the three months ended September 30, 2021 associated with the success payment liability by $5.6 million to $9.0 million. A hypothetical 20% decrease in the common stock price from $22.52 per share to $18.02 per share would have decreased the expense recorded in three months ended September 30, 2021 of $3.4 million to zero and resulted in a gain of $2.2 million. For the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization at September 30, 2021 from $4.2 billion to $5.1 billion would have increased the expense recorded in the three months ended September 30, 2021 associated with the success payment liability by $22.7 million to $44.5 million. A hypothetical 20% decrease in our market capitalization from $4.2 billion to $3.4 billion would have decreased the expense recorded in the three months ended September 30, 2021 of $21.8 million associated with the success payment liability to zero and resulted in a gain of $2.4 million.

Although we have incurred net losses in each period since our inception and expect to continue to incur net losses for the foreseeable future, we recorded net income for the three months ended June 30, 2021 due solely to the decrease in the estimated fair value of our success payment liabilities. It is possible that future fluctuations in the price of our common stock and market capitalization and the resulting change in the estimated fair value of our success payment liabilities could again lead us to record net income in a future period despite us incurring operating losses and negative cash flows during such period. Alternatively, significant stock appreciation during a future period could lead to a significant increase in our recorded GAAP net loss.

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

We are seeking to identify and develop a broad pipeline of product candidates using our in vivo and ex vivo cell engineering platforms. We have not commenced clinical trials for any product candidates developed with these platforms. The scientific research that forms the basis of our efforts to develop product candidates with our platforms is still ongoing. We are not aware of any FDA approved therapeutics utilizing fusogen technology or that are iPSC-derived cell products. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our platforms is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. For example, we have not tested our cell engineering platforms on all pluripotent and differentiated cell types or in all microenvironments, so results from one cell type or microenvironment may not translate into other cells types or microenvironments. Also, we have not tested any of the product candidates that we are developing using our cell engineering platforms in humans, and our current data is limited to animal models and preclinical cell lines, the results of which may not translate into humans. Further, relevant animal models and assays may not accurately predict the safety and efficacy of our product candidates in humans, and we may encounter significant challenges creating appropriate models and assays for demonstrating the safety and purity of our product candidates. In addition, our fusogen and hypoimmune technologies have potential safety risks related to, but not limited to, genotoxicity associated with the delivery of genome modifying payloads. For example, DNA sequences that randomly integrate into a cell’s DNA may increase risk for or cause certain cancers. Alternatively, gene-editing approaches may edit the genome at sites other than the intended DNA target or cause DNA rearrangements, each of which may have oncogenic or other adverse effects. Furthermore, our hypoimmune technology has potential safety risks related to, but not limited to, the potential risk of a hypoimmune cell becoming infected with a virus or undergoing oncogenic transformation. Also, our stem cell-based product candidates have potential safety risks related to, but not limited to, the potential risk of insufficient cell differentiation leading to oncogenic transformations or other adverse effects. As a result, it is possible that safety events or concerns could negatively affect the development of our product candidates, including adversely affecting patient enrollment in future clinical trials of our product candidates among the patient populations that we intend to treat.

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

Additionally, clinical or regulatory setbacks to other companies developing similar products or within adjacent fields, including those in gene editing and gene therapy and allogeneic cell-based therapies, may impact the clinical development of and regulatory pathway for our current or future product candidates, or may negatively impact the perceptions of value or risk of our technologies.

We expect to continue to expand our development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have experienced rapid growth since our inception in July 2018. As of September 30, 2021, we had 354 full-time employees. We expect continued growth in the number of our employees and the scope of our operations, particularly as we advance our IND-enabling studies, establish regulatory, quality, and clinical operations, and continue to establish supply chain logistics and manufacturing.

To manage our anticipated future growth, we plan to continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the complexity in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, we have limited experience in managing the manufacturing processes necessary for making cell and gene therapies. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We currently rely on third-party service providers, advisors, and consultants to provide certain services, including strategic, financial, business development, and research and development services, as well as certain aspects of regulatory approval and manufacturing. There can be no assurance that the services of such third-party service providers, advisors, and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by such third-party service providers, advisors or consultants is unsatisfactory or compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing third-party service providers, advisors or consultants or find other competent third-party service providers, advisors or consultants on reasonable terms, or at all.

The ongoing COVID-19 pandemic could materially and adversely affect our preclinical studies and development, any clinical trials we subsequently commence, and our business, financial condition, and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures have periodically been implemented across much of the United States, including in the locations of our offices and those of key vendors and partners. As a result of the COVID-19 pandemic, or similar pandemics, and related “shelter in place” orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our preclinical studies and development, any clinical trials we subsequently commence, and our business, financial condition, and results of operations. In response to the spread of COVID-19, we have limited operations in our executive offices, with our administrative employees primarily continuing their work outside of our offices, and have taken other precautionary measures as well, including the periodic testing of our employees. We also established a cross-functional task force and implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our business. Potential disruptions to our preclinical development efforts may include, but are not limited to:

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

Further, certain of our key employees, including Drs. Terry Fry, Steve Goldman and Chuck Murry, retain partial employment at academic institutions. Dr. Goldman currently devotes approximately 60% of his time to the University of Rochester and the University of Copenhagen, Dr. Murry currently devotes approximately 25% to his time to the University of Washington, and Dr. Fry currently devotes approximately 25% of his time to the University of Colorado, until August 2022 when Dr. Fry plans to devote 100% of his time to us. These arrangements may expose us to increased potential for these individuals to return to their academic positions full-time or devote less of their attention to us than is optimal, and, potentially, expose us to claims of intellectual property ownership or co-ownership by the respective academic institutions.

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

Our in vivo and ex vivo cell engineering technology represents an aggregation of years of innovation and technology from multiple academic institutions and companies, including our fusogen technology acquired from Cobalt, our ex vivo cell engineering programs focused on replacing damaged cells in the heart and certain brain disorders acquired from Cytocardia Inc. (Cytocardia) and Oscine Corp. (Oscine), respectively, and hypoimmune technology licensed from Harvard and The Regents of the University of California (UCSF), and genome editing technology licensed from Beam Therapeutics Inc., amongst others. Further, a key component of our strategy is to acquire and in-license technologies to support our mission of using engineered cells as medicines. As such, we actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies, as well as pursue joint ventures or investments in complementary businesses. The success of our strategic transactions, including any future strategic transactions, depends on the risks and uncertainties involved, including:

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

A key to our strategy is operating our own manufacturing facility. Accordingly, in July 2021, we entered into a long-term lease to establish and operate our own current good manufacturing practices (cGMP) manufacturing facility to support our late-stage clinical development and early commercial product candidates across our product portfolio, including with respect to the production of allogeneic T cells, viral vectors, and pluripotent stem cell-derived products. We expect that it will take several years before we are able to begin manufacturing our product candidates at this facility, if at all. Designing and building out our manufacturing facility will be time-consuming and will require significant resources, including a reallocation of certain of our resources, including the time and attention of our senior management. In addition, given the volatility in the costs of building materials, building out our manufacturing facility may be more expensive than we expect. We do not have experience as a company in developing a manufacturing facility, and we may experience unexpected costs or delays or be unsuccessful in developing our internal manufacturing capability in time to support registration-enabling clinical trials of our product candidates or at all. In order to build out the facility, we will need to engage third party service providers and obtain equipment and third-party technology necessary to manufacture our product candidates at the facility; however, we may not be able to negotiate agreements with third parties or access necessary technologies on commercially reasonable terms or at all. Moreover, there is no guarantee that the industrial space that we are leasing to develop our manufacturing facility will not change ownership over the term of the lease or be subject to additional zoning or other restrictions, and that, in such an event, we will be able to continue to build or operate our manufacturing facility without further delay or cost. In addition, operating our facility will require us to continue to hire and retain experienced scientific, quality control, quality assurance and manufacturing personnel. As described elsewhere in these Risk Factors, competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and if we fail to attract qualified personnel or retain and motivate our current personnel, we will not be able to operate our facility, and our business and future growth prospects would be harmed.

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

Operating our manufacturing facility will require us to comply with complex regulations. Moreover, our manufacturing facility, and any future commercial manufacturing facilities we may build, will require FDA or comparable foreign regulatory authority approval, which we may not obtain in time to support registration-enabling clinical trials for our product candidates, if at all. Even if approved, we would be subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, corresponding state agencies, and comparable foreign regulatory authority to ensure strict compliance with cGMP, current good tissue practices (cGTPs) and other government regulations. We also may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials, future clinical trials, or the performance of the product, once commercialized. In some circumstances, changes in the manufacturing process may require us to perform comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. We may also make further changes to our manufacturing process before or after commercialization, and such changes may require us to show the comparability of the resulting product to the product used in the clinical trials using earlier processes. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate.

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

The use of human stem cells exposes us to a number of risks in the development of our human stem cell-derived products, including restrictions on the use of human stem cells, as well as ethical, legal and social implications of research on the use of stem cells, any of which could prevent us from completing the development of or gaining acceptance for commercially viable products derived from human stem cells.

We use human stem cells in our research and development, including embryonic stem cells (ESCs), and one or more of our ex vivo cell engineering product candidates may be derived from human stem cells. The use of such cells in our research, or as starting cell lines in the manufacture of one or more of our product candidates, exposes us to a number of risks. These risks include securing sufficient and viable stem cells as starting material, potential difficulties in recruiting patients for our trials, as well as managing a multitude of legal and regulatory restrictions on the sourcing and use of these cells. In particular, in some states, use of embryonic tissue as a source of stem cells is prohibited and many research institutions have adopted policies regarding the ethical use of human embryonic tissue. If these policies or restrictions have the effect of limiting the scope of research we can conduct using stem cells, our ability to develop our ex vivo cell engineering product candidates may be impaired, and this could have an adverse material effect on our business. Further, the use of stem cells, and particularly embryonic stem cells, has social, legal and ethical implications. Certain political and religious groups continue to voice opposition to the use of human stem cells in drug research, development, and manufacture. Adverse publicity due to ethical and social controversies surrounding the use of stem cells could lead to negative public opinion, difficulties enrolling patients in our clinical trials, increased regulation and stricter policies regarding the use of such cells, which could harm our business and may limit market acceptance of our product candidates. In addition, clinical experience with stem cells, including induced pluripotent stem cells (iPSCs) and ESCs, is limited. We are not aware of any products that utilize iPSCs or ESCs as a starting material that have received marketing approval from the FDA or a comparable foreign regulatory body. Therefore, patients in our clinical trials may experience unexpected side effects and we may experience unexpected regulatory delays prior to approval, or after regulatory approval, if an approval were to occur. Furthermore, our ex vivo stem cell-derived and allogeneic T cell products will rely on starting materials donated by human sources. If the consent, authorization or process for the donation of those materials is not obtained or conducted in accordance with applicable legal, ethical or regulatory requirements, we could face delays in the clinical testing and approval of these products, or, potentially, we could face claims by such human sources, which could expose us to damages.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we or any collaborator for such product candidate must demonstrate through extensive preclinical studies and clinical trials that the product candidate is safe, pure, and potent in humans. Before an IND can be submitted to the FDA and become effective, which is a prerequisite for conducting clinical trials on human subjects, a product candidate must successfully progress through extensive preclinical studies, which include preclinical laboratory testing, animal studies, and formulation studies conducted in accordance with good laboratory practices (GLP).

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

To date, we have not commenced any clinical trials required for the approval of a product candidate. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, or be completed on schedule, if at all. Clinical trials can be delayed, suspended, or terminated for a variety of reasons, including the following:

•	delays in or failure to obtain regulatory authorization to commence a trial;
•	delays in or failure to obtain institutional review board (IRB) approval at each site;
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

•	our third-party research contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;
•	changes in regulatory requirements, policies, and guidelines;
•	inability to manufacture sufficient quantities of a product candidate for use in clinical trials;
•	the quality or stability of a product candidate falling below acceptable standards;
•	changes in the treatment landscape for our target indications that may make our product candidates no longer relevant;
•	third-party actions claiming infringement by our product candidates and obtaining injunctions interfering with our progress; and
•

business interruptions resulting from geo-political actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods, and fires, or disease, including the COVID-19 pandemic.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, or completing our planned clinical trials. Moreover, while we plan to submit INDs for our product candidates, we may not be able to file such INDs on the timelines we expect. For example, we may experience manufacturing delays, including due to challenges associated with scaling up our manufacturing process, or other delays with IND-enabling preclinical studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

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

In addition, clinical trials must be conducted with supplies of our product candidates produced under cGMP and, if applicable, cGTP requirements and other regulations. Furthermore, we will rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials in compliance with current good clinical practices (cGCP) requirements; however, while we will enter into agreements governing their conduct, we will have limited influence over their actual performance. To the extent the CROs and clinical trial sites fail to enroll participants for our clinical trials, fail to conduct such clinical trials in accordance with cGCP, or experience significant delays in the execution of trials, including delays in achieving full enrollment, we may experience increased costs, program delays, or both, which may harm our business. In addition, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment and distribution costs, additional regulatory requirements, and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening, and medical care.

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

Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols, and the rate of dropout among clinical trial participants. If the results of our clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be delayed in obtaining marketing approval, if we obtain it at all. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications.

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

Our product candidates are considered to be biologics, and the process of manufacturing biologics is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. In July 2021, we entered into a long-term lease to establish and operate our own cGMP manufacturing facility to support our late-stage clinical development and early commercial product candidates across our product portfolio. However, we expect that it will take several years before we are able to begin manufacturing our product candidates at this facility, if at all. We currently rely, and expect for some period of time to continue to rely, on third-party contract development and manufacturing organizations for the manufacture of our product candidates for preclinical and clinical testing. To date, we and our contract manufacturers have limited experience in the technology transfer of manufacturing processes from us to our contract manufacturers and the manufacturing of cGMP batches of our product candidates. Our contract manufacturers and we, once we begin to operate our manufacturing facility, must comply with cGMPs, regulations, and guidelines for the manufacturing of biologics used in clinical trials and, if approved, marketed products. To date, we have not scaled the manufacturing process with respect to our product candidates for later-stage clinical trials and commercialization. Larger scale manufacturing will require the development of new processes, including for the removal of impurities that are a normal byproduct of the manufacturing process. The nature of our product candidates requires the development of novel manufacturing processes and analytical technologies, which could cause delays in the scaling of manufacturing, as well as greater costs that could negatively impact the financial viability of our product candidates. We cannot be sure that the manufacturing processes employed by our third-party manufacturers or the technologies that our third-party manufacturers incorporate for manufacturing will result in viable or scalable yields of in vivo and ex vivo cell engineering product candidates that will be safe and effective and meet market demand.

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

The process of manufacturing our biologic product candidates is extremely susceptible to product loss due to contamination, equipment failure, or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, this could lead to withdrawal of our products from clinical trials and the market, and such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Moreover, if the FDA or comparable foreign regulatory authorities determine that we or our third-party manufacturers are not in compliance with laws and regulations, including those governing cGMPs, the FDA or comparable foreign regulatory authority may not approve a BLA, marketing authorisation application (MAA), or comparable authorization until the deficiencies are corrected or we replace the manufacturer in our applications with a manufacturer that is in compliance. We or third-party manufacturers may not be able to manufacture our product candidates as a result of not meeting regulatory requirements.

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

Successful and timely completion of clinical trials will require that we enroll and retain a sufficient number of patients. Any clinical trials we conduct may be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, patient withdrawal, or adverse events. These types of developments could cause us to delay the trial or halt further development.

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

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, testing, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate.

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

Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. See the subsection titled “Business—Competition” in our 2020 Form 10-K.

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

We do not currently own or operate any cGMP manufacturing facilities, nor do we have any in-house cGMP manufacturing capabilities. In July 2021, we entered into a long-term lease to establish and operate our own cGMP manufacturing facility to support our late-stage clinical development and early commercial product candidates across our product portfolio. Though we plan to begin building out this facility in the near future, we expect that it will take several years before we are able to begin manufacturing our product candidates at this facility, if at all. Until we are able to begin manufacturing our product candidates at our facility, we will rely on third-party contract manufacturers to manufacture our product candidates for preclinical and clinical testing. A limited number of third-party contract manufacturers specialize in or have the expertise required to manufacture our product candidates. Moreover, our contract manufacturers have limited capacity at their facilities and require commitments to secure availability well in advance of manufacturing any products. Additionally, we face competition from other biopharmaceutical companies to secure availability to manufacture our product candidates at these facilities. If the third-party contract manufacturers on which we rely to manufacture our product candidates do not have sufficient availability at their facilities to manufacture our product candidates in accordance with our timelines or are not otherwise able to meet our expected deadlines, we will experience delays in manufacturing our product candidates. In addition, our third-party contract manufacturers face intense competition to attract and retain qualified personnel. If our third-party contract manufacturers are unable to attract, retain, and motivate qualified personnel, they may be unable to perform their obligations in a timely manner, or their performance may be substandard or may not meet our quality requirements, which could cause us to experience delays in manufacturing our product candidates. Any delays in manufacturing our product candidates could materially harm our ability to conduct our clinical trials or commercialize our product candidates in a timely manner and could harm our business.

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

We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct or support our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct or support our preclinical studies and clinical trials and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with cGCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our products candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Further, these investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. If our CROs are unable to attract, retain, and motivate qualified personnel, they may be unable to perform their obligations in a timely manner, or their performance may be substandard. If independent investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard or does not meet our quality requirements, it may delay or compromise the prospects for approval and commercialization of any product candidates that we develop. In addition, the use of third-party service providers may require us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Additionally, disruptions caused by the COVID-19 pandemic may increase the likelihood that our CROs encounter difficulties or delays in initiating, enrolling, conducting, or completing our planned clinical trials. In particular, as a result of the pandemic, we have experienced and may continue to experience difficulty in accessing animal models, specifically non-human primate models, for the preclinical evaluation of our product candidates. Delays caused by the inability to access these models may cause our development timelines to be extended beyond what we anticipate.

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

Risks Related to Intellectual Property and Information Technology

We depend on intellectual property licensed from third parties, and our rights to develop and commercialize our product candidates are subject to, in part, the terms and conditions of the licenses granted to us by such third parties. If we breach our obligations under these agreements or if any of these agreements is terminated, we may be required to pay damages, lose our rights to such intellectual property and technology, or both, which would harm our business.

We are dependent on patents, know-how, and proprietary technology, both our own and those that we license from others. We are a party to a number of intellectual property license agreements and acquisition agreements pursuant to which we have acquired our core intellectual property rights. Moreover, we rely upon licenses to certain intellectual property rights and proprietary technology from third parties that are important or necessary to the development of our technology and products, including technology related to our manufacturing processes and our product candidates. These licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. These licenses may also require us to grant back certain intellectual property rights to our licensors and to pay certain amounts relating to sublicensing patent and other rights.

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

Certain patents relating to our product candidates are owned or controlled by certain of our licensors. Each of our licensors generally has rights to file, prosecute, maintain, and defend the patents we have licensed from such licensor in their name, generally with our right to comment on such filing, prosecution, maintenance, and defense, with some obligation for the licensor to consider or incorporate our comments, for our exclusively licensed patents. We generally have the first right to enforce our exclusively licensed patent rights against third parties, although our ability to settle such claims often requires the consent of the licensor. If our licensors, third parties from whom they license or have obtained the relevant patents, or any future licensees having rights to file, prosecute, maintain, and defend our patent rights fail, or have in the past failed, to conduct these activities for patents or patent applications covering any of our product candidates, including due to the impact of the COVID-19 pandemic on our licensors’ or such third parties’ business operations, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using, or selling competing products. We cannot be certain that such activities by our licensors, or third parties from whom they license or have obtained the relevant patents, have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and, even if we are permitted to pursue such enforcement or defense, we cannot ensure the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. In addition, even when we have the right to control patent prosecution of licensed patents and patent applications, enforcement of licensed patents, or defense of claims asserting the invalidity of those patents, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to or after our assuming control. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners.

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

Government agencies have provided and may in the future provide funding, facilities, personnel, or other assistance in connection with the development of the intellectual property rights owned by or licensed to us. Such government agencies may have retained rights in such intellectual property, including the right to grant or require us to grant mandatory licenses or sublicenses to such intellectual property to third parties under certain specified circumstances, including if it is necessary to meet health and safety needs that we are not reasonably satisfying or if it is necessary to meet requirements for public use specified by federal regulations, or to manufacture products in the United States. Any exercise of such rights, including with respect to any such required sublicense of these licenses, could result in the loss of significant rights and could harm our ability to commercialize or continue commercializing licensed products. For example, at least one of our in-licensed patent cases related to each of our ex vivo cell engineering and in vivo cell engineering platforms has been funded at least in part by the U.S. government. As a result, these patent cases are subject to certain federal regulations pursuant to the Bayh-Dole Act of 1980 (Bayh-Dole Act). In particular, the federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit to inventions produced with its financial assistance. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractors or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Intellectual property discovered under government-funded programs are also subject to certain reporting requirements, compliance with which may require us or our licensors to expend substantial resources and failure to comply may lead to loss of rights. Such intellectual property is also subject to a preference for U.S. industry, which may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property. Moreover, we sometimes collaborate with academic institutions to accelerate our preclinical research or development, and we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope, or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims, or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

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

Trade secrets and confidential information, however, may be difficult to protect. We seek to protect our trade secrets, know-how, and confidential information, including our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors, and collaborators. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. In addition, we enter into agreements with our consultants, contractors, and outside scientific collaborators that typically include invention assignment obligations. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, outside scientific advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition.

Third-party claims of intellectual property infringement against us or our collaborators may prevent or delay our product discovery and development efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post-grant review and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Furthermore, patent reform and changes to patent laws add uncertainty to the possibility of challenge to our patents in the future. We cannot assure you that our product candidates and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time-consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current product candidates or future products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Third parties may assert that we infringe their patents or other intellectual property, or that we are otherwise employing their proprietary technology without authorization, and may sue us. There may be third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture, or methods of use or treatment that cover our product candidates. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates and other proprietary technologies we may develop, could be found to be infringed by our product candidate. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties, our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may obtain patents in the future that may prevent, limit, or otherwise interfere with our ability to make, use, and sell our product candidates, and may claim that use of our technologies or the manufacture, use, or sale of our product candidates infringes upon these patents. If any such third-party patents were held by a court of competent jurisdiction to cover our technologies or product candidates, or if we are found to otherwise infringe a third party’s intellectual property rights, the holders of any such patents may be able to block, including by court order, our ability to develop, manufacture or commercialize the applicable product candidate unless we obtain a license under the applicable patents or other intellectual property, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

The pharmaceutical and biotechnology industries have produced a considerable number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products, or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents, and there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operations. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim we infringe their patents or that the patent covering our product candidate is invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent, including lack of novelty, obviousness, non-enablement, or insufficient written description or that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, and equivalent proceedings in foreign jurisdictions, such as opposition or derivation proceedings. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention, or decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates, and such an outcome may limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Such a loss of patent protection could have a material adverse impact on our business. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective nonprovisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic medications. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of November 4, 2021 will expire on dates ranging from 2023 to 2040, subject to any patent extensions that may be available for such patents. If patents are issued on our patent applications pending as of November 4, 2021, the resulting patents are projected to expire on dates ranging from 2023 to 2042. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially. If we do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.

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

Our current or future trademarks or trade names may be challenged, infringed, circumvented, or declared generic or descriptive determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit confidential information (including but not limited to intellectual property, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors who have access to our confidential information, including third-party vendors of IT and data security systems and services. While we generally have agreements requiring such vendors to use industry standard practices for data security, we have no operational control over them.

Despite the implementation of security measures (including edge technology designed to identify and protect our network from infiltration by third-party systems), our internal computer systems and those of our CROs, CDMOs, and other contractors and consultants as well as third party vendors of information technology and data security systems and services are vulnerable to damage and interruptions from security breaches, computer viruses, ransomware, fraud, and similar incidents involving the loss or unauthorized access of confidential information. One such third party vendor is SolarWinds Corporation (SolarWinds), a provider of information technology monitoring and management products and services, including its Orion Platform products, which are used by over 30,000 businesses, including ours. SolarWinds experienced a cyberattack that appears likely to be the result of a supply chain attack by an outside nation state. SolarWinds has stated that, as a result of the attack, software updates related to its Orion Platform products delivered between March and June 2020 included vulnerabilities, and that its investigation is ongoing. Since being notified of the attack, we have taken steps to mitigate the vulnerabilities identified within the Orion Platform products. We also conducted investigations to determine the extent to which our confidential information was accessed, lost, or stolen as a result of this cyberattack on SolarWinds and concluded that our confidential information was not materially accessed, lost, or stolen as a result of the cyberattack. We continue to monitor our systems and upgrade our security capabilities in order to mitigate risk. However, any access, loss, or theft of our confidential information in connection with a future cyberattack could have a materially adverse effect on our business.

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

As of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates owned approximately 64.5% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Future sales of our common stock in the public market could cause our common stock price to fall.

Our common stock price could decline as a result of sales of a large number of shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of September 30, 2021, 188.7 million shares of our common stock were outstanding. Substantially all shares of common stock sold in our IPO (excluding any shares sold to our directors or officers in the directed share program) are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (Securities Act), unless held by our “affiliates” as defined in Rule 144 under the Securities Act. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, as well as Rules 144 and 701 under the Securities Act. As of September 30, 2021, the holders of approximately 134.1 million shares of our common stock, or 71.1% of our outstanding shares, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. We also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Accordingly, these shares may be able to be sold in the public market upon issuance. In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and Delaware law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of a fiduciary duty owed by any director, officer, or other employee to us or our stockholders, (iii) any action asserting a claim against us or any director, officer, or other employee arising pursuant to the Delaware General Corporation Law, (iv) any action to interpret, apply, enforce, or determine the validity of our second amended and restated certificate of incorporation or amended and restated bylaws, or (v) any other action asserting a claim that is governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware (or another state court or the federal court located within the State of Delaware if the Court of Chancery does not have or declines to accept jurisdiction), in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (Exchange Act).

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

Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Stability Act (CARES Act), our federal net operating losses (NOLs) generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act of 2017, or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes as a result of subsequent shifts in our stock ownership (some of which are outside our control). As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state NOLs and tax credits to offset California taxable income in tax years beginning after 2019 and before 2023. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.

General Risk Factors

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, any future equity or debt financings, and upfront, milestone, and royalty payments, if any, received under any future licenses or collaborations. If we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or acquiring, selling, or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business.

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

Our corporate headquarters and other facilities, including the industrial space we lease on which we plan to build out and operate our manufacturing facility, are located in areas that have experienced significant natural disasters, including the San Francisco Bay Area and Seattle, Washington, each of which have experienced severe effects from wildfires and, in the case of the San Francisco Bay Area, severe earthquakes. We do not carry earthquake insurance. Earthquakes, wildfires, or other natural disasters could severely disrupt our operations, and could materially and adversely affect our business, financial condition, results of operations, and prospects.

If a natural disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

In addition, if in the future a natural disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our manufacturing facility, we may not be able to conduct our clinical trials or commercialize our products in accordance with our timelines or at all. Furthermore, integral parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our manufacturing facility or our supply chain, it could have a material adverse effect on our business.

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

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the United Kingdom or the European Union. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the United Kingdom is no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the United Kingdom, the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the European Union, or we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff, and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

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

In addition, although we are not utilizing replication competent vectors, adverse publicity due to the ethical and social controversies surrounding the therapeutic use of such technology, and reported side effects from any clinical trials using these technologies or the failure of such trials to demonstrate that these therapies are safe and effective may limit market acceptance of our product candidates. If our product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers, or others in the medical community, we will not be able to generate significant revenue.

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

Patents are of national or regional effect, and filing, prosecuting, maintaining, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can have a different scope and strength than do those in the United States. In addition, the laws of some foreign countries, particularly certain developing countries, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or adequate to prevent them from competing.

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

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patents, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action, which typically last for years before they are concluded, may be too high or not in the best interest of our company or our stockholders, or it may be otherwise impractical or undesirable to enforce our intellectual property against some third parties. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings and that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology or other product candidates, or enter into development partnerships that would help us bring our product candidates to market.

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

Interference or derivation proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to, or the correct inventorship of, our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation, interference, derivation, or other proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming, and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs associated with and may diminish our ability to protect our inventions and obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the Leahy-Smith Act) signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts, the USPTO, and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to naturally-occurring substances are not patentable. Although we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by Congress, the federal courts or the USPTO may impact the value of our patents.

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

•	adverse results or delays in clinical trials;
•	our decision to initiate a preclinical study or clinical trial, not to initiate a preclinical study or clinical trial, or to terminate an existing preclinical study or clinical trial;
•

adverse actions taken by regulatory agencies with respect to our preclinical studies or clinical trials, manufacturing supply chain, or sales and marketing activities, including failure to receive regulatory approval of our product candidates;

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

•	our inability to establish collaborations, if needed;
•	our ability to effectively manage our growth;
•	the size and growth of our initial target markets;
•	changes in the market valuations of similar companies;
•	press reports, whether or not true, about our business;
•	sales or perceived potential sales of our common stock by us or our stockholders in the future;
•	overall fluctuations in the equity markets;
•	ineffectiveness of our internal controls;
•	changes in accounting practices or principles;
•	changes or developments in the global regulatory environment;
•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

•	any intellectual property infringement, misappropriation or violation lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	if any product candidate we may develop receives regulatory approval, the timing and terms of such approval and market acceptance and demand for such product candidates;
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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the listing requirements of Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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

If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Unregistered securities sold by us from January 1, 2021 through September 30, 2021, for which share numbers have been adjusted to reflect the 1-for-4 reverse stock split which became effective on January 27, 2021, consisted of 73,289 shares of common stock issued upon the exercise of options for aggregate proceeds of approximately $0.1 million.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 8, 2021).

4.1	Reference is made to Exhibits 3.1 through 3.2

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252061), filed with the SEC on January 28, 2021).

10.1*†	Option and License Agreement, effective October 15, 2021, by and between the Company and Beam Therapeutics Inc.

10.3(a)*#	2018 Equity Incentive Plan, as amended.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
#	Indicates management contract or compensatory plan.
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

SANA BIOTECHNOLOGY, INC.

Date: November 8, 2021	By:	/s/ Steven D. Harr, M.D.
Steven D. Harr, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Nathan Hardy
Nathan Hardy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)