Form 10-Q
period 2022-03-31
Sana Biotechnology, Inc.
filed 2022-05-10
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 189,667,928 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report could be deemed forward-looking statements, including those statements highlighted below. In some cases, you can identify these statements by forward-looking words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” “would,” or “will,” the negative of these terms, and other comparable terminology. These forward-looking statements, which are subject to risks, include, but are not limited to, statements about:

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

•	the timing of commencement of future preclinical studies, clinical trials, and research and development programs;
•	our ability to acquire, discover, and develop product candidates and advance them into, and successfully complete, clinical trials;
•	our intentions with respect to and our ability to establish collaborations or partnerships;
•	the timing or likelihood of regulatory filings and approvals for our product candidates;
•	our commercialization, marketing, and manufacturing expectations, including with respect to the buildout of our manufacturing facility and capabilities and the timing thereof;
•	impact of future regulatory, judicial, and legislative changes or developments in the United States and foreign countries;
•	our intentions with respect to the commercialization of our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	the potential effects of public health crises, such as the ongoing COVID-19 pandemic, on our preclinical and clinical programs and business;
•	our expectations regarding the impact of the ongoing COVID-19 pandemic on our business;
•	the implementation of our business model and strategic plans for our business and product candidates, including additional indications which we may pursue;
•	our ability to effectively manage our growth, including our ability to retain and recruit personnel and maintain our culture;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•	estimates of our expenses, future revenue, capital requirements, needs for additional financing, and ability to obtain additional capital;
•	our expected use of our existing cash, cash equivalents, and marketable securities;
•	the performance of our third-party suppliers and manufacturers;
•	our future financial performance;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act); and
•	developments and projections relating to our competitors and our industry, including competing products.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Other sections of this Quarterly Report may include additional factors that could harm our business and financial performance. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sana Biotechnology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$188,517	$253,029
Marketable securities	323,861	297,967
Prepaid expenses and other current assets	10,842	7,105
Total current assets	523,220	558,101
Long-term marketable securities	145,014	195,881
Property and equipment, net	68,693	65,464
Operating lease right-of-use assets	97,145	96,320
Restricted cash	8,819	8,819
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	4,900	5,000
TOTAL ASSETS	$1,047,613	$1,129,407
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,765	$2,219
Accrued compensation	16,889	21,131
Accrued expenses and other current liabilities	11,321	10,344
Operating lease liabilities	9,635	9,159
Contingent consideration	50,900	51,382
Success payment liabilities	-	5,000
Total current liabilities	93,510	99,235
Operating lease liabilities, net of current portion	102,518	101,784
Contingent consideration, net of current portion	102,315	102,361
Success payment liabilities, net of current portion	47,615	97,525
Total liabilities	345,958	400,905
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value; 750,000 shares authorized; 186,632 and 184,929 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	19	18
Additional paid-in capital	1,523,616	1,515,210
Accumulated other comprehensive loss	(5,172)	(1,366)
Accumulated deficit	(816,808)	(785,360)
Total stockholders' equity	701,655	728,502
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,047,613	$1,129,407

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$72,689	$41,880
Research and development related success payments and contingent consideration	(55,438)	127,050
General and administrative	14,434	11,821
Total operating expenses	31,685	180,751
Loss from operations	(31,685)	(180,751)
Interest income, net	339	121
Other income (expense), net	(102)	13
Net loss	$(31,448)	$(180,617)
Net loss per common share - basic and diluted	$(0.17)	$(1.52)
Weighted-average number of common shares - basic and diluted	185,955	119,131

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(31,448)	$(180,617)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities, net	(3,806)	26
Total comprehensive loss	$(35,254)	$(180,591)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	-	$-	184,929	$18	$1,515,210	$(1,366)	$(785,360)	$728,502
Vesting of restricted stock	-	-	1,419	1	(1)	-	-	-
Exercise of stock options	-	-	284	-	652	-	-	652
Stock-based compensation expense	-	-	-	-	7,755	-	-	7,755
Unrealized loss on marketable securities, net	-	-	-	-	-	(3,806)	-	(3,806)
Net loss	-	-	-	-	-	-	(31,448)	(31,448)
Balance as of March 31, 2022	-	$-	186,632	$19	$1,523,616	$(5,172)	$(816,808)	$701,655

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	134,113	$852,897	16,170	$2	$8,216	$30	$(429,432)	$(421,184)
Conversion of convertible preferred stock into common stock upon initial public offering	(134,113)	(852,897)	134,113	13	852,884	-	-	852,897
Issuance of common stock in initial public offering, net of $49,220 in offering costs	-	-	27,025	3	626,402	-	-	626,405
Vesting of restricted stock	-	-	1,428	-	-	-	-
Exercise of stock options	-	-	205	-	298	-	-	298
Stock-based compensation expense	-	-	-	-	4,158	-	-	4,158
Unrealized gain on marketable securities, net	-	-	-	-	-	26	-	26
Net loss	-	-	-	-	-	-	(180,617)	(180,617)
Balance as of March 31, 2021	-	$-	178,941	$18	$1,491,958	$56	$(610,049)	$881,983

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(31,448)	$(180,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,614	2,247
Stock-based compensation expense	7,755	4,158
Change in the estimated fair value of contingent consideration	(528)	11,393
Change in the estimated fair value of success payment liabilities	(54,910)	115,657
Non-cash expense for operating lease right-of-use assets	2,606	1,398
Other non-cash items, net	(1,437)	(1,013)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,191)	(1,614)
Operating lease right-of-use assets and liabilities	372	-
Accounts payable	1,917	1,599
Accrued expenses and other liabilities	(2,459)	(3,121)
Net cash used in operating activities	(77,709)	(49,913)
INVESTING ACTIVITIES:
Purchases of marketable securities	(25,675)	(44,811)
Proceeds from maturities of marketable securities	45,753	100,342
Purchases of property and equipment	(7,533)	(6,440)
Net cash provided by investing activities	12,545	49,091
FINANCING ACTIVITIES:
Proceeds from initial public offering, net of issuance costs	-	626,405
Proceeds from employee stock purchase plan and exercise of stock options, net	652	298
Net cash provided by financing activities	652	626,703
Net increase (decrease) in cash, cash equivalents, and restricted cash	(64,512)	625,881
Cash, cash equivalents, and restricted cash at beginning of period	261,848	126,949
Cash, cash equivalents, and restricted cash at end of period	$197,336	$752,830
SUPPLEMENTAL CASH FLOW INFORMATION:
Operating lease right-of-use assets obtained in exchange for lease obligations	$3,431	$-
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,425	$3,157
Cash received for amounts related to tenant improvement allowances	$541	$-

See accompanying notes.

Sana Biotechnology, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization

Sana Biotechnology, Inc. (the Company or Sana) is a biotechnology company focusing on utilizing engineered cells as medicines. The Company’s operations to date have included identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, acquiring technology, organizing and staffing the Company, developing and executing the Company’s business plan, establishing the Company’s intellectual property portfolio, raising capital, and providing general and administrative support for these operations.

Liquidity and capital resources

The Company is subject to a number of risks and uncertainties similar to other biotechnology companies in the development stage, including, but not limited to, those related to the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, building out internal and external manufacturing capabilities, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, the need to protect the Company’s intellectual property and proprietary technologies, and the need to attract and retain key scientific and management personnel. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations with the proceeds from additional equity or debt financings or capital obtained in connection with strategic collaborations or licensing or other arrangements. In the event that additional financing is required, the Company may not be able to raise it on terms acceptable to it or at all.

In February 2021, the Company successfully completed the initial public offering (IPO) of its common stock. In connection with the IPO, the Company issued 27.0 million shares of its common stock, including 3.5 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price of $25.00 per share, and received $626.4 million in net proceeds, after deducting underwriting discounts and commissions of $45.2 million and offering expenses of $4.0 million. At the closing of the IPO, 134.1 million shares of convertible preferred stock then outstanding were automatically converted into shares of common stock. The related carrying value of the converted preferred stock of $852.9 million was reclassified to common stock and additional paid in-capital.

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of March 31, 2022, the Company had cash, cash equivalents, and marketable securities of $657.4 million, and an accumulated deficit of $816.8 million, which includes cumulative non-cash charges related to the revaluation of the success payment liabilities and contingent consideration of $45.2 million and $102.0 million, respectively.

2. Basis of presentation and significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. Certain prior period amounts have been reclassified to conform to current period presentation.

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on March 16, 2022 (2021 Annual Report).

Significant accounting policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are consistent with those discussed in Note 2 in the 2021 Annual Report.

Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates in the Company’s condensed consolidated financial statements relate to success payment liabilities, contingent consideration, business combinations, accrued expenses, operating lease right-of-use assets and liabilities, and the valuation of stock options.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards has had or may have a material impact on its condensed consolidated financial statements or disclosures.

3. Acquisitions

Cobalt Biomedicine, Inc.

In February 2019, the Company acquired 100% of the outstanding equity in Cobalt Biomedicine, Inc. (Cobalt), a privately-held early-stage biotechnology company that was developing a platform technology using its fusogen technology to specifically and consistently deliver various biological payloads to cells.

As part of the Cobalt acquisition, the Company recorded an intangible asset of $59.2 million, which consists of in-process research and development that is classified as indefinite-lived until the successful development of the associated research and development technology, at which point it becomes a finite-lived asset and will be amortized over its estimated useful life. If the research and development technology is abandoned, an impairment charge will be recorded. The Company is actively developing the fusogen technology and, accordingly, development of the intangible asset is not complete. Amortization will begin when regulatory approval is obtained in a major market, typically either the United States or the European Union.

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

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company has an obligation to pay certain former Cobalt stockholders up to an aggregate of $500.0 million in contingent consideration (Cobalt Contingent Consideration) upon the achievement of certain pre-specified development milestones, and a success payment (Cobalt Success Payment) of up to $500.0 million, payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates which include the closing of the Company’s IPO and periodically thereafter, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a program based on the fusogen technology in a clinical trial pursuant to an investigational new drug application, or has filed for, or received approval for, a biologics license application or new drug application. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. As of March 31, 2022, a Cobalt Success Payment had not been triggered.

A valuation measurement date would also be triggered upon a change of control of the Company if at least one Company product based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and the Company’s market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase.

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value, with changes in fair value recognized in the condensed consolidated statements of operations in research and development related success payments and contingent consideration. As of March 31, 2022 and December 31, 2021, the estimated fair value of the Cobalt Success Payment liability was $41.5 million and $88.3 million, respectively, and was recorded in long-term liabilities in the balance sheets. In connection with the change in the estimated fair value of the Cobalt Success Payment, the Company recognized a gain of $46.8 million and an expense of $91.8 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the estimated fair value of the Cobalt Contingent Consideration was $153.2 million, of which $50.9 million was recorded in short-term liabilities and $102.3 million was recorded in long-term liabilities in the balance sheet. As of December 31, 2021, the estimated fair value of the Cobalt Contingent Consideration was $153.7 million, of which $51.4 million was recorded in short-term liabilities and $102.3 million was recorded in long-term liabilities in the balance sheet. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, the Company recognized a gain of $0.5 million and an expense of $11.4 million for the three months ended March 31, 2022 and 2021, respectively.

4. License and collaboration agreements

Beam Therapeutics Inc.

In October 2021, the Company entered into an option and license agreement (Beam Agreement) with Beam Therapeutics Inc. (Beam), pursuant to which the Company was granted a non-exclusive license to use Beam’s proprietary CRISPR Cas12b nuclease editing technology to research, develop, and commercialize engineered cell therapy products that (i) are directed to certain antigen targets, with respect to the Company’s allogeneic T cell programs, or (ii) comprise certain human cell types, with respect to the Company’s stem cell-derived programs. The Company made an upfront cash payment of $50.0 million to Beam, which was recorded in research and development expense for the year ended December 31, 2021. Additionally, under the terms of the agreement, the Company may be obligated to pay up to $65.0 million for each licensed product in specified developmental and commercial milestone payments and royalties on licensed products. A member of the Company’s board of directors was, at the time of entry into the Beam Agreement, a beneficial owner of Beam, and is affiliated with a member of the board of directors of Beam.

President and Fellows of Harvard College

In March 2019, the Company entered into an exclusive license agreement with the President and Fellows of Harvard College (Harvard) to access certain intellectual property for the development of hypoimmune cells.

Under the terms of the agreement, the Company may be required to pay to Harvard up to an aggregate of $175.0 million in success payments, payable in cash, based on increases in the fair value of the Company’s common stock (Harvard Success Payments). The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at pre-determined valuation measurement dates which include dates occurring subsequent to the IPO, the date of the consummation of a merger, an asset sale, or the sale of the majority of the shares held by the Company’s Series A convertible preferred stockholders, and the last day of the term of the Harvard Success Payments. As of March 31, 2022, a Harvard Success Payment had not been triggered.

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

The Harvard Success Payment liabilities are carried at fair value, with changes in fair value recognized on the condensed consolidated statements of operations in research and development related success payments and contingent consideration. As of March 31, 2022, the estimated fair value of the Harvard Success Payment liability was $6.1 million, which was recorded in long-term liabilities in the balance sheet. As of December 31, 2021, the estimated fair value of the Harvard Success Payment liability was $14.2 million, of which $5.0 million was recorded in short-term liabilities and $9.2 million was recorded in long-term liabilities in the balance sheet. For the three months ended March 31, 2022 and 2021, the Company recognized a gain of $8.1 million and an expense of $23.9 million, respectively, in connection with the change in the estimated fair value of the Harvard Success Payment liability.

5. Restricted cash

As of March 31, 2022 and December 31, 2021, the Company maintained standby letters of credit of $8.8 million and $8.8 million, respectively, which are collateralized with a bank account at a financial institution in accordance with the applicable lease agreements.

6. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		March 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$79,955	$-	$-	$79,955
U.S. government and agency securities	Level 2	57,744	2	(1)	57,745
Corporate debt securities	Level 2	250	-	-	250
Total cash equivalents		137,949	2	(1)	137,950
Short-term marketable securities:
U.S. government and agency securities	Level 2	210,105	-	(1,540)	208,565
Corporate debt securities	Level 2	115,737	-	(441)	115,296
Total short-term marketable securities		325,842	-	(1,981)	323,861
Long-term marketable securities:
U.S. government and agency securities	Level 2	130,651	4	(2,820)	127,835
Corporate debt securities	Level 2	17,555	-	(376)	17,179
Total long-term marketable securities		148,206	4	(3,196)	145,014
Other assets	Level 3	420	-	-	420
Total financial assets		$612,417	$6	$(5,178)	$607,245
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$50,900	$-	$-	$50,900
Total short-term financial liabilities		50,900	-	-	50,900
Long-term financial liabilities:
Contingent consideration	Level 3	102,315	-	-	102,315
Success payment liabilities	Level 3	47,615	-	-	47,615
Total long-term financial liabilities		149,930	-	-	149,930
Total financial liabilities		$200,830	$-	$-	$200,830

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$224,671	$-	$-	$224,671
Corporate debt securities	Level 2	2,345	-	-	2,345
Total cash equivalents		227,016	-	-	227,016
Short-term marketable securities:
U.S. government and agency securities	Level 2	162,854	1	(195)	162,660
Corporate debt securities	Level 2	135,441	-	(134)	135,307
Total short-term marketable securities		298,295	1	(329)	297,967
Long-term marketable securities:
U.S. government and agency securities	Level 2	176,492	-	(925)	175,567
Corporate debt securities	Level 2	20,427	-	(113)	20,314
Total long-term marketable securities		196,919	-	(1,038)	195,881
Other assets	Level 3	426	-	-	426
Total financial assets		$722,656	$1	$(1,367)	$721,290
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$51,382	$-	$-	$51,382
Success payment liabilities	Level 3	5,000	-	-	5,000
Total short-term financial liabilities		56,382	-	-	56,382
Long-term financial liabilities:
Contingent consideration	Level 3	102,361	-	-	102,361
Success payment liabilities	Level 3	97,525	-	-	97,525
Total long-term financial liabilities		199,886	-	-	199,886
Total financial liabilities		$256,268	$-	$-	$256,268

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

Securities in an unrealized loss position have been in an unrealized loss position for less than one year. The Company determined that there was no material change in the credit risk of the above investments during the three months ended March 31, 2022. As such, an allowance for credit losses has not been recognized. As of March 31, 2022, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of March 31, 2022, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of March 31, 2022, the balance in accumulated other comprehensive income (loss) included the net unrealized gains (losses) related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2022 or 2021.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2021	$153,743	$88,353	$14,172
Changes in fair value - expense (gain)	(528)	(46,823)	(8,087)
Balance as of March 31, 2022	$153,215	$41,530	$6,085

Contingent consideration

The Company utilizes significant estimates and assumptions it believes would be made by a market participant in determining the estimated fair value of the Cobalt Contingent Consideration at each balance sheet date. The fair value of the Cobalt Contingent Consideration was determined by calculating the probability-weighted estimated value of the pre-specified development milestone payments based on the assessment of the likelihood and estimated timing that the milestones would be achieved and the applicable discount rates. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions are obtained.

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	March 31, 2022		December 31, 2021
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	12.1% - 12.2%	12.2%	10.9% - 11.6%	11.2%
Probability of milestone achievement	5.0% - 75.0%	33.8%	5.0% - 75.0%	33.8%

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

The fair values of the Cobalt and Harvard success payment liabilities were calculated using the following unobservable inputs:

	March 31, 2022		December 31, 2021
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	70%	70%	70%	70%
Expected term (years)	16.9	9.0	17.1	9.2

7. Property and equipment, net

Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Laboratory equipment	$52,931	$47,684
Leasehold improvements	33,924	33,848
Construction in progress	2,928	1,388
Computer equipment, software, and other	1,298	1,318
Total property and equipment, at cost	91,081	84,238
Less: Accumulated depreciation	(22,388)	(18,774)
Property and equipment, net	$68,693	$65,464

Depreciation expense was $3.6 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively.

8. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued compensation:
Accrued payroll	$6,454	$2,888
Accrued paid time off	5,849	4,429
Accrued bonuses	4,586	13,814
Total accrued compensation	$16,889	$21,131
Accrued expenses and other current liabilities:
Accrued research and development services	$4,842	$3,419
Accrued professional fees	1,949	1,971
Accrued property and equipment	1,743	2,566
Other accrued current liabilities	2,787	2,388
Total accrued expenses and other current liabilities	$11,321	$10,344

9. Commitments and contingencies

Lease commitments

The Company’s lease portfolio is primarily comprised of operating leases for office, laboratory, non-good manufacturing practices (GMP) pilot plant manufacturing, and industrial space located in Seattle, WA, Cambridge, MA, South San Francisco, CA, Fremont, CA, and Rochester, NY.  These leases contain various rent abatement periods, after which they require monthly lease payments that may be subject to annual increases throughout the lease term. The Seattle and South San Francisco lease agreements each provide the Company with the option to renew for an additional period of five years. The Company is not reasonably certain it will renew these leases, and therefore the renewal options are not considered in the remaining lease term for these leases. The industrial space located in Fremont, CA will be used for the construction of a GMP manufacturing facility. The lease agreement initial term is ten years and includes the option to extend for up to two additional five-year terms. The lease for the Company’s Rochester facility includes the option to extend for up to two additional two-year terms. The Company anticipates that it will exercise all options to extend for both the Fremont and Rochester facilities. Certain leases provide the Company with the right to make tenant improvements, including the addition of laboratory space or build-out of manufacturing capabilities, and include a lease incentive allowance.

The following table contains additional information related to the Company’s operating leases:

Location	Approximate Square Footage	Commencement Dates	Expiration Dates
Seattle, WA	48,086	March 2019 to September 2020	December 2026 to April 2028
Cambridge, MA	59,639	March 2019 to May 2020	November 2025 to February 2028
South San Francisco, CA	66,075	December 2019 to November 2021	April 2024 to April 2030
Fremont, CA	163,193	July 2021	November 2031
Rochester, NY	3,309	January 2022	January 2025

Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs in addition to rent, such as common area maintenance, taxes, utilities, and insurance. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

The following table summarizes the Company’s lease costs:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating lease cost	$5,480	$2,898
Short-term lease cost	-	512
Variable lease cost	1,489	1,087
Total lease cost	$6,969	$4,497

As of March 31, 2022, the weighted-average remaining lease term was 9.6 years and the weighted-average incremental borrowing rate was 8.95%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year, to the present value of the operating lease liabilities as of March 31, 2022 (in thousands):

2022 (remaining 9 months)	14,964
2023	22,273
2024	21,387
2025	21,236
2026	18,199
2027 and thereafter	81,998
Total undiscounted lease payments	180,057
Less: imputed interest	(64,549)
Less: tenant improvement allowances	(3,355)
Present value of operating lease liabilities	$112,153

10. Stockholders’ equity

The Company amended and restated its certificate of incorporation, effective February 2021, increasing the number of shares of all classes of stock the Company has authority to issue to 800.0 million shares, of which 750.0 million shares are common stock, and 50.0 million shares are preferred stock.

As of March 31, 2022, there were 186.6 million shares of the Company’s common stock outstanding, excluding 3.0 million shares of restricted common stock outstanding that are subject to vesting requirements.

11. Stock-based compensation

Equity incentive plans

In February 2021, the Company adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (2021 ESPP), both of which became effective on the completion of the Company’s IPO. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering period or on the purchase date. As of March 31, 2022, 14.2 million shares and 3.8 million shares were available for future issuance under the 2021 Plan and the 2021 ESPP, respectively.

Stock-based compensation expense

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Research and development	$5,712	$2,668
General and administrative	2,043	1,490
Total stock-based compensation expense	$7,755	$4,158

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of March 31, 2022 are as follows:

	Stock Options	RSAs	RSUs
Unrecognized stock-based compensation expense (in thousands)	$103,144	$1,509	$4,900
Weighted-average period costs expected to be recognized (in years)	3.2	1.3	3.2

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	17,337	$8.96	8.7	$141,718
Granted	8,045	5.98
Exercised	(284)	2.26
Forfeited/Cancelled	(270)	13.98
Outstanding as of March 31, 2022	24,828	$8.02	8.9	$62,772
Exercisable as of March 31, 2022	5,139	$5.35	8.1	$20,355

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
Assumptions	2022	2021
Risk free interest rate	1.56% - 2.41%	0.64% - 1.11%
Expected volatility	70%	70%
Expected term (years)	6.25	5.50 - 6.25
Expected dividend	0%	0%

The following table summarizes additional information related to stock option activity:

	Three Months Ended March 31,
	2022	2021
Weighted average grant date fair value per share for options granted	$3.83	$16.75
Aggregate intrinsic value of stock options exercised (in thousands)	$2,642	$3,764

Restricted stock awards

A summary of the Company’s RSA activity is as follows:

	RSAs (in thousands)	RSAs Weighted-Average Grant Date Fair Value per Share	RSUs (in thousands)	RSUs Weighted-Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2021	4,365	$0.43	141	$9.43
Granted	-	-	685	5.89
Vested	(1,406)	0.24	(14)	1.44
Forfeited	-	-	(2)	5.70
Unvested shares as of March 31, 2022	2,959	$0.52	810	$6.58

The fair value of RSAs and RSUs vested during the three months ended March 31, 2022 and 2021 was $0.3 million and $0.1 million, respectively, and $0.4 million and $0, respectively.

12. Income taxes

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

The Company applies judgment in its determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of March 31, 2022 and December 31, 2021, the Company’s uncertain tax positions were immaterial.

13. Net loss per share

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

The following table summarizes the calculation of basic and diluted net loss per share of common stock:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share amounts)
Net loss	$(31,448)	$(180,617)
Weighted-average number of common shares - basic and diluted	185,955	119,131
Net loss per common share - basic and diluted	$(0.17)	$(1.52)

The following securities were excluded from the computation of net loss per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Options to purchase common stock	24,828	15,781
Unvested restricted common stock	2,959	8,637
Unvested RSUs	810	325
Total	28,597	24,743

14. Employee benefit plan

In January 2019, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. Effective January 2022, the Company matches employee contributions up to four thousand dollars per year.

15. Subsequent events

In April 2022, the Company executed an amendment to its lease for its facility located in South San Francisco, CA to include an additional 32,909 square feet of office and laboratory space. The lease under this amendment has an initial term from April 2022 through April 2030 and includes an option to extend for two additional five-year terms. The Company will be obligated to pay base rent of $25.3 million over the initial term of this lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K as filed with the SEC on March 16, 2022 (2021 Annual Report). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements that are based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of numerous factors, including those set forth in the section titled “Risk Factors.” See also the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We were founded on the belief that engineered cells will be one of the most important transformations in medicine over the next several decades. The burden of diseases that can be addressed at their root cause through engineered cells is significant. We view engineered cells as having the potential to be as therapeutically disruptive as biologics to clinical practice. Our long-term aspirations are to be able to control or modify any gene in the body, to replace any cell that is damaged or missing, and to markedly improve access to cellular and gene-based medicines. We have brought together an experienced group of scientists, engineers, and company builders and combined them with the necessary technologies to move this vision forward. We are developing ex vivo and in vivo cell engineering platforms to revolutionize treatment across a broad array of therapeutic areas with unmet treatment needs, including oncology, diabetes, central nervous system disorders, cardiovascular diseases, and genetic disorders, among others. Our platform progress, broad capabilities, and strong balance sheet enable us to execute on a broad vision, with a goal of submitting our first investigational new drug applications (INDs) in 2022, with the opportunity to file multiple INDs per year beyond 2022.

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
					Beta-thalassemia

We continue to make progress on developing our cell engineering platforms and advancing our product candidates through preclinical development and towards potential IND submissions. Given the depth and breadth of our portfolio, we expect to assess and prioritize our programs on an ongoing basis based on various factors, including internal and external opportunities and constraints, which may result in our decision to advance certain programs ahead or instead of others. As certain of our product candidates advance toward potential IND submissions, we are conducting GLP toxicity studies and establishing necessary scale-up for our manufacturing processes. Our goal is to file INDs in 2022 for our hypoimmune allogeneic CD19 CAR T (SC291) and our in vivo CD19 CAR T (SG295) product candidates. For details regarding our product candidates, see the section titled “Business— Overview” in Part I, Item 1 included in the 2021 Annual Report.

Our ex vivo and in vivo technologies represent an aggregation of years of innovation and technology from multiple academic institutions and companies, including our ex vivo cell engineering programs focused on replacing damaged cells in the heart and certain brain disorders acquired from Cytocardia Inc. and Oscine Corp., respectively, hypoimmune technology licensed from the President and Fellows of Harvard College (Harvard) and The Regents of the University of California, fusogen technology acquired from Cobalt Biomedicines Inc. (Cobalt), and genome editing technology licensed from Beam Therapeutics Inc. (Beam), among others. For details regarding these acquisitions and license and collaboration agreements, see Note 3, Acquisitions and Note 4, License and collaboration agreements, to our consolidated financial statements included in the 2021 Annual Report, as well as the section titled “Business— Key Intellectual Property Agreements” in Part I, Item 1 included in the 2021 Annual Report.

We were incorporated in July 2018, and our operations to date have included developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, acquiring technology, organizing and staffing the company, developing and executing our business plan, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. Our net losses for the three months ended March 31, 2022 and 2021 were $31.4 million and $180.6 million, respectively, and resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations. As of March 31, 2022, we had an accumulated deficit of $816.8 million, which includes non-cash charges of $45.2 million and $102.0 million related to the revaluation of the success payment liabilities and contingent consideration, respectively.

In February 2021, we completed our initial public offering (IPO) and issued 27.0 million shares of our common stock, including 3.5 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price of $25.00 per share and received net proceeds of $626.4 million. Prior to the IPO, we funded our operations from the issuance and sale of our convertible preferred stock, raising an aggregate of $705.5 million in gross proceeds. As of March 31, 2022, we had cash, cash equivalents, and marketable securities of $657.4 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

We anticipate that our expenses and operating losses will increase substantially for the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities if and as we continue to advance our ex vivo and in vivo cell engineering platforms; continue preclinical development of our current and future product candidates and initiate additional preclinical studies; commence clinical studies of our current and future product candidates; establish our manufacturing capabilities, including developing our contract development and manufacturing relationships and building our internal manufacturing facility; acquire and license technologies aligned with our ex vivo and in vivo cell engineering platforms; seek regulatory approval of our current and future product candidates; expand our operational, financial, and management systems; increase personnel, including personnel to support our preclinical and clinical development, manufacturing, and commercialization efforts; continue to develop, grow, prosecute, and defend our intellectual property portfolio; and incur additional legal, accounting, or other expenses in operating our business, including the costs associated with operating as a public company.

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

Acquisitions

We have completed various acquisitions since inception. For details regarding our acquisitions, see the section titled “Business—Key Intellectual Property Agreements” and Note 3, Acquisitions, to our consolidated financial statements included in the 2021 Annual Report.

License and collaboration agreements

We have entered into license and collaboration agreements with various third parties. For details regarding these agreements, see the section titled “Business— Key Intellectual Property Agreements” and Note 4, License and collaboration agreements, to our consolidated financial statements included in the 2021 Annual Report.

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain pre-specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, which include the closing of our IPO and periodically thereafter, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application or new drug application. As of March 31, 2022, a Cobalt Success Payment had not been triggered. A valuation measurement date would also be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. See Note 3, Acquisitions to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date. As of March 31, 2022 and December 31, 2021, the estimated fair value of the Cobalt Success Payment liability was $41.5 million and $88.3 million, respectively, and were recorded in long-term liabilities in the balance sheets. In connection with the change in the estimated fair value of the Cobalt Success Payment, we recognized a gain of $46.8 million, and an expense of $91.8 million, respectively, for the three months ended March 31, 2022 and 2021.

As of March 31, 2022, the estimated fair value of the Cobalt Contingent Consideration was $153.2 million, of which $50.9 million was recorded in short-term liabilities and $102.3 million was recorded in long-term liabilities in the balance sheet. As of December 31, 2021, the estimated fair value of the Cobalt Contingent Consideration was $153.7 million, of which $51.4 million was recorded in short-term liabilities and $102.3 million was recorded in long-term liabilities in the balance sheet. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, we recognized a gain of $0.5 million and an expense of $11.4 million, respectively, for the three months ended March 31, 2022 and 2021. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” and “—Critical accounting policies and significant judgments and estimates—Contingent consideration” in our 2021 Annual Report for more information on the accounting treatment of the Cobalt Success Payment and Cobalt Contingent Consideration.

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. See Note 4, License and collaboration agreements to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more details on the various per share common stock values that trigger a Harvard Success Payment. As of March 31, 2022, a Harvard Success Payment had not been triggered.

Future valuation measurement dates are triggered by certain events, which include dates occurring subsequent to the IPO, the date of the consummation of a merger, an asset sale, the sale of the majority of the shares held by the Company’s Series A convertible preferred stockholders, and the last day of the term of the Harvard Success Payments. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold.

As of March 31, 2022, the estimated fair value of the Harvard Success Payment liability was $6.1 million, which was recorded in long-term liabilities in the balance sheet. As of December 31, 2021, the estimated fair value of the Harvard Success Payment was $14.2 million, of which $5.0 million was recorded in short-term liabilities and $9.2 million was recorded in long-term liabilities in the balance sheet. In connection with the change in the estimated fair value of the Harvard Success Payment liability, we recognized a gain of $8.1 million and an expense of $23.9 million, respectively, for the three months ended March 31, 2022 and 2021.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” in our 2021 Annual Report for more information on the accounting treatment of the Harvard Success Payments.

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

Research and development activities account for a significant portion of our operating expenses. We anticipate that our research and development expenses will increase for the foreseeable future as we expand our research and development efforts, including by expanding the capabilities of our cell engineering platforms, identifying product candidates, completing existing preclinical studies and commencing new preclinical studies, commencing clinical trials, establishing internal and external manufacturing capabilities, seeking regulatory approval of our product candidates, and incurring costs to acquire and license technologies aligned with our goal of translating engineered cells to medicines. A change in the outcome of any of these factors could result in a significant change in the costs and timing associated with the development of our product candidates.

Research and development related success payments and contingent consideration

Research and development related success payments and contingent consideration include the change in the estimated fair value of our Cobalt Success Payment and Harvard Success Payment liabilities and Cobalt Contingent Consideration liability. The expense or gain associated with our research and development related success payments and contingent consideration is unpredictable, including because our success payments are based, in part, on our common stock price and market capitalization at the end of each reporting period, and may continue to vary significantly from quarter to quarter and year to year due to changes in the assumptions used in the calculations.

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

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$72,689	$41,880	$30,809
Research and development related success payments and contingent consideration	(55,438)	127,050	(182,488)
General and administrative	14,434	11,821	2,613
Total operating expenses	31,685	180,751	(149,066)
Loss from operations	(31,685)	(180,751)	149,066
Interest income, net	339	121	218
Other income (expense), net	(102)	13	(115)
Net loss	$(31,448)	$(180,617)	$149,169

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Personnel	$28,403	$17,234	$11,169
Research, development, and laboratory	22,497	13,389	9,108
Facility and other allocated costs	14,604	9,286	5,318
Acquisition and licensing of technology	6,241	1,293	4,948
Other	944	678	266
Total research and development expense	$72,689	$41,880	$30,809

Research and development expense was $72.7 million and $41.9 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $30.8 million was primarily due to:

•

an increase of $11.2 million in personnel-related expenses, including an increase in non-cash stock-based compensation of $3.0 million, which was attributable to an increase in headcount to expand our research and development capabilities;

•	an increase of $9.1 million in research, development, and laboratory costs, including third-party manufacturing costs, laboratory supplies, and other external research expenses;
•	an increase of $5.3 million in facility and allocated costs, including rent, depreciation, and allocated overhead costs; and

•	an increase of $4.9 million related to licensing technology for our CD22 and BCMA programs.

Research and development related success payments and contingent consideration

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the for the periods presented:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Success payments	$(54,910)	$115,657	$(170,567)
Contingent consideration	(528)	11,393	(11,921)
Total research and development related success payments and contingent consideration	$(55,438)	$127,050	$(182,488)

For the three months ended March 31, 2022 and 2021, we recognized a non-cash gain of $55.4 million and a non-cash expense of $127.1 million, respectively, for the changes in the estimated fair value of research and development related success payments and contingent consideration. The change in the estimated fair value of our Cobalt Success Payment and Harvard Success Payment liabilities in aggregate was a gain of $54.9 million for the three months ended March 31, 2022 compared to an expense of $115.7 million for the same period in 2021. The change in the estimated fair value of the success payment liabilities was due to changes in our market capitalization and common stock price during the relevant periods. The change in the estimated fair value of the Cobalt Contingent Consideration was a gain of $0.5 million for the three months ended March 31, 2022 compared to an expense of $11.4 million for the same period in 2021. The change in the estimated fair value of the Cobalt Contingent Consideration was primarily due to scientific progress toward the achievement of milestones during the relevant periods.

General and administrative Expenses

General and administrative expenses were $14.4 million and $11.8 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $2.6 million was primarily due to increased personnel-related expenses of $2.0 million, including non-cash stock-based compensation of $0.6 million, primarily attributable to an increase in headcount to build our infrastructure.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of March 31, 2022, we had $657.4 million in cash, cash equivalents, and marketable securities. To date we have raised an aggregate of approximately $1.3 billion in net proceeds from our IPO and private placements of our convertible preferred stock. Since our inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(77,709)	$(49,913)
Investing activities	12,545	49,091
Financing activities	652	626,703
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(64,512)	$625,881

Operating activities

During the three months ended March 31, 2022, net cash used in operating activities was $77.7 million, consisting primarily of our net loss of $31.4 million, partially offset by the change in our net operating assets and liabilities of $3.4 million and non-cash adjustments of $42.9 million. The non-cash adjustments of $42.9 million consisted of a gain of $54.9 million for revaluation of our success payment liabilities, non-cash stock-based compensation expense of $7.8 million, depreciation expense of $3.6 million, and other non-cash adjustments of $0.6 million.

During the three months ended March 31, 2021, net cash used in operating activities was $49.9 million, consisting primarily of our net loss of $180.6 million and the change in our net operating assets and liabilities of $3.1 million, partially offset by non-cash adjustments of $133.8 million. The non-cash adjustments of $133.8 million consisted primarily of $115.7 million for revaluation of our success payment liabilities, $11.4 million for revaluation of contingent consideration, non-cash stock-based compensation expense of $4.2 million, depreciation expense of $2.2 million, and other non-cash adjustments of $0.3 million.

Investing activities

During the three months ended March 31, 2022 and 2021, cash provided by investing activities was $12.5 million, and $49.1 million, respectively. This consisted primarily of net purchases and maturities of marketable securities of $20.0 million and $55.5 million, respectively, and purchases of property and equipment of $7.5 million and $6.4 million, respectively.

Financing activities

During the three months ended March 31, 2022, cash provided by financing activities was $0.7 million, consisting primarily of proceeds from the 2021 ESPP and exercise of stock options. During the three months ended March 31, 2021, cash provided by financing activities was $626.7 million, consisting primarily of net proceeds from our IPO of $626.4 million.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of March 31, 2022:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$20,428	$43,464	$38,270	$77,895	$180,057

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of March 31, 2022 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 of our 2021 Annual Report for more information about these payment obligations.

We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock, pursuant to the terms and conditions in the Cobalt acquisition agreement, and up to an aggregate of $175.0 million in success payments to Harvard, payable in cash. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” in our 2021 Annual Report and Note 4, License and collaboration agreements, to our condensed consolidated financial statements located elsewhere in this Quarterly Report for more information on these success payments. As of March 31, 2022, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain, and therefore any related payments are not included in the table above.

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

Critical accounting policies and significant judgements and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies used in preparation of these condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are consistent with those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates” in our 2021 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our common stock price.

Interest Rate Risk

As of March 31, 2022, we had cash, cash equivalents, and restricted cash of $197.3 million, which consisted of bank deposits and money market funds. We also had marketable securities of $468.9 million as of March 31, 2022. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. We had no debt outstanding as of March 31, 2022.

Market capitalization and common stock price sensitivity

We agreed to make a success payment to Cobalt, payable in cash or stock, based on our market capitalization, and success payments to Harvard in cash based on increases in the per share fair market value of our common stock.

As of March 31, 2022, the estimated fair value of the success payment liabilities was $47.6 million. For the three months ended March 31, 2022, we recorded a gain of $54.9 million related to the aggregate change in the estimated fair value of our success payment liabilities.

Changes in our market capitalization and the fair value of our common stock as of each balance date may have a relatively large change in the estimated valuation of the success payment liabilities and resulting expense or gain. See Item 1A. Risk Factors included in this Quarterly Report for a sensitivity analysis showing the impact that a hypothetical change in our market capitalization and common stock value would have had on our results for the year ended March 31, 2022.

Foreign Currency

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and laboratory consumables. We believe that inflation has not had a material effect on our financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may in the ordinary course of business face various claims brought by third parties, and we may make claims or take legal action to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations, cash flows, or financial position. Additionally, any such claims, whether successful or not, could damage our reputation and business.

Item 1A. Risk Factors

Investing in shares of our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Quarterly Report, including our financial statements and related notes included elsewhere in this Quarterly Report, before making an investment decision. The risks described below are not the only ones facing us. Moreover, we may have already experienced the circumstances described in one or more of the risk factors described below. Many of the following risks and uncertainties are, and will continue to be, exacerbated by the ongoing COVID-19 pandemic and any worsening of the global geopolitical, business, and economic environment. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, reputation, or results of operations. In such a case, the trading price of shares of our common stock could decline, and you may lose all or part of your investment.

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

•

While we believe our pipeline will yield multiple investigational new drug applications (INDs), we may not be able to submit INDs to commence clinical trials on the timelines we expect, and even if we are able to submit INDs, the United States Food and Drug Administration (FDA) may not permit us to proceed with clinical trials.

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
•

The use of human stem cells exposes us to a number of risks in the development of our human stem cell-derived products, including an inability to obtain suitable donor material from eligible and qualified human donors, restrictions on the use of human stem cells, as well as the ethical, legal, and social implications of research using stem cells, any of which could prevent us from completing the development of or commercializing and gaining acceptance for our products derived from human stem cells.

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

•

Our future clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates, including any future product candidates, which would prevent, delay, or limit the scope of regulatory approval and commercialization of such product candidates.

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

•

The manufacture of our product candidates is complex. We or our third-party contract development and manufacturing organizations (CDMOs) may encounter difficulties in production, which could delay or entirely halt our or their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.

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

•

Our internal computer systems, or those used by our third-party research institution collaborators, contract research organizations (CROs), CDMOs, or other contractors or consultants, may fail or suffer security breaches.

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

We are seeking to identify and develop a broad pipeline of product candidates using our ex vivo and in vivo cell engineering platforms. We have not commenced clinical trials for any product candidates developed with these platforms. The scientific research that forms the basis of our efforts to develop product candidates with our platforms is still ongoing. We are not aware of any FDA-approved therapeutics that utilize fusogen technology or that are cell products derived from pluripotent stem cells (PSCs). Further, the scientific evidence that supports the feasibility of developing therapeutic treatments based on our platforms is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. For example, we have not tested our cell engineering platforms on all pluripotent and differentiated cell types or in all microenvironments, and results from one cell type or microenvironment may not translate into other cell types or microenvironments. In addition, our current gene editing approaches rely on novel gene editing reagents that may have unanticipated or undesirable effects or prove to be less effective than we expect. Also, we have not tested any of the product candidates that we are developing using our cell engineering platforms in humans, and our current data is limited to animal models and preclinical cell lines, the results of which may not translate into humans. Further, relevant animal models and assays may not accurately predict the safety and efficacy of our product candidates in humans, and we may encounter significant challenges creating appropriate models and assays for demonstrating the safety and purity of our product candidates.

In addition, our hypoimmune and fusogen technologies have potential safety risks, including those related to genotoxicity associated with the delivery of genome-modifying payloads. For example, DNA sequences that randomly integrate into a cell’s DNA may increase risk for or cause certain cancers. Alternatively, gene-editing approaches may edit the genome at sites other than the intended DNA target or cause DNA rearrangements, each of which may have oncogenic or other adverse effects. PSC-derived cell products may have potential safety risks related to genomic variations that have been observed during passage (i.e., amplification) and differentiation of pluripotent cell lines. We cannot always predict the types and potential impact of these genomic changes, including whether certain changes are or may eventually be harmful. Accordingly, it may be difficult for us to conduct the level of testing and development of assays necessary to ensure the safety of our PSC-derived cell product candidates in humans. These risks related to genetic variation are also relevant to our product candidates created from donor-derived cells. Additionally, our stem cell-based product candidates have potential safety risks that may result from insufficient cell differentiation and lead to oncogenic transformations or other adverse effects. As a result, it is possible that safety events or concerns could negatively affect the development of our product candidates, including by adversely affecting patient enrollment in future clinical trials of our product candidates among the patient populations that we intend to treat.

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

Additionally, a key element of our strategy is to use and expand our ex vivo and in vivo cell engineering platforms to build a pipeline of product candidates and advance those product candidates through clinical development for the treatment of a variety of different types of diseases. Although our research and development efforts to date have been focused on identifying a pipeline of product candidates directed at various disease types, we may not be able to develop product candidates that are safe and effective. Even if we are successful in building our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including if they are shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. If we do not successfully develop, obtain approval for, and commercialize any of our current or future product candidates, we will face difficulty in generating or be unable to generate product revenue in future periods, which could result in significant harm to our financial position and adversely affect our share price.

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

The successful development of our product candidates will depend on numerous factors, including the following:

•

our successful and timely completion of preclinical studies and clinical trials for which the FDA and any comparable foreign regulatory authorities agree with the design, endpoints, and implementation;

•	the sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•	our receipt of regulatory approvals or authorizations to conduct future clinical trials;
•	our ability to timely and successfully initiate, enroll patients in, and complete clinical trials;
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

While we believe our pipeline will yield multiple INDs, we may not be able to submit INDs to commence clinical trials on the timelines we expect, and even if we are able to submit INDs, the FDA may not permit us to proceed with clinical trials.

We expect our pipeline to yield multiple INDs beginning as early as 2022, including INDs for our allogeneic CAR T cell product candidates from our ex vivo cell engineering platform and our fusosome CAR T product candidates from our in vivo cell engineering platform. We cannot be sure that, following our submission of an IND, the FDA or comparable foreign regulatory authorities will allow our clinical trials to begin, or that, once begun, issues will not arise that require suspension or termination of such clinical trials. The manufacturing of our product candidates, including our CAR T ex vivo cell engineering product candidates, remains an emerging and evolving field. Accordingly, we expect topics relating to chemistry, manufacturing, and controls, including product specifications, will be a focus of IND reviews, which may delay the clearance of INDs that we submit. Additionally, even if applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or comparable foreign submission, such regulatory authorities may change their requirements in the future, which could require us to make costly changes to and delay the conduct of our clinical trials or require suspension or termination of such trials entirely.

We may not realize the benefits of technologies that we have acquired, or will acquire in the future, or other strategic transactions that we have consummated or will consummate.

Our ex vivo and in vivo cell engineering technology represents an aggregation of years of innovation and technology from multiple academic institutions and companies, including our fusogen technology that we acquired from Cobalt Biomedicine, Inc. (Cobalt), our ex vivo cell engineering programs focused on replacing damaged cells in the heart and certain brain disorders that we acquired from Cytocardia Inc. (Cytocardia) and Oscine Corp. (Oscine), respectively, hypoimmune technology that we licensed from the President and Fellows of Harvard College (Harvard) and The Regents of the University of California (UCSF), and gene editing technology that we licensed from Beam Therapeutics Inc., among others. Further, a key component of our strategy is to acquire and in-license technologies to support our mission of using engineered cells as medicines. As such, we actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products, or technologies, as well as pursue joint ventures or investments in complementary businesses. The level of success of these strategic transactions, including any future strategic transactions, will depend on the risks and uncertainties involved, including:

•	unanticipated liabilities related to acquired companies or joint ventures;
•	difficulty integrating acquired personnel, technologies, and operations into our existing business;
•	difficulty retaining key employees, including of any acquired businesses;
•	diversion of management time and focus from operating our business to management of acquisition and integration efforts, strategic alliances or collaborations, or joint venture challenges;
•	increases in our expenses and reductions in our cash available for operations and other uses;
•	higher than expected collaboration, acquisition, or integration costs;
•	disruption in our relationships with collaborators, key suppliers, manufacturers, or customers as a result of such transactions;
•	incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs;
•	possible write-offs of assets, goodwill or impairment charges, or increased amortization expenses relating to acquired businesses or joint ventures;
•	difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business with our own; and
•	challenges resulting from the COVD-19 pandemic that make it more difficult to integrate acquired businesses into our business.

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

In instances where we enter into collaborations, we could be subject to the following risks, each of which may materially harm our business, commercialization prospects, and financial condition:

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

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property rights or proprietary information or expose us to potential liability;

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

•

collaborators may own or co-own intellectual property rights covering our products that result from our collaboration, and in such cases, we may not have an exclusive right to commercialize the product candidates covered by such intellectual property rights;

•

we and our collaborators may disagree regarding the development plan for a product candidate with respect to which we are collaborating, including, for example, with respect to target indications, inclusion or exclusion criteria for a clinical trial, or the decision to seek approval as front line therapy versus second-, third-, or fourth-line therapy;

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

If our strategic collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration or the research, development, and commercialization of the product that is the subject of the collaboration may be delayed. Moreover, our estimates of the potential revenue we are eligible to receive under our strategic collaborations may include potential payments related to therapeutic programs for which our collaborators have discontinued development or may discontinue development in the future. If we are unable to enter into strategic collaborations, or if any of the other events described in this paragraph occur after we enter into a collaboration, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

If we license products or acquire businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. In addition, the success of our collaborations or other transactions may be negatively affected, including as a result of delays in timelines, if the ongoing COVID-19 pandemic materially adversely impacts our or the counterparty’s operations. We also cannot be certain that, following execution of a strategic transaction, we will achieve the revenue or specific net income that justifies such a transaction or the other anticipated benefits that led us to enter into the arrangement.

Our ability to develop our cell engineering platforms and product candidates and our future growth depends on retaining our key personnel and recruiting additional qualified personnel.

Our success depends upon the continued contributions of our key management, scientific, and technical personnel, many of whom have been instrumental for us and have substantial experience with our cell engineering platforms and their underlying technologies and related product candidates. Given the specialized nature of our ex vivo and in vivo cell engineering and the fact that we are operating in novel and emerging fields, there is an inherent scarcity of personnel with the requisite experience to fill the roles across our organization. As we continue developing our product candidates and building our pipeline, we will require personnel with medical, scientific, or technical qualifications specific to each program. The loss of key managers and senior scientists could delay our research and development activities. Despite our efforts to retain valuable employees, members of our management, scientific, and development teams may terminate their employment with us at any time, sometimes on short notice. Although we have employment agreements with certain of our key employees, all of our employees are at-will employees, which means that they could leave our employment at any time, with or without notice. If our retention efforts are unsuccessful now or in the future, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business.

Further, certain of our key employees, including Drs. Terry Fry, Steve Goldman, and Chuck Murry, retain partial employment at academic institutions. Dr. Goldman currently devotes approximately 60% of his time to the University of Rochester and the University of Copenhagen, Dr. Murry currently devotes approximately 25% to his time to the University of Washington, and Dr. Fry currently devotes approximately 25% of his time to the University of Colorado. We may in the future have other employees that have similar employment arrangements. These arrangements expose us to the risk that these individuals return to their academic positions full-time or devote less of their attention to us than is optimal, and potentially expose us to claims of intellectual property ownership or co-ownership by the respective academic institutions.

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

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of gene and cell therapy products often encounter difficulties in production, particularly in scaling up, scaling out, validating initial production, ensuring the absence of contamination, and ensuring process robustness after initial production. These include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, and shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. As a result of the complexities involved in biopharmaceutical manufacturing, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds and the manufacturing process is less reliable and is more difficult to reproduce, and this is particularly true with respect to our product candidates. The application of new regulatory guidelines or parameters, such as those related to control strategy testing, may also adversely affect our ability to manufacture our product candidates in a compliant and cost-effective manner or at all.

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

A key part of our strategy is operating our own manufacturing facility. Accordingly, in July 2021, we entered into a long-term lease to establish and operate our own current good manufacturing practices (cGMP) manufacturing facility to support our late-stage clinical development and early commercial product candidates across our product portfolio, including with respect to the production of allogeneic CAR T cells, viral vectors, and PSC-derived products. We expect that it will take several years before we are able to begin manufacturing our product candidates at this facility, if we are able to do so at all. Designing and building out our manufacturing facility will be time-consuming and require significant resources, including a reallocation of certain of our existing financial, human, and other resources, including the time and attention of our senior management. In addition, given the volatility in the costs of building materials, building out our manufacturing facility may be more expensive than we expect. We do not have experience as a company in developing a manufacturing facility, and we may experience unexpected costs or delays or be unsuccessful in developing our internal manufacturing capability in time to support registration-enabling clinical trials of our product candidates or at all. In order to build out the facility, we will need to engage third-party service providers and obtain equipment and third-party technology necessary to manufacture our product candidates at the facility; however, we may not be able to negotiate agreements with third parties or access necessary technologies on commercially reasonable terms or at all. Moreover, there is no guarantee that the industrial space that we are leasing to develop our manufacturing facility will not change ownership over the term of the lease or be subject to additional zoning or other restrictions, and that, in such an event, we will be able to continue to build or operate the facility without further delay or cost. In addition, operating our facility will require us to continue to hire and retain experienced scientific, quality control, quality assurance, and manufacturing personnel. As described elsewhere in these Risk Factors, competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and if we fail to attract qualified personnel or retain and motivate our current personnel, we will not be able to operate our facility, and our business and future growth prospects would be harmed.

Until we are able to begin manufacturing our product candidates at our facility, we will rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. Once we have completed the build-out of our manufacturing facility, we will be required to transition manufacturing processes and know-how of certain of our product candidates from our CDMOs to our facility. To date, we and our CDMOs have limited experience in the technology transfer of manufacturing processes. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to our facility may require utilization of new or different processes to meet the requirements of our facility. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We will not know with certainty whether all relevant know-how and data has been adequately incorporated into the manufacturing process being conducted at our facility until the completion of studies and evaluations intended to demonstrate the comparability of material previously produced by our CDMOs with that generated by our facility.

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

Furthermore, if contaminants are discovered in our supply of product candidates or in our manufacturing facility, or any future manufacturing facilities, such supply may have to be discarded and our manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot guarantee that any stability or other issues relating to the manufacture of our product candidates will not occur in the future. We may be unable to manufacture our product candidates if we fail to meet regulatory requirements and may be unable to scale up or scale out our manufacturing to meet market demand. Any failure or delay in the development of our manufacturing capabilities could adversely impact the development and potential commercialization of our product candidates.

We may encounter difficulties in managing our growth as we continue to expand our development and regulatory capabilities, which could disrupt our operations.

We have experienced rapid growth since our inception in July 2018. As of March 31, 2022, we had 420 full-time employees and three part-time employees. We expect continued growth in the number of our employees and the scope of our operations, particularly as we advance our IND-enabling studies, establish regulatory, quality, and clinical operations, and continue to establish supply chain logistics and manufacturing. To manage our anticipated future growth, we plan to continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the complexity involved in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, we have limited experience in managing the manufacturing processes necessary for making cell and gene therapies. The expansion of our operations will be costly and may divert our management and business development resources. For example, members of management will have significant added responsibilities in connection with effecting and managing our growth, including identifying, recruiting, integrating, maintaining, and motivating current and future employees, effectively managing our internal development efforts, including the clinical and regulatory (e.g., FDA) review process, while complying with our contractual obligations to third parties, and maintaining and improving our operational, financial, and management controls, reporting systems, and procedures. In addition, as we grow, we may be required to rely more heavily on third-party service providers, advisors, and consultants to provide certain services, including strategic, financial, business development, and research and development services, as well as those relating to certain aspects of our regulatory approval affairs and manufacturing activities. We cannot guarantee that such third parties will be available to us on a timely basis when needed, or that we will be able to find and engage qualified replacements if required. Our inability to successfully manage our growth could delay the execution of our business plans or disrupt our operations.

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

The use of human stem cells exposes us to a number of risks in the development of our human stem cell-derived products, including an inability to obtain suitable donor material from eligible and qualified human donors, restrictions on the use of human stem cells, as well as the ethical, legal, and social implications of research on the use of stem cells, any of which could prevent us from completing the development of or commercializing and gaining acceptance for our products derived from human stem cells.

We use human stem cells in our research and development, including induced PSCs (iPSCs) and embryonic stem cells (ESCs), and one or more of our ex vivo cell engineering product candidates may be derived from human stem cells. The use of such cells in our research, or as starting cell lines in the manufacture of one or more of our product candidates, exposes us to numerous risks. These risks include difficulties in securing sufficient and viable stem cells as starting material, recruiting patients for our future clinical trials, as well as managing a multitude of legal and regulatory restrictions on the sourcing and use of these cells. In particular, in some states, use of embryonic tissue as a source of stem cells is prohibited and many research institutions have adopted policies regarding the ethical use of human embryonic tissue. If these policies or restrictions have the effect of limiting the scope of research we can conduct using stem cells, our ability to develop our ex vivo cell engineering product candidates may be significantly impaired, which could have a material adverse effect on our business. Further, the use of stem cells generally, and embryonic stem cells in particular, has social, legal, and ethical implications. Certain political and religious groups continue to voice opposition to the use of human stem cells in drug research, development, and manufacture. Adverse publicity due to ethical and social controversies surrounding the use of stem cells could lead to negative public opinion, difficulties enrolling patients in our clinical trials, increased regulation, and stricter policies regarding the use of such cells, which could harm our business and may limit market acceptance of any of our product candidates that may receive regulatory approval. In addition, clinical experience with stem cells, including iPSCs and ESCs, is limited. We are not aware of any products that utilize iPSCs or ESCs as a starting material that have received marketing approval from the

FDA or a comparable foreign regulatory authority. Therefore, patients in our clinical trials may experience unexpected side effects, and we may experience unexpected regulatory delays prior to or after regulatory approval, if approval were to be granted.

Furthermore, manufacturing and development of our ex vivo stem cell-derived and allogeneic T cell-derived product candidates will require that we obtain suitable donor material from eligible and qualified human donors. If we are unable to obtain sufficient quantities of suitable donor material, or if we are unable to obtain such material in a timely manner, we may experience delays in manufacturing our ex vivo product candidates, which would harm our ability to conduct future clinical trials for or to commercialize these product candidates. Moreover, if the consent, authorization, or process for the donation of those materials is not obtained or conducted in accordance with applicable legal, ethical, and regulatory requirements, we could face delays in the clinical testing and approval of these product candidates, or, potentially, we could face claims by such human donors, which could expose us to damages and reputational harm.

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

Potential disruptions to our preclinical development efforts resulting from the ongoing COVID-19 pandemic may include the following:

•

delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff, limited or no access to animal facilities, and unforeseen circumstances at our CROs and vendors;

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
•

limitations on employee resources that would otherwise be focused on the conduct of our clinical trial-related activities, including because of illness of employees or their families or the desire of employees to avoid contact with large groups of people; and

•

additional delays, difficulties, or interruptions as a result of current or future shutdowns or other restrictions imposed in response to the COVID-19 pandemic in countries where we or our service providers operate.

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

We are required to submit an IND to the FDA with respect to each product candidate prior to commencing a clinical trial for such product candidate. While we plan to submit INDs for each of our product candidates, we may not be able to submit such INDs in accordance with our expected timelines for various reasons, including due to:

•	manufacturing delays, including due to challenges associated with scaling up our manufacturing processes and developing and validating assays;
•	delays in our IND-enabling preclinical studies; or
•	feedback from the FDA that requires us to conduct additional testing or change the design of a planned clinical trial prior to submitting such IND.

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
•

safety or tolerability concerns relating to the product candidate being tested that could cause us or governmental authorities, as applicable, to suspend or terminate a clinical trial, including if participants are being exposed to unacceptable health risks or experiencing undesirable side effects or there are other unfavorable characteristics of the product candidate, or if there is evidence that potential undesirable side effects or risks may be associated with another therapeutic or therapeutic candidate being developed by us or a third party and regulators deem our product candidate to have the potential for comparable side effects or risks as such therapeutic or therapeutic candidate because of biologic, mechanistic, sourcing, or other similarities;

•	the failure of third-party research contractors to comply with regulatory requirements or meet their contractual obligations in a timely manner or at all;
•	changes in regulatory requirements, policies, and guidelines;
•	inability to manufacture sufficient quantities of a product candidate for use in clinical trials;
•

the quality or stability of a product candidate falling below acceptable standards, or failure to manufacture product candidates in accordance with cGMP and other applicable laws, regulations, and guidelines;

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

In addition, disruptions caused by the ongoing COVID-19 pandemic, to the extent it is still ongoing when we initiate our planned clinical trials, may increase the likelihood that we encounter difficulties or delays in initiating, enrolling, conducting, or completing such clinical trials, as described elsewhere in these Risk Factors.

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

Clinical trials must be conducted in accordance with the FDA and comparable foreign regulatory authorities’ legal requirements, regulations, and guidelines and are subject to oversight by these governmental authorities and IRBs or Ethics Committees at the medical institutions where the clinical trials are conducted. We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or Ethics Committees of the institutions at which such trial is being conducted, by the Data Review Committee or Data Safety Monitoring Board for such trial, or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination, including following an inspection of clinical trial operations or a clinical trial site, for a number of reasons, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from use of the product candidate being tested, or changes in governmental regulations or administrative actions. In addition, such authorities may impose a clinical hold on a product candidate due to unforeseen safety issues or adverse side effects that may be associated with another therapeutic or therapeutic candidate being developed by us or a third party if regulators deem our product candidate to have the potential for comparable side effects or risks as such therapeutic or therapeutic candidate because of biologic, mechanistic, sourcing, or other similarities. If we experience delays in completing, or are required to terminate, any clinical trial of our product candidates, the commercial prospects of the relevant product candidates will be harmed, and our ability to generate product revenues from these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, delay our ability to obtain regulatory approval for the relevant product candidate, and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates, which may impair our ability to commercialize our product candidates and harm our business and results of operations.

Furthermore, as described elsewhere in these Risk Factors, we will rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials in compliance with good clinical practices (GCP) requirements. While we will enter into agreements governing their conduct, we will have limited influence over their actual performance. To the extent the CROs and clinical trial sites fail to timely and successfully enroll patients in our clinical trials, fail to conduct such clinical trials in accordance with GCP, or experience significant delays in the execution of trials, including delays in achieving full enrollment or clinical trial data collection and analysis, we may experience program delays, incur additional costs, or both, which may harm our business. In addition, we may experience delays and incur additional costs with respect to clinical trials that we conduct in countries outside the United States, including as a result of increased shipment and distribution costs, compliance with additional regulatory requirements, and the engagement of non-United States CROs, and may also be exposed to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening, and medical care.

Our future clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates, including any future product candidates, which would prevent, delay, or limit the scope of regulatory approval and commercialization of such product candidates.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects associated with our product candidates. In such an event, clinical trials of such product candidates could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of such product candidates for any or all targeted indications. The occurrence of such side effects could negatively affect our ability to recruit and enroll patients in our clinical trials, or the ability of enrolled patients to complete the clinical trials or result in product liability claims. Any of these occurrences could significantly harm our business, financial condition, and prospects.

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

Interim, topline, or preliminary data from our preclinical studies or future clinical trials that we may announce or publish from time to time may change as more data become available or as we make changes to our manufacturing processes. These data are subject to audit and verification procedures that could result in material changes in the final data.

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

The manufacture of our product candidates is complex. We or our CDMOs may encounter difficulties in production, which could delay or entirely halt our or their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.

Our product candidates are considered to be biologics, and the process of manufacturing biologics is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. In July 2021, we entered into a long-term lease to establish and operate our own cGMP manufacturing facility to support our late-stage clinical development and early commercial product candidates across our product portfolio. However, we expect that it will take several years before we are able to begin manufacturing our product candidates at this facility, if at all. We currently rely, and expect for some period of time to continue to rely, on CDMOs for the manufacture of our product candidates for preclinical and clinical studies. To date, we and our CDMOs have limited experience in manufacturing of cGMP batches of our product candidates. Our CDMOs and, once we begin to operate our manufacturing facility, we, must comply with cGMPs and other regulations and guidelines applicable to the manufacturing of biologics for use in clinical trials and, if approved, commercial sale. To date, we have not scaled the manufacturing processes with respect to our product candidates for later-stage clinical trials and commercialization. Larger-scale manufacturing will require the development of new processes, including for the removal of impurities that are a normal byproduct of the manufacturing process. The nature of our product candidates requires the development of novel manufacturing processes and analytical technologies, which could cause delays in the scaling of manufacturing, as well as greater costs that could negatively impact the financial viability of our product candidates. We cannot be sure that the manufacturing processes employed by our CDMOs or the technologies that our CDMOs incorporate into our manufacturing processes will result in viable or scalable yields of ex vivo and in vivo cell engineering product candidates that will be safe and effective and, if approved, meet market demand.

Once we have completed the build-out of our manufacturing facility, we will be required to transition manufacturing processes and know-how of certain of our product candidates from our CDMOs to our facility. To date, we and our CDMOs have limited experience in the technology transfer of manufacturing processes. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to our facility may require utilization of new or different processes to meet the requirements of our facility. We may also need to conduct additional studies to support the transfer of certain manufacturing processes and process improvements. We will not know with certainty whether all relevant know-how and data have been adequately incorporated into the manufacturing process being conducted at our facility until the completion of studies and evaluations intended to demonstrate the comparability of material previously produced by our CDMOs with that generated by our facility.

The process of manufacturing our biologic product candidates is extremely susceptible to product loss due to contamination, equipment failure, or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, this could lead to withdrawal of our products from clinical trials and, if approved, the market, and such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Moreover, if the FDA or comparable foreign regulatory authorities determine that we or our CDMOs are not in compliance with applicable laws and regulations, including cGMPs, the FDA or comparable foreign regulatory authority may not approve a biologics license application (BLA) or comparable foreign marketing authorization until the deficiencies are corrected or we replace the manufacturer in our applications with a manufacturer that is in compliance. If we or our CDMOs fail to comply with applicable regulatory requirements, we may ultimately be unable to manufacture our product candidates.

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

Manufacturing our product candidates is highly complex and requires sourcing of specialty materials. Many of the risks associated with the complexity of manufacturing our final product candidates are applicable to the manufacture and supply of the raw materials required to make such product candidates. In particular, these raw materials are subject to inconsistency in yields, variability in characteristics, contamination, difficulties in scaling the production process, and defects. Similar minor deviations in the manufacturing process for these raw materials could result in supply disruption and reduced production yields for our final product candidates. In addition, we rely on third parties for the supply of these materials, which exposes us to risks associated with dependence on third parties, as described elsewhere in these Risk Factors.

We must obtain suitable donor material from eligible and qualified donors for the manufacture of product candidates from our ex vivo cell engineering platform. We may not be able to obtain sufficient quantities donor material in a timely manner or at all, including if we are unable to find donors who meet the eligibility criteria or as a result of geo-political, economic, and other factors beyond our control, including the ongoing COVID-19 pandemic, that may prevent individuals from donating blood. If we are unable to obtain sufficient quantities of suitable donor material, or if we are unable to obtain such material in a timely manner, we may experience delays in manufacturing our ex vivo product candidates, which would harm our ability to conduct future clinical trials of or to commercialize these product candidates.

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

For some of these reagents, materials, and equipment, we rely and may in the future rely on sole source vendors or a limited number of vendors. We may be unable to continue to source reagents, materials, or equipment from any of these suppliers for various reasons, including due to regulatory actions or requirements affecting a supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demand from other customers and supply limitations, or quality issues. Additionally, due to global geo-political, economic, and other factors beyond our control, including the ongoing COVID-19 pandemic, there has been, and there may continue to be, a shortage of key materials and equipment that are necessary to manufacture our product candidates, including certain consumables such as bags, flasks, and pipette tips, which could affect our or our CDMOs’ ability to obtain the materials and equipment necessary to manufacture our product candidates. If any of the foregoing events were to occur, we may experience delays in manufacturing our product candidates, which would harm our ability to conduct future clinical trials and, if approved, commercialize our product candidates and generate product revenues in a timely manner or at all.

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

Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to participate in our trials, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Moreover, enrolling patients in clinical trials for diseases in which there is an approved standard of care is challenging, as patients will first receive the applicable standard of care, and many patients who respond positively to the standard of care do not enroll in clinical trials. This may limit the number of eligible patients who have the potential to benefit from our product candidates and could extend development timelines or increase costs for our programs. Patients who fail to respond positively to the standard of care treatment would be eligible for clinical trials of our product candidates. However, treatment with prior regimens may render our product candidates less effective in clinical trials.

Because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct at least some of our clinical trials at the same clinical trial sites as those used by our competitors, which will reduce the number of patients available to participate in our clinical trials at such clinical trial sites.

Patient enrollment in clinical trials depends on many factors, including:

•	the size and nature of the patient population;
•	the severity of the disease under investigation;
•	eligibility criteria for the trial;
•	the proximity of patients to clinical sites;

•	the design of the clinical protocol;
•	the ability to obtain and maintain patient consents;
•	the perceived risks and benefits of the product candidate under evaluation, including any perceived risks associated with stem cell-derived product candidates;
•	the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	the risk that enrolled patients will drop out of the trial before administration of our product candidate or trial completion;
•	the availability of competing clinical trials;
•	the availability of patients during the ongoing COVID-19 pandemic;
•	the availability of new drugs approved for the indication the clinical trial is investigating; and
•	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies.

These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. Delays in the completion of any clinical trial we may conduct will increase our costs, slow down the development and approval process, and delay or potentially jeopardize our ability to commence product sales and generate revenue for the relevant product candidate. In addition, some of the factors that may cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

In addition, the FDA and comparable foreign regulatory authorities require that our product candidates be manufactured according to cGMP requirements and similar foreign standards relating to methods, facilities, and controls used in the manufacturing, processing, and packing of the product candidate, which are intended to ensure that biological products are safe and that they consistently meet applicable requirements and specifications.

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

There is a limited number of third parties, including service providers and clinical trial sites, that specialize or have the expertise required to achieve our business objectives. If any of our relationships with these third parties, including laboratories, CROs, or clinical trial sites, terminate, we may not be able to enter into arrangements with alternative third parties or to do so in a timely manner or on commercially reasonable terms. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our preclinical or clinical protocols, regulatory requirements, or for other reasons, our preclinical or clinical trials may be extended, delayed, or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed. Switching from existing service providers or clinical trial sites, or adding additional service providers or clinical trial sites, involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new service provider commences work. As a result, delays can occur, which may materially impact our ability to meet our desired development, including clinical development, timelines. Additionally, service providers may lack the capacity to absorb higher workloads or take on additional capacity to support our needs. Though we carefully manage our relationships with these service providers, including our contracted laboratories and CROs, there can be no assurance that we will not encounter these types of challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

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

In the future, we expect to enter into additional license agreements. For example, with respect to our ex vivo cell engineering platform relying on hypoimmune technology, we have licensed certain intellectual property from Harvard, UCSF, and Washington University. Additionally, we acquired our in vivo cell engineering platform, which is based on fusogen technology, from Cobalt, which included several license agreements and options-to-license, as well as our glial progenitor cell and cardiomyocyte programs from Oscine and Cytocardia, respectively, both of which came with in-licenses. These license and acquisition agreements impose, and we expect that future license and acquisition agreements will impose, various diligence, milestone and royalty payment, and other obligations on us. If we fail to comply with our obligations under these agreements, we may be required to pay damages, and the licensor may have the right to terminate the agreement. Any termination of these licenses could result in the loss of significant rights and could harm our ability to develop or advance one of our cell engineering platforms, or develop, manufacture, or commercialize one of our product candidates. See the subsection titled “Business— Key Intellectual Property Agreements” in Part I, Item 1 of our Annual Report on Form 10-K as filed with the SEC on March 16, 2022 (2021 Annual Report) for additional information regarding these key agreements.

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

If we are unable to successfully maintain the existing intellectual property rights we have, we may have to abandon development of the relevant research programs or product candidates, and our business, financial condition, results of operations, and prospects could suffer.

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

Numerous issued patents and pending patent applications owned by third parties may exist worldwide in the fields in which we are developing our platform technologies and product candidates. We cannot provide any assurances that third-party patent filings that might be enforced against the making, use, or sale of our current product candidates or future products do not exist, which, if they did exist, would result in either an injunction prohibiting our sales, or an obligation to pay royalties on product sales or other forms of compensation to third parties. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates will be subject to claims of infringement of the patent rights of others. Third parties may assert that we infringe their patents or other intellectual property, or that we are otherwise employing their proprietary technology without authorization and may sue us. There may be third-party patent filings of which we are currently unaware with claims, including claims to compositions, formulations, methods of manufacture, or methods of use or treatment, that cover our product candidates. It is also possible that patent filings owned by third parties of which we are aware, but which we do not believe are relevant to our platform technologies, product candidates, or other proprietary technologies we may develop, could be found to be infringed by our product candidates. Because patent applications can take many years to issue, there may be pending patent applications, including those of which we are unaware, that may later result in issued patents that our product candidates may infringe. In addition, third parties, including our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may obtain patents in the future that may prevent, limit, or otherwise interfere with our ability to make, use, and sell our product candidates, and may claim that use of our technologies or the manufacture, use, or sale of our product candidates infringes upon these patents. If any such third-party patents were held by a court of competent jurisdiction to cover our technologies or product candidates, or if we are found to otherwise infringe a third party’s intellectual property rights, the holders of any such patents may be able to block, including by court order, our ability to develop, manufacture, use, sell, or commercialize the applicable product candidate unless we obtain a license under the applicable patents or other intellectual property, or until such patents expire or are finally determined to be held unpatentable, invalid, or unenforceable. Such a license may not be available on commercially reasonable terms or may not be available at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

Patents have limited terms, and in many jurisdictions worldwide, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent’s term is generally 20 years after its first effective nonprovisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Given the significant amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic therapies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of April 2022, have terms expected to expire on dates ranging from 2023 to 2040, subject to any patent extensions that may be available for such patents. If patents are issued on our patent applications pending as of April 2022, the resulting patents are projected to expire on dates ranging from 2023 to 2043. In addition, although upon issuance in the United States a patent’s term can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may also be available in the United States and in certain other foreign jurisdictions. However, in the United States, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension in the United States does not extend to the full scope of the patent’s claim, but instead only as to the scope of the product as approved. The laws governing analogous patent term extensions in foreign jurisdictions vary widely and many differ from the process in the United States. Additionally, we may not receive an extension of patent term if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. If we are unable to obtain patent term extension, or the term of any such extension is less than we request, the period during which we will have the right to exclude others from using the patent rights will be shortened. Our competitors may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch a biosimilar product earlier than might otherwise be the case, which could reduce our revenue, possibly materially. In general, if we do not have sufficient patent term to protect our platform technologies and product candidates, our business and results of operations will be adversely affected.

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

In addition, we have and will continue to enter into collaboration, license, contract research, and manufacturing relationships with organizations that operate in certain countries that are at heightened risk of theft of technology, data, and intellectual property through direct intrusion by private parties or foreign actors, including those affiliated with or controlled by state actors. If any theft affects our technology, data, or intellectual property, our efforts to protect and enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property, and we may be at heightened risk of losing our proprietary intellectual property rights around the world, including outside of such countries, to the extent such theft or intrusion destroys the proprietary nature of our intellectual property.

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

In addition, recent United States Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts, the USPTO, and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the United States Supreme Court held that certain claims to naturally occurring substances are not patentable. Although we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by Congress, the federal courts, or the USPTO may impact the value of our patents.

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

•

the United States Physician Payments Sunshine Act and its implementing regulations, which requires, among other things, certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services (CMS) information related to certain payments and other transfers of value to physicians, as defined by statute, certain non-physician practitioners (including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members;

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of our product candidates, if approved. Compensation under some of these arrangements includes the provision of stock or stock options in addition to cash consideration. Because of the complex and far-reaching nature of these laws, it is possible that governmental authorities could conclude that our payments to physicians may not be fair market value for bona fide services or that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal, and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of noncompliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

It is also possible that additional governmental action will be taken in response to address the ongoing COVID-19 pandemic. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage or with which we collaborate are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may be unable to obtain regulatory approval or lose any regulatory approval that may have been obtained, and we may not achieve or sustain profitability.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, such as government authorities, private health insurers, and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our product candidates are in the early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of coverage and reimbursement. Increasingly, the third-party payors that reimburse patients or healthcare providers are requiring that drug companies provide these payors with predetermined discounts from list prices and are seeking to reduce the prices charged or the amounts reimbursed for drug products. If the price we are able to charge for any products we develop, or the coverage and reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

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

Risks Related to Our Limited Operating History, Financial Condition, and Need for Additional Capital

We are a preclinical-stage biotechnology company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability.

We are a preclinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through private placements of our convertible preferred stock and, more recently, through our IPO. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $31.4 million and $180.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $816.8 million. Our losses have resulted principally from expenses incurred for the research and development of our ex vivo and in vivo cell engineering platforms, management and administrative costs, and other expenses incurred while building our business infrastructure.

We expect our operating losses and expenses will continue to increase substantially for the foreseeable future, including as we:

•	expand our research and development efforts;
•	advance and expand the capabilities of our ex vivo and in vivo cell engineering platforms;
•	identify additional product candidates;
•	advance preclinical development of our current product candidates and initiate additional preclinical studies, including with respect to future product candidates;
•	commence and advance through clinical studies of our current and future product candidates;
•	establish our manufacturing capability, including developing our CDMO relationships and building our internal manufacturing facilities;
•	acquire and license technologies aligned with our ex vivo and in vivo cell engineering platforms;
•	seek regulatory approval of our current and future product candidates;
•	engage in commercialization activities, including product manufacturing, marketing, sales, and distribution for any of our product candidates for which we obtain marketing approval;
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

As of March 31, 2022, we had $657.4 million in cash, cash equivalents, and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

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

We agreed to make success payments, payable in cash, pursuant to our license agreement with the President and Fellows of Harvard College (Harvard) and contingent consideration and success payments, payable in cash or stock, pursuant to our acquisition agreement with Cobalt Biomedicine, Inc. (Cobalt). The success payments to Harvard (Harvard Success Payments) are based on increases in the fair value of our common stock. The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x based on a comparison of the per share fair value of our common stock relative to the original $4.00 issuance price at pre-determined valuation measurement dates. The amount of the Harvard Success Payments will not exceed an aggregate of $175.0 million, which maximum amount would only be payable upon a 40x increase in the fair value of our common stock. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. The valuation measurement dates for the Harvard Success Payments are triggered by events that include the one-year anniversary of our IPO, and periodically thereafter, the date of the consummation of a merger, an asset sale, or the sale of the majority of the shares held by our Series A convertible preferred stockholders, and the last day of the term of the Harvard Success Payments. If a higher success payment tier is met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard are credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of March 31, 2022, a Harvard Success Payment had not been triggered. See Note 4, License and collaboration agreements to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more details on the per share common stock values that trigger a Harvard Success Payment.

In connection with the Cobalt acquisition, we are obligated to pay contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million to certain former Cobalt stockholders upon our achievement of certain pre-defined development milestones. Additionally, we are obligated to pay a success payment to certain Cobalt stockholders (Cobalt Success Payment) of $500.0 million if, at pre-determined valuation measurement dates, which include the closing of our IPO and periodically thereafter, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a BLA or new drug application. In addition to our IPO, a valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. The term of the Cobalt Success Payment is 20 years from the date of the Cobalt acquisition. As of March 31, 2022, a Cobalt Success Payment had not been triggered. See Note 3, Acquisitions, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date.

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

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our balance sheets. Under United States generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development-related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment and contingent consideration liabilities may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements. For example, as of March 31, 2022 and December 31, 2021, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was $47.6 million, and $102.5 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $153.2 million and $153.7 million, respectively.

For the three months ended March 31, 2022, we recorded a gain of $8.1 million related to the change in the estimated fair value of the Harvard Success Payments. For the three  months ended March 31, 2022, we recorded a gain of $46.8 million related to the change in the estimated fair value of the Cobalt Success Payment. For the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price at March 31, 2022 from $8.26 per share to $9.91 per share would have decreased the gain recorded in the three months ended March 31, 2022 associated with the success payment liability by $1.7 million to $6.3 million. A hypothetical 20% decrease in the common stock price from $8.26 per share to $6.61 per share would have increased the gain recorded in three months ended March 31, 2022 by $1.7 million to $9.8 million. For the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization at March 31, 2022 from $1.6 billion to $1.9 billion would have decreased the gain recorded in the three months ended March 31, 2022 associated with the success payment liability by $10.3 million to $36.5 million. A hypothetical 20% decrease in our market capitalization from $1.6 billion to $1.3 billion would have increased the gain recorded in the three months ended March 31, 2022 by $10.5 million to $57.3 million.

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

Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. We currently and in the future will compete with these third parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, and recruiting patients for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. See the subsection titled “Business—Competition” in the 2021 Annual Report.

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

As of March 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, owned approximately 64.7% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interests.

Future sales of our common stock in the public market could cause our common stock price to fall.

Our common stock price could decline as a result of sales of a large number of shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of March 31, 2022, 189.6 million shares of our common stock were outstanding. Substantially all shares of common stock sold in our IPO (excluding any shares sold to our directors or officers in the directed share program) are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (Securities Act), unless held by our “affiliates” as defined in Rule 144 under the Securities Act. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, as well as Rules 144 and 701 under the Securities Act. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Accordingly, these shares may be sold in the public market upon issuance. In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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

•	impacts from the ongoing COVID-19 pandemic on us or third parties with which we collaborate or that we engage;
•	results of future clinical trials, or the addition or termination of such clinical trials or funding support by us or potential future partners;
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

Since the beginning of 2021, when the Transition Period expired, we have been required to comply with the GDPR as well as the UK GDPR. Each regime has the ability to impose fines of up to the greater of €20 million (£17.5 million) or 4% of global turnover for non-compliance. The relationship between the UK and the EU in relation to transfers of personal data from the EU to the UK is not fully settled by the Brexit Trade and Cooperation Agreement (TCA). Instead, the TCA establishes a four- to six-month grace period during which transfers of personal data from the EU to the UK can continue without additional safeguards, provided that the UK maintains its pre-TCA data protection laws. During this time, the European Commission may adopt a UK adequacy decision which may be relied upon by organizations for EU to UK personal data transfers, but if no UK adequacy decision is adopted, the UK will be considered a third country at the end of the grace period and we will be required to implement additional safeguards for personal data transfers—some of which are subject currently being scrutinized or challenged—which could lead to additional costs and increase our overall risk exposure.

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

•	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Annual Report; and
•	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Our status as an emerging growth company will end as soon as any of the following takes place:

•	the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;
•	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•	the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering, which is December 31, 2026.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet the requirements of the Sarbanes-Oxley Act, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended March 31, 2022.

Use of Proceeds from our Initial Public Offering of Common Stock

On February 3, 2021, our Registration Statement on Form S-1 (File No. 333-252061) relating to our IPO was declared effective. On February 8, 2021, we closed our IPO and issued 27.0 million shares of common stock, including 3.5 million shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $25.00 per share, for aggregate net proceeds of $626.4 million. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLS, J.P. Morgan Securities LLC, and BofA Securities, Inc. acted as joint bookrunning managers of the IPO and as representatives of the underwriters. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. We hold a significant portion of the balance of the net proceeds from the offering in money market funds and short-term investments in accordance with our investment policy. There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on February 3, 2021.

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

10.1

Patent License Agreement by and between the Company and the U.S. Department of Health and Human Services, as represented by The National Cancer Institution, an institute of the National Institutes of Health, dated as of January 7, 2022 (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-39941), filed with the SEC on March 16, 2022).

31.1*+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+

These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANA BIOTECHNOLOGY, INC.

Date: May 10, 2022	By:	/s/ Steven D. Harr, M.D.
Steven D. Harr, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Nathan Hardy
Nathan Hardy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)