Form 10-Q
period 2022-06-30
Sana Biotechnology, Inc.
filed 2022-08-04
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 190,231,708 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sana Biotechnology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$194,659	$253,029
Marketable securities	290,143	297,967
Prepaid expenses and other current assets	9,612	7,105
Total current assets	494,414	558,101
Long-term marketable securities	94,764	195,881
Property and equipment, net	67,846	65,464
Operating lease right-of-use assets	98,910	96,320
Restricted cash	10,508	8,819
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	4,825	5,000
TOTAL ASSETS	$971,089	$1,129,407
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,079	$2,219
Accrued compensation	17,991	21,131
Accrued expenses and other current liabilities	13,985	10,344
Operating lease liabilities	10,667	9,159
Contingent consideration	51,386	51,382
Success payment liabilities	-	5,000
Total current liabilities	97,108	99,235
Operating lease liabilities, net of current portion	102,960	101,784
Contingent consideration, net of current portion	97,999	102,361
Success payment liabilities, net of current portion	33,517	97,525
Total liabilities	331,584	400,905
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value; 750,000 shares authorized; 188,430 and 184,929 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	19	18
Additional paid-in capital	1,535,106	1,515,210
Accumulated other comprehensive loss	(6,347)	(1,366)
Accumulated deficit	(889,273)	(785,360)
Total stockholders' equity	639,505	728,502
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$971,089	$1,129,407

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses (gains):
Research and development	$72,540	$44,996	$145,229	$86,876
Research and development related success payments and contingent consideration	(17,928)	(76,025)	(73,366)	51,025
General and administrative	18,292	12,477	32,726	24,298
Total operating expenses (gains)	72,904	(18,552)	104,589	162,199
Gain (loss) from operations	(72,904)	18,552	(104,589)	(162,199)
Interest income, net	637	130	976	251
Other income (expense), net	(198)	1	(300)	14
Net income (loss)	$(72,465)	$18,683	$(103,913)	$(161,934)
Net income (loss) per common share - basic	$(0.39)	$0.10	$(0.56)	$(1.08)
Weighted-average number of common shares - basic	187,626	179,899	186,801	149,683
Net income (loss) per common share - diluted	$(0.39)	$0.09	$(0.56)	$(1.08)
Weighted-average number of common shares - diluted	187,626	190,508	186,801	149,683

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(72,465)	$18,683	$(103,913)	$(161,934)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities, net	(1,175)	(43)	(4,981)	(17)
Total comprehensive income (loss)	$(73,640)	$18,640	$(108,894)	$(161,951)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	-	$-	184,929	$18	$1,515,210	$(1,366)	$(785,360)	$728,502
Vesting of restricted stock	-	-	1,419	1	(1)	-	-	-
Exercise of stock options	-	-	284	-	652	-	-	652
Stock-based compensation expense	-	-	-	-	7,755	-	-	7,755
Unrealized loss on marketable securities, net	-	-	-	-	-	(3,806)	-	(3,806)
Net loss	-	-	-	-	-	-	(31,448)	(31,448)
Balance as of March 31, 2022	-	$-	186,632	$19	$1,523,616	$(5,172)	$(816,808)	$701,655
Vesting of restricted stock	-	-	1,243	-	-	-	-	-
Exercise of stock options	-	-	320	-	571	-	-	571
Issuance of common stock related to employee stock purchase plan	-	-	235	-	1,008	-	-	1,008
Stock-based compensation expense	-	-	-	-	9,911	-	-	9,911
Unrealized loss on marketable securities, net	-	-	-	-	-	(1,175)	-	(1,175)
Net loss	-	-	-	-	-	-	(72,465)	(72,465)
Balance as of June 30, 2022	-	$-	188,430	$19	$1,535,106	$(6,347)	$(889,273)	$639,505

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	134,113	$852,897	16,170	$2	$8,216	$30	$(429,432)	$(421,184)
Conversion of convertible preferred stock into common stock upon initial public offering	(134,113)	(852,897)	134,113	13	852,884	-	-	852,897
Issuance of common stock in initial public offering, net of $49,220 in offering costs	-	-	27,025	3	626,402	-	-	626,405
Vesting of restricted stock	-	-	1,428	-	-	-	-
Exercise of stock options	-	-	205	-	298	-	-	298
Stock-based compensation expense	-	-	-	-	4,158	-	-	4,158
Unrealized gain on marketable securities, net	-	-	-	-	-	26	-	26
Net loss	-	-	-	-	-	-	(180,617)	(180,617)
Balance as of March 31, 2021	-	$-	178,941	$18	$1,491,958	$56	$(610,049)	$881,983
Vesting of restricted stock	-	-	1,423	-	-	-	-	-
Exercise of stock options	-	-	212	-	333	-	-	333
Stock-based compensation expense	-	-	-	-	4,941	-	-	4,941
Unrealized loss on marketable securities, net	-	-	-	-	-	(43)	-	(43)
Net income	-	-	-	-	-	-	18,683	18,683
Balance as of June 30, 2021	-	$-	180,576	$18	$1,497,232	$13	$(591,366)	$905,897

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(103,913)	$(161,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,414	4,853
Stock-based compensation expense	17,666	9,099
Change in the estimated fair value of contingent consideration	(4,358)	18,556
Change in the estimated fair value of success payment liabilities	(69,008)	32,469
Non-cash expense for operating lease right-of-use assets	5,682	2,838
Other non-cash items, net	(3,726)	(2,022)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(657)	(1,719)
Operating lease right-of-use assets and liabilities	111	3,386
Accounts payable	663	(373)
Accrued expenses and other liabilities	939	4,378
Net cash used in operating activities	(149,187)	(90,469)
INVESTING ACTIVITIES:
Purchases of marketable securities	(45,961)	(165,551)
Proceeds from maturities of marketable securities	148,160	195,914
Purchases of property and equipment	(11,924)	(16,596)
Net cash provided by investing activities	90,275	13,767
FINANCING ACTIVITIES:
Proceeds from initial public offering, net of issuance costs	-	626,405
Proceeds from employee stock purchase plan and exercise of stock options, net	2,231	631
Net cash provided by financing activities	2,231	627,036
Net increase (decrease) in cash, cash equivalents, and restricted cash	(56,681)	550,334
Cash, cash equivalents, and restricted cash at beginning of period	261,848	126,949
Cash, cash equivalents, and restricted cash at end of period	$205,167	$677,283
SUPPLEMENTAL CASH FLOW INFORMATION:
Operating lease right-of-use assets obtained in exchange for lease obligations	$21,073	$-
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,346	$3,414
Cash received for amounts related to tenant improvement allowances	$541	$3,386
Remeasurement of operating lease right-of-use asset for lease modification	$(12,801)	$-

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

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of June 30, 2022, the Company had cash, cash equivalents, and marketable securities of $579.6 million, and an accumulated deficit of $889.3 million, which includes cumulative non-cash charges related to the revaluation of the success payment liabilities and contingent consideration of $31.1 million and $98.1 million, respectively.

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

Significant accounting policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are consistent with those discussed in Note 2 in the 2021 Annual Report.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the adoption of recently issued standards has had or may have a material impact on its condensed consolidated financial statements or disclosures.

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

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company has an obligation to pay certain former Cobalt stockholders up to an aggregate of $500.0 million in contingent consideration (Cobalt Contingent Consideration) upon the achievement of certain pre-specified development milestones, and a success payment (Cobalt Success Payment) of up to $500.0 million, payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates which include the closing of the Company’s IPO and periodically thereafter, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a program based on the fusogen technology in a clinical trial pursuant to an investigational new drug application, or has filed for, or received approval for, a biologics license application or new drug application. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. As of June 30, 2022, a Cobalt Success Payment had not been triggered.

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value, with changes in fair value recognized in the statements of operations in research and development related success payments and contingent consideration. As of June 30, 2022 and December 31, 2021, the estimated fair value of the Cobalt Success Payment liability was $29.5 million and $88.3 million, respectively, and was recorded in long-term liabilities in the balance sheets. In connection with the change in the estimated fair value of the Cobalt Success Payment, the Company recognized gains of $12.1 million and $66.6 million for the three months ended June 30, 2022 and 2021, respectively, and a gain of $58.9 million and expense of $25.1 million, for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the estimated fair value of the Cobalt Contingent Consideration was $149.4 million, of which $51.4 million was recorded in short-term liabilities and $98.0 million was recorded in long-term liabilities in the balance sheet. As of December 31, 2021, the estimated fair value of the Cobalt Contingent Consideration was $153.7 million, of which $51.4 million was recorded in short-term liabilities and $102.3 million was recorded in long-term liabilities in the balance sheet. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, the Company recognized a gain of $3.8 million and an expense of $7.2 million for the three months ended June 30, 2022 and 2021, respectively, and a gain of $4.4 million and an expense of $18.6 million for the six months ended June 30, 2022 and 2021, respectively.

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

Under the terms of the agreement, the Company may be required to pay to Harvard up to an aggregate of $175.0 million in success payments, payable in cash, based on increases in the fair value of the Company’s common stock (Harvard Success Payments). The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at pre-determined valuation measurement dates which include dates occurring subsequent to the IPO, the date of the consummation of a merger, an asset sale, or the sale of the majority of the shares held by the Company’s Series A convertible preferred stockholders, and the last day of the term of the Harvard Success Payments. As of June 30, 2022, a Harvard Success Payment had not been triggered.

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

The Harvard Success Payment liabilities are carried at fair value, with changes in fair value recognized in the statements of operations in research and development related success payments and contingent consideration. As of June 30, 2022, the estimated fair value of the Harvard Success Payment liability was $4.1 million, which was recorded in long-term liabilities in the balance sheet. As of December 31, 2021, the estimated fair value of the Harvard Success Payment liability was $14.2 million, of which $5.0 million was recorded in short-term liabilities and $9.2 million was recorded in long-term liabilities in the balance sheet. In connection with the change in the estimated fair value of the Harvard Success Payment liability, the Company recognized gains of $2.0 million and $16.6 million, respectively, for the three months ended June 30, 2022 and 2021, respectively, and a gain of $10.1 million and an expense of $7.3 million for the six months ended June 30, 2022 and 2021, respectively.

5. Restricted cash

As of June 30, 2022 and December 31, 2021, the Company maintained standby letters of credit of $10.5 million and $8.8 million, respectively, which are collateralized with a bank account at a financial institution in accordance with the applicable lease agreements. The Company’s letter of credit related to the lease in Fremont, CA will reduce from $6.7 million to $0.5 million in July 2023.

6. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		June 30, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$134,923	$-	$-	$134,923
U.S. government and agency securities	Level 2	46,941	-	(7)	46,934
Corporate debt securities	Level 2	450	-	-	450
Total cash equivalents		182,314	-	(7)	182,307
Short-term marketable securities:
U.S. government and agency securities	Level 2	240,016	-	(3,198)	236,818
Corporate debt securities	Level 2	53,845	-	(520)	53,325
Total short-term marketable securities		293,861	-	(3,718)	290,143
Long-term marketable securities:
U.S. government and agency securities	Level 2	87,007	4	(2,317)	84,694
Corporate debt securities	Level 2	10,379	-	(309)	10,070
Total long-term marketable securities		97,386	4	(2,626)	94,764
Other assets	Level 3	377	-	-	377
Total financial assets		$573,938	$4	$(6,351)	$567,591
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$51,386			$51,386
Total short-term financial liabilities		51,386	-	-	51,386
Long-term financial liabilities:
Contingent consideration	Level 3	97,999			97,999
Success payment liabilities	Level 3	33,517			33,517
Total long-term financial liabilities		131,516	-	-	131,516
Total financial liabilities		$182,902	$-	$-	$182,902

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$224,671	$-	$-	$224,671
Corporate debt securities	Level 2	2,345	-	-	2,345
Total cash equivalents		227,016	-	-	227,016
Short-term marketable securities:
U.S. government and agency securities	Level 2	162,854	1	(195)	162,660
Corporate debt securities	Level 2	135,441	-	(134)	135,307
Total short-term marketable securities		298,295	1	(329)	297,967
Long-term marketable securities:
U.S. government and agency securities	Level 2	176,492	-	(925)	175,567
Corporate debt securities	Level 2	20,427	-	(113)	20,314
Total long-term marketable securities		196,919	-	(1,038)	195,881
Other assets	Level 3	426	-	-	426
Total financial assets		$722,656	$1	$(1,367)	$721,290
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$51,382	$-	$-	$51,382
Success payment liabilities	Level 3	5,000	-	-	5,000
Total short-term financial liabilities		56,382	-	-	56,382
Long-term financial liabilities:
Contingent consideration	Level 3	102,361	-	-	102,361
Success payment liabilities	Level 3	97,525	-	-	97,525
Total long-term financial liabilities		199,886	-	-	199,886
Total financial liabilities		$256,268	$-	$-	$256,268

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

The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, for the periods presented (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2022
U.S. government and agency securities	$361,551	$(5,522)	$-	$-	$361,551	$(5,522)
Corporate debt securities	60,349	(821)	3,046	(8)	63,395	(829)
Total	$421,900	$(6,343)	$3,046	$(8)	$424,946	$(6,351)
December 31, 2021
U.S. government and agency securities	$329,883	$(1,120)	$-	$-	$329,883	$(1,120)
Corporate debt securities	156,662	(247)	-	-	156,662	(247)
Total	$486,545	$(1,367)	$-	$-	$486,545	$(1,367)

As of June 30, 2022 and December 31, 2021, the fair value of securities held by the Company in an unrealized loss position were $424.9 million and $486.5 million, respectively. As of  June 30, 2022, there was one security held by the Company in an unrealized loss position that had been in an unrealized loss position over 12 months, and no securities in an unrealized loss position over 12 months as of December 31, 2021. The Company determined that there was no material change in the credit risk of the investments described above during the three and six months ended June 30, 2022. As such, an allowance for credit losses has not been recognized. As of June 30, 2022, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of June 30, 2022, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of June 30, 2022, the balance in accumulated other comprehensive loss included the net unrealized losses related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the maturity of available-for-sale securities during the three and six months ended June 30, 2022 or 2021.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2021	$153,743	$88,353	$14,172
Changes in fair value - gain	(528)	(46,823)	(8,087)
Balance as of March 31, 2022	153,215	41,530	6,085
Changes in fair value - gain	(3,830)	(12,073)	(2,025)
Balance as of June 30, 2022	$149,385	$29,457	$4,060

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

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	June 30, 2022		December 31, 2021
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	14.5% - 15.6%	15.1%	10.9% - 11.6%	11.2%
Probability of milestone achievement	5.0% - 75.0%	33.8%	5.0% - 75.0%	33.8%

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

The fair values of the Cobalt and Harvard success payment liabilities were calculated using the following unobservable inputs:

	June 30, 2022		December 31, 2021
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	70%	70%	70%	70%
Expected term (years)	16.6	8.7	17.1	9.2

7. Property and equipment, net

Property and equipment, net consists of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Laboratory equipment	$57,648	$47,684
Leasehold improvements	33,924	33,848
Construction in progress	303	1,388
Computer equipment, software, and other	2,159	1,318
Total property and equipment, at cost	94,034	84,238
Less: Accumulated depreciation	(26,188)	(18,774)
Property and equipment, net	$67,846	$65,464

Depreciation expense was $3.8 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively, and $7.4 million and $4.9 million for the six months ended June 30, 2022 and 2021, respectively.

8. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Accrued compensation:
Accrued bonuses	$9,074	$13,814
Accrued paid time off	5,787	4,429
Accrued payroll	3,130	2,888
Total accrued compensation	$17,991	$21,131
Accrued expenses and other current liabilities:
Accrued research and development services	$6,398	$3,419
Accrued property and equipment	2,367	2,566
Accrued professional fees	1,586	1,971
Other accrued current liabilities	3,634	2,388
Total accrued expenses and other current liabilities	$13,985	$10,344

9. Commitments and contingencies

Lease commitments

The Company’s lease portfolio primarily comprises operating leases for office, laboratory, non-good manufacturing practices (GMP) pilot plant manufacturing, and industrial space. These leases contain various rent abatement periods, after which they require monthly lease payments that may be subject to annual increases throughout the lease term. Certain leases include options to extend the term. The renewal option is considered in the remaining lease term for the lease only when the Company is reasonably certain it will renew the lease. Certain leases provide the Company with the right to make tenant improvements, including the addition of laboratory space or build-out of manufacturing capabilities, and include a lease incentive allowance.

In June 2022, the Company entered into a lease agreement for 79,565 square feet of office, laboratory and industrial space located in Bothell, WA (the Bothell facility). The initial term of the lease is 16 years from the date the premises are delivered to the Company for construction of certain tenant improvements and includes the option to extend the lease for up to three additional five-year terms. The lease agreement also provides for up to $19.9 million for reimbursement of tenant improvements, as well as an additional $8.0 million for tenant improvements, available at the Company’s election, which the Company would be obligated to repay to the landlord monthly over the initial term of the lease with interest at a rate of 6.5% per annum. The Company will be obligated to pay base rent of approximately $68.8 million over the initial term of the lease. In accordance with the lease agreement, the Company has obtained a letter of credit in the amount of $1.6 million.

The Company plans to establish and develop its manufacturing operations at the Bothell facility rather than the facility in Fremont, CA (the Fremont facility). The original right-of-use asset and lease liability for the Fremont facility was calculated assuming the Company would exercise its option to renew the lease for two additional five-year terms. The Company remeasured the lease for the Fremont facility due to the shorter lease term, which resulted in a $12.8 million reduction in the related right-of-use asset and lease liability. Additionally, for the three and six months ended June 30, 2022, the Company wrote-off $4.5 million of construction in progress costs incurred in connection with the Fremont facility in general and administrative expense in the statement of operations.

The following table contains additional information related to the Company’s operating leases:

Location	Use	Approximate Square Footage	Commencement Dates	Expiration Dates
Seattle, WA	Office/Laboratory	48,000	March 2019 to September 2020	December 2026 to April 2028
Cambridge, MA	Office/Laboratory	60,000	March 2019 to May 2020	November 2025 to February 2028
South San Francisco, CA	Office/Laboratory	100,000	December 2019 to April 2022	April 2024 to April 2030
Fremont, CA	Industrial	163,000	July 2021	November 2031
Rochester, NY	Office/Laboratory	3,000	January 2022	January 2025
Bothell, WA	Office/Laboratory/Industrial	80,000	January 2023	December 2038

Throughout the term of each of the lease agreements, the Company is responsible for paying certain operating costs, such as common area maintenance, taxes, utilities, and insurance, in addition to base rent. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

The following table summarizes the Company’s lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$6,066	$4,167	$11,546	$7,065
Short-term lease cost	-	-	-	512
Variable lease cost	1,903	1,642	3,392	2,729
Total lease cost	$7,969	$5,809	$14,938	$10,306

As of June 30, 2022, the weighted-average remaining lease term was 6.7 years and the weighted-average incremental borrowing rate was 9.63%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year, as of June 30, 2022 (in thousands):

2022 (remaining 6 months)	$10,855
2023	25,113
2024	24,326
2025	24,302
2026	21,183
2027 and thereafter	55,102
Total undiscounted lease payments	160,881
Less: imputed interest	(44,380)
Less: tenant improvement allowances	(2,874)
Present value of operating lease liabilities	113,627
Less: current portion of operating lease liabilities	(10,667)
Operating lease liabilities, net of current portion	$102,960

10. Stockholders’ equity

The Company amended and restated its certificate of incorporation, effective February 2021, increasing the number of shares of all classes of stock the Company has authority to issue to 800.0 million shares, of which 750.0 million shares are common stock, and 50.0 million shares are preferred stock.

As of June 30, 2022, there were 188.4 million shares of the Company’s common stock outstanding, excluding 1.7 million shares of restricted common stock outstanding that are subject to vesting requirements.

11. Stock-based compensation

Equity incentive plans

In February 2021, the Company adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (2021 ESPP), both of which became effective on the completion of the Company’s IPO. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering period or on the purchase date. As of June 30, 2022, 13.0 million shares and 3.6 million shares were available for future issuance under the 2021 Plan and the 2021 ESPP, respectively.

Stock-based compensation expense

Stock-based compensation expense is recognized in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$7,408	$3,148	$13,120	$5,816
General and administrative	2,503	1,793	4,546	3,283
Total stock-based compensation expense	$9,911	$4,941	$17,666	$9,099

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of June 30, 2022 are as follows:

	Stock Options	RSAs	RSUs
Unrecognized stock-based compensation expense (in thousands)	$97,546	$1,181	$5,374
Weighted-average period costs expected to be recognized (in years)	3.0	1.1	2.8

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	17,337	$8.96	8.7	$141,718
Granted	9,853	5.98
Exercised	(604)	2.02
Forfeited/Cancelled	(970)	11.11
Outstanding as of June 30, 2022	25,616	$7.90	8.8	$33,123
Exercisable as of June 30, 2022	5,889	$6.02	7.9	$14,418

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Six Months Ended June 30,
Assumptions	2022	2021
Risk free interest rate	1.56% - 3.36%	0.46% - 1.14%
Expected volatility	70%	70%
Expected term (years)	5.50 - 6.25	5.50 - 6.25
Expected dividend	0%	0%

The following table summarizes additional information related to stock option activity:

	Six Months Ended June 30,
	2022	2021
Weighted average grant date fair value per share for options granted	$3.83	$15.30
Aggregate intrinsic value of stock options exercised (in thousands)	$3,917	$9,464

Restricted stock

A summary of the Company’s restricted stock activity is as follows:

	RSAs (in thousands)	RSAs Weighted-Average Grant Date Fair Value per Share	RSUs (in thousands)	RSUs Weighted-Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2021	4,365	$0.43	141	$9.43
Granted	-	-	871	6.27
Vested	(2,630)	0.25	(32)	3.31
Forfeited	(29)	-	(69)	4.67
Unvested shares as of June 30, 2022	1,706	$0.72	911	$6.99

The fair value of RSAs vested during the six months ended June 30, 2022 and 2021 was $0.7 million and $0.7 million, respectively. The fair value of RSUs vested during the six months ended June 30, 2022 and 2021 was $0.2 million and $0, respectively.

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

The Company applies judgment in its determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of June 30, 2022 and December 31, 2021, the Company’s uncertain tax positions were immaterial.

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

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of restricted stock units and stock options are reflected in diluted earnings per share by applying the treasury stock method.

The following table summarizes the calculation of basic and diluted net income (loss) per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Basic earnings per common share:
Net income (loss)	$(72,465)	$18,683	$(103,913)	$(161,934)
Less: net income allocated to participating securities(1)	-	(749)	-	-
Net income (loss) attributable to common stockholders	$(72,465)	$17,934	$(103,913)	$(161,934)
Weighted-average number of common shares - basic	187,626	179,899	186,801	149,683
Basic earnings (loss) per common share	$(0.39)	$0.10	$(0.56)	$(1.08)

Diluted earnings per common share:
Net income (loss)	$(72,465)	$18,683	$(103,913)	$(161,934)
Less: net income allocated to participating securities(1)	-	(749)	-	-
Net income (loss) attributable to common stockholders	$(72,465)	$17,934	$(103,913)	$(161,934)
Weighted-average number of common shares - basic	187,626	179,899	186,801	149,683
Effect of dilutive securities:
Stock options and restricted stock units	-	10,609	-	-
Weighted-average number of common shares - diluted	187,626	190,508	186,801	149,683
Diluted earnings (loss) per common share	$(0.39)	$0.09	$(0.56)	$(1.08)

(1)	Restricted stock awards granted to employees by the Company are considered participating securities.

The following securities were excluded from the calculation of net income (loss) per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Options to purchase common stock	25,616	1,553	25,616	16,442
Unvested restricted common stock	1,706	-	1,706	7,213
Unvested RSUs	911	-	911	328
Total	28,233	1,553	28,233	23,983

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

Frequently in disease, cells are damaged or missing entirely, and an effective therapy needs to replace the entire cell, an approach referred to as cell therapy or ex vivo cell engineering. A successful therapeutic requires an ability to manufacture cells at scale that engraft, function, and have the necessary persistence in the body. Of these, long-term persistence related to overcoming immunologic rejection of another person’s cells has been the most challenging, which has led many to focus on autologous, or a patient’s own, cells as the therapeutic source. However, autologous therapies require a complex process of harvesting cells from the patients, manipulating them outside the body, and returning them to the patient. Products utilizing this approach have had to manage significant challenges such as scalability, product variability, product quality, cost, patient accessibility, and a limited number of cell types being amenable to this approach. Given these limitations, rather than utilizing autologous cells to overcome immune rejection, we have invested in creating hypoimmune cells that can “hide” from the patient’s immune system. We are striving to make therapies utilizing pluripotent stem cells with our hypoimmune genetic modifications as the starting material, which we then differentiate into a specific cell type, such as a pancreatic islet cell, before treating the patient. Additionally, for cell types for which effective differentiation protocols from a stem cell have not yet been developed, such as T cells, instead of starting from a pluripotent stem cell, we can utilize an allogeneic cell, differentiated cells sourced from a donor, as the starting material to which we then apply our hypoimmune genetic modifications.

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

PLATFORM	TECHNOLOGY	PROGRAMS (CELL TYPES)	THERAPEUTIC AREA	PRODUCT CANDIDATE	POTENTIAL INDICATIONS	PHASE: PRE-CLINICAL	PHASE: 1	PHASE: 2	PHASE: 3
Ex vivo cell engineering	Hypoimmune donor-derived	T cells	Oncology	SC291 [CD19]	NHL/ALL/CLL				
				SC276 [CD22 (+CD19)]	NHL/ALL/CLL				
				SC255 [BCMA]	Multiple myeloma				
	Hypoimmune stem cell-derived	Islet cells	Diabetes	SC451	Type 1 diabetes				
	Stem cell-derived (to migrate to hypoimmune)	Glial progenitor cells	Central nervous system (CNS)	SC379	Huntington's disease				
					Pelizaeus-Merzbacher disease				
					Secondary progressive multiple sclerosis				
		Cardiomyocytes	Cardiovascular	SC187	Heart failure				
In vivo cell engineering	Fusogen	T cells	Oncology	SG295 [CD8/CD19]	NHL/ALL/CLL				
				SG239 [CD8/BCMA]	Multiple myeloma				
				SG242 [CD4/CD19]	NHL/ALL/CLL				
				SG221 [CD4/BCMA]	Multiple myeloma				
				SG233 [CD8/CD22 (+CD19)]	NHL/ALL/CLL				
		Hepatocytes	Liver-related genetic disorders	SG328	Ornithine transcarbamylase deficiency				
		Hematopoietic stem cells	Hemoglobinopathies	SG418	Sickle cell disease				
					Beta-thalassemia

We continue to make progress on developing our cell engineering platforms and advancing our product candidates through preclinical development and towards potential IND submissions. Given the depth and breadth of our portfolio, we expect to assess and prioritize our programs on an ongoing basis based on various factors, including internal and external opportunities and constraints, which may result in our decision to advance certain programs ahead or instead of others. As certain of our product candidates advance toward potential IND submissions, we are conducting GLP toxicity studies and establishing necessary scale-up for our manufacturing processes. Our goal is to file INDs in 2022 for our hypoimmune allogeneic CD19 CAR T (SC291) and our in vivo CD19 CAR T (SG295) product candidates followed by INDs as early as 2023 for our hypoimmune allogeneic CD19/CD22 CAR T (SC276) and our ex vivo hypoimmune islet cell product candidates (SC451). Based on our current timelines for our lead programs, we believe our cash runway will enable multiple data readouts across our platforms. For details regarding our product candidates, see the section titled “Business— Overview” in Part I, Item 1 included in our 2021 Annual Report.

Our ex vivo and in vivo technologies represent an aggregation of years of innovation and technology from multiple academic institutions and companies, including our ex vivo cell engineering programs focused on replacing damaged cells in the heart and certain brain disorders acquired from Cytocardia Inc. and Oscine Corp., respectively, hypoimmune technology licensed from the President and Fellows of Harvard College (Harvard) and The Regents of the University of California, fusogen technology acquired from Cobalt Biomedicines Inc. (Cobalt), and genome editing technology licensed from Beam Therapeutics Inc. (Beam), among others. For details regarding these acquisitions and license and collaboration agreements, see Note 3, Acquisitions and Note 4, License and collaboration agreements, to our consolidated financial statements included in our 2021 Annual Report, as well as the section titled “Business— Key Intellectual Property Agreements” in Part I, Item 1 included in our 2021 Annual Report.

We were incorporated in July 2018, and our operations to date have included developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, acquiring technology, organizing and staffing the company, developing and executing our business plan, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. Our net losses for the six months ended June 30, 2022 and 2021 were $103.9 million and $161.9 million, respectively, and resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations. As of June 30, 2022, we had an accumulated deficit of $889.3 million, which includes non-cash charges of $31.1 million and $98.1 million related to the revaluation of the success payment liabilities and contingent consideration, respectively.

In February 2021, we completed our initial public offering (IPO) and issued 27.0 million shares of our common stock, including 3.5 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price of $25.00 per share and received net proceeds of $626.4 million. Prior to the IPO, we funded our operations from the issuance and sale of our convertible preferred stock, raising an aggregate of $705.5 million in gross proceeds. As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $579.6 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

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

Acquisitions

We have completed various acquisitions since inception. For details regarding our acquisitions, see the section titled “Business—Key Intellectual Property Agreements” and Note 3, Acquisitions, to our consolidated financial statements included in our 2021 Annual Report.

License and collaboration agreements

We have entered into license and collaboration agreements with various third parties. For details regarding these agreements, see the section titled “Business— Key Intellectual Property Agreements” and Note 4, License and collaboration agreements, to our consolidated financial statements included in our 2021 Annual Report.

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain pre-specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, which include the closing of our IPO and periodically thereafter, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application or new drug application. As of June 30, 2022, a Cobalt Success Payment had not been triggered. A valuation measurement date would also be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. See Note 3, Acquisitions to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date.

As of June 30, 2022 and December 31, 2021, the estimated fair value of the Cobalt Success Payment liability was $29.5 million and $88.3 million, respectively, and were recorded in long-term liabilities in the balance sheets. In connection with the change in the estimated fair value of the Cobalt Success Payment, we recognized gains of $12.1 million and $66.6 million for the three months ended June 30, 2022 and 2021, respectively, and a gain of $58.9 million and an expense of $25.1 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the estimated fair value of the Cobalt Contingent Consideration was $149.4 million, of which $51.4 million was recorded in short-term liabilities and $98.0 million was recorded in long-term liabilities in the balance sheet. As of December 31, 2021, the estimated fair value of the Cobalt Contingent Consideration was $153.7 million, of which $51.4 million was recorded in short-term liabilities and $102.3 million was recorded in long-term liabilities in the balance sheet. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, we recognized a gain of $3.8 million and an expense of $7.2 million, for the three months ended June 30, 2022 and 2021, respectively, and a gain of $4.4 million and an expense of $18.6 million for the six months ended June 30, 2022 and 2021, respectively.

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

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. See Note 4, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the various per share common stock values that trigger a Harvard Success Payment. As of June 30, 2022, a Harvard Success Payment had not been triggered.

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

As of June 30, 2022, the estimated fair value of the Harvard Success Payment liability was $4.1 million, which was recorded in long-term liabilities in the balance sheet. As of December 31, 2021, the estimated fair value of the Harvard Success Payment was $14.2 million, of which $5.0 million was recorded in short-term liabilities and $9.2 million was recorded in long-term liabilities in the balance sheet. In connection with the change in the estimated fair value of the Harvard Success Payment liability, we recognized gains of $2.0 million and $16.6 million for the three months ended June 30, 2022 and 2021, respectively, and a gain of $10.1 million and an expense of $7.3 million for the six months ended June, 30, 2022 and 2021, respectively.

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

Research and development expenses consist of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation, external research and development expenses incurred under arrangements with third parties, including manufacturing costs for contract development and manufacturing organizations (CDMOs), including pass-through costs, costs for laboratory supplies, costs to acquire and license technologies aligned with our goal of translating engineered cells to medicines, facility and other allocated expenses, including rent, depreciation, and allocated overhead costs, and other research and development expenses. The timing and amount of costs to acquire and license technologies in the future cannot be reliably estimated and may fluctuate from quarter to quarter and year to year.

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

General and administrative

General and administrative expenses consist of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation for our employees in finance, legal, executive, human resources, and information technology functions, legal and consulting fees, insurance fees, and facility costs not otherwise included in research and development expenses. Legal fees include those related to corporate and patent matters. Included in general and administrative expenses for the three and six months ended June 30, 2022 are construction in progress costs incurred in connection with the write-off of our previously planned manufacturing facility in Fremont, California (Fremont facility), which will be replaced by our facility in Bothell, Washington (Bothell facility).

We anticipate that our general and administrative expenses will increase over the foreseeable future to support our expanded research and development activities, grow our business, and support future possible business development opportunities, but at a slower rate than our research and development expenses. We also anticipate that we will continue to incur expenses related to audit and legal services associated with operating as a public company, maintaining compliance with the rules and regulations of the Securities and Exchange Commission (SEC) and standards applicable to companies listed on a national securities exchange, investor relations activities, and other administrative and professional services.

Results of operations

Comparison of the three and six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)
Operating expenses (gains):
Research and development	$72,540	$44,996	$27,544	$145,229	$86,876	$58,353
Research and development related success payments and contingent consideration	(17,928)	(76,025)	58,097	(73,366)	51,025	(124,391)
General and administrative	18,292	12,477	5,815	32,726	24,298	8,428
Total operating expenses (gains)	72,904	(18,552)	91,456	104,589	162,199	(57,610)
Gain (loss) from operations	(72,904)	18,552	(91,456)	(104,589)	(162,199)	57,610
Interest income, net	637	130	507	976	251	725
Other income (expense), net	(198)	1	(199)	(300)	14	(314)
Net income (loss)	$(72,465)	$18,683	$(91,148)	$(103,913)	$(161,934)	$58,021

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Personnel	$29,724	$17,900	$11,824
Third-party manufacturing	7,603	1,489	6,114
Facility and other allocated costs	16,551	11,177	5,374
Research and laboratory	17,230	13,220	4,010
Other	1,432	1,210	222
Total research and development expense	$72,540	$44,996	$27,544

Research and development expense was $72.5 million and $45.0 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $27.5 million was primarily due to:

•

an increase of $11.8 million in personnel-related expenses, including an increase in non-cash stock-based compensation of $4.3 million, which was attributable to an increase in headcount to expand our research and development capabilities;

•	an increase of $6.1 million in third-party manufacturing costs for CDMOs including pass-through costs for materials;
•	an increase of $5.4 million in facility and allocated costs, including rent, depreciation, and allocated overhead costs; and
•	an increase of $4.0 million in research and laboratory costs.

The following table summarizes the components of our research and development expenses for the periods presented:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Personnel	$58,127	$35,133	$22,994
Third-party manufacturing	13,096	2,236	10,860
Facility and other allocated costs	31,155	20,467	10,688
Research and laboratory	34,233	25,862	8,371
Acquisition and licensing of technology	6,406	1,632	4,774
Other	2,212	1,546	666
Total research and development expense	$145,229	$86,876	$58,353

Research and development expense was $145.2 million and $86.9 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $58.3 million was primarily due to:

•

an increase of $23.0 million in personnel-related expenses, including an increase in non-cash stock-based compensation of $7.3 million, which was attributable to an increase in headcount to expand our research and development capabilities;

•	an increase of $10.9 million in third-party manufacturing costs for CDMOs including pass-through costs for materials;
•	an increase of $10.7 million in facility and allocated costs, including rent, depreciation, and allocated overhead costs;
•	an increase of $8.4 million in research and laboratory costs; and
•	an increase of $4.8 million primarily related to licensing technology for our CD22 and BCMA programs.

Research and development related success payments and contingent consideration

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the for the periods presented:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Success payments	$(14,098)	$(83,188)	$69,090
Contingent consideration	(3,830)	7,163	(10,993)
Total research and development related success payments and contingent consideration	$(17,928)	$(76,025)	$58,097

For the three months ended June 30, 2022 and 2021, we recognized non-cash gains of $17.9 million and $76.0 million, respectively, for the changes in the estimated fair value of research and development related success payments and contingent consideration. The change in the estimated fair value of our Cobalt Success Payment and Harvard Success Payment liabilities in aggregate was a gain of $14.1 million for the three months ended June 30, 2022 compared to a gain of $83.2 million for the same period in 2021. The change in the estimated fair value of the success payment liabilities was due to changes in our market capitalization and common stock price during the relevant periods. The change in the estimated fair value of the Cobalt Contingent Consideration was a gain of $3.8 million for the three months ended June 30, 2022 compared to an expense of $7.2 million for the same period in 2021. The change in the estimated fair value of the Cobalt Contingent Consideration was primarily due to variability of the discount rates used in the calculation offset by scientific progress toward the achievement of milestones during the relevant periods.

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the for the periods presented:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Success payments	$(69,008)	$32,469	$(101,477)
Contingent consideration	(4,358)	18,556	(22,914)
Total research and development related success payments and contingent consideration	$(73,366)	$51,025	$(124,391)

For the six months ended June 30, 2022 and 2021, we recognized a non-cash gain of $73.4 million and a non-cash expense of $51.0 million, respectively, for the changes in the estimated fair value of research and development related success payments and contingent consideration. The change in the estimated fair value of our Cobalt Success Payment and Harvard Success Payment liabilities in aggregate was a gain of $69.0 million for the six months ended June 30, 2022 compared to an expense of $32.5 million for the same period in 2021. The change in the estimated fair value of the success payment liabilities was due to changes in our market capitalization and common stock price during the relevant periods. The change in the estimated fair value of the Cobalt Contingent Consideration was a gain of $4.4 million for the six months ended June 30, 2022 compared to an expense of $18.6 million for the same period in 2021. The change in the estimated fair value of the Cobalt Contingent Consideration was primarily due to variability of the discount rates used in the calculation offset by scientific progress toward the achievement of milestones during the relevant periods.

General and administrative Expenses

General and administrative expenses were $18.3 million and $32.7 million for the three and six months ended June 30, 2022, respectively, compared to $12.5 million and $24.3 million for the same periods in 2021, respectively.

The increase of $5.8 million for the three months ended June 30, 2022 was primarily due to the write-off of $4.5 million of construction in progress costs in general and administrative expense incurred in connection with the Fremont facility, which will be replaced by our Bothell facility. The increase was also due to increased personnel-related expenses of $1.8 million, including non-cash stock-based compensation of $0.7 million, primarily attributable to an increase in headcount to build our infrastructure, and increased information technology and facility costs, including rent, of $0.8 million, partially offset by a decrease in legal fees of $1.3 million.

The increase of $8.4 million for the six months ended June 30, 2022 was primarily due to the write-off of $4.5 million of construction in progress costs in general and administrative expense incurred in connection with the Fremont facility. The increase was also due to increased personnel-related expenses of $3.8 million, including non-cash stock-based compensation of $1.3 million, primarily attributable to an increase in headcount to build our infrastructure, increased information technology and facility costs, including rent, of $0.7 million, partially offset by a decrease in legal fees of $1.3 million.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of June 30, 2022, we had $579.6 million in cash, cash equivalents, and marketable securities. To date we have raised an aggregate of approximately $1.3 billion in net proceeds from our IPO and private placements of our convertible preferred stock. Since our inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever.

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

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the expenses required to attract, hire, and retain skilled personnel;
•	the impact of global supply chain issues and rising rates of inflation on the costs of laboratory consumables, supplies, and equipment required for our ongoing operations;
•	the costs of operating as a public company;
•	our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payors;
•	potential interruptions or delays resulting from factors related to the ongoing COVID-19 pandemic;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products, and technologies.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(149,187)	$(90,469)
Investing activities	90,275	13,767
Financing activities	2,231	627,036
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(56,681)	$550,334

Operating activities

During the six months ended June 30, 2022, net cash used in operating activities was $149.2 million, consisting primarily of net loss of $103.9 million, the change in net operating assets and liabilities of $1.0 million, and non-cash adjustments of $46.3 million. The non-cash adjustments of $46.3 million consisted of a gain of $69.0 million for revaluation of our success payment liabilities, a gain of $4.4 million for revaluation of contingent consideration, non-cash stock-based compensation expense of $17.7 million, depreciation expense of $7.4 million, and other non-cash adjustments of $2.0 million.

During the six months ended June 30, 2021, net cash used in operating activities was $90.5 million, consisting primarily of net loss of $161.9 million and the change in net operating assets and liabilities of $5.6 million, partially offset by non-cash adjustments of $65.8 million. The non-cash adjustments of $65.8 million consisted primarily of $32.5 million for revaluation of our success payment liabilities, $18.6 million for revaluation of contingent consideration, non-cash stock-based compensation expense of $9.1 million, depreciation expense of $4.9 million, and other non-cash adjustments of $0.7 million.

Investing activities

During the six months ended June 30, 2022 and 2021, cash provided by investing activities was $90.3 million and $13.8 million, respectively. This consisted primarily of net purchases and maturities of marketable securities of $102.2 million and $30.4 million, respectively, partially offset by purchases of property and equipment of $11.9 million and $16.6 million, respectively.

Financing activities

During the six months ended June 30, 2022, cash provided by financing activities was $2.2 million, consisting primarily of proceeds from the employee stock purchase program and exercise of stock options. During the six months ended June 30, 2021, cash provided by financing activities was $627.0 million, consisting primarily of net proceeds from our IPO of $626.4 million.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of June 30, 2022:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations(1)	$22,973	$54,741	$51,237	$100,742	$229,693

(1)	As part of our decision to move our manufacturing facility to Bothell, WA from Fremont, CA, we intend to sublease or terminate the Fremont lease.

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of June 30, 2022 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 of our 2021 Annual Report for more information about these payment obligations.

We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock, pursuant to the terms and conditions in the Cobalt acquisition agreement, and up to an aggregate of $175.0 million in success payments to Harvard, payable in cash. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” in our 2021 Annual Report and Note 4, License and collaboration agreements, to our condensed consolidated financial statements located elsewhere in this Quarterly Report for more information on these success payments. As of June 30, 2022, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain, and therefore any related payments are not included in the table above.

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

Critical accounting policies and significant judgements and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies used in preparation of these condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021 are consistent with those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates” in our 2021 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our common stock price.

Interest Rate Risk

As of June 30, 2022, we had cash, cash equivalents, and restricted cash of $205.2 million, which consisted of bank deposits and money market funds. We also had marketable securities of $384.9 million as of June 30, 2022. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. We had no debt outstanding as of June 30, 2022.

Market capitalization and common stock price sensitivity

We agreed to make a success payment to Cobalt, payable in cash or stock, based on our market capitalization, and success payments to Harvard in cash based on increases in the per share fair market value of our common stock.

As of June 30, 2022, the estimated fair value of the success payment liabilities was $33.5 million. For the three and six months ended June 30, 2022, we recorded gains of $14.1 million and $69.0 million, respectively, related to the aggregate change in the estimated fair value of our success payment liabilities.

Changes in our market capitalization and the fair value of our common stock as of each balance date may have a relatively large change in the estimated fair value of the success payment liabilities and resulting expense or gain. See Item 1A. Risk Factors included in this Quarterly Report for a sensitivity analysis showing the impact that a hypothetical change in our market capitalization and common stock value would have had on our results for the year ended June 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in shares of our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Quarterly Report, including our financial statements and related notes included elsewhere in this Quarterly Report, before making an investment decision. The risks described below are not the only ones we face. Moreover, we may have already experienced the circumstances described in one or more of the risk factors described below. Many of the following risks and uncertainties are, and will continue to be, exacerbated by the ongoing COVID-19 pandemic and any worsening of the global geopolitical, business, and economic environment. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, reputation, or results of operations. In such a case, the trading price of shares of our common stock could decline, and you may lose all or part of your investment.

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

•

We may not realize the benefits of technologies that we have acquired, or will acquire in the future, or any collaborative or licensing arrangements or other strategic transactions that we have or will consummate. If we fail to enter into new strategic relationships, our business, financial condition, commercialization prospects, and results of operations may be materially adversely affected.

•	Our ability to develop our cell engineering platforms and product candidates and our future growth depend on retaining our key personnel and recruiting additional qualified personnel.
•	We may encounter difficulties in managing our growth as we continue to expand our development and regulatory capabilities, which could disrupt our operations.
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

Our ex vivo and in vivo cell engineering technology represents an aggregation of years of innovation and technology from multiple academic institutions and companies, including our fusogen technology that we acquired from Cobalt Biomedicine, Inc. (Cobalt), our ex vivo cell engineering programs focused on replacing damaged cells in the heart and certain brain disorders that we acquired from Cytocardia Inc. (Cytocardia) and Oscine Corp. (Oscine), respectively, hypoimmune technology that we licensed from the President and Fellows of Harvard College (Harvard) and The Regents of the University of California (UCSF), and gene editing technology that we licensed from Beam Therapeutics Inc., among others. Further, a key component of our strategy is to acquire and in-license technologies to support our mission of using engineered cells as medicines. As such, we actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products, or technologies, as well as pursue joint ventures or investments in complementary businesses. The level of success of these strategic transactions, including any future strategic transactions, will depend on the risks and uncertainties involved, including:

•	unanticipated liabilities related to acquired companies or joint ventures;
•	difficulty integrating acquired personnel, technologies, and operations into our existing business;
•	difficulty retaining key employees, including of any acquired businesses;
•	diversion of management time and focus from operating our business to management of acquisition and integration efforts, strategic alliances or collaborations, or joint venture challenges;
•	increases in our expenses and reductions in our cash available for operations and other uses;
•	higher than expected collaboration, acquisition, or integration costs;
•	disruption in our relationships with collaborators, key suppliers, manufacturers, or customers as a result of such transactions;
•	incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs;
•	possible write-offs of assets, goodwill or impairment charges, or increased amortization expenses relating to acquired businesses or joint ventures;
•	difficulty in and cost of facilitating the collaboration or combining the operations and personnel of any acquired business with our own; and
•	challenges resulting from the COVD-19 pandemic that make it more difficult to integrate acquired businesses into our business.

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

•

we and our collaborators may disagree regarding the development plan for a product candidate with respect to which we are collaborating, including, for example, with respect to target indications, inclusion or exclusion criteria for a clinical trial, or the decision to seek approval as front-line therapy versus second-, third-, or fourth-line therapy;

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

Our success depends upon the continued contributions of our key management, scientific, and technical personnel, many of whom have been instrumental for us and have substantial experience with our cell engineering platforms and their underlying technologies and related product candidates. Given the specialized nature of our ex vivo and in vivo cell engineering and the fact that we are operating in novel and emerging fields, there is an inherent scarcity of personnel with the requisite experience to fill the roles across our organization. As we continue developing our product candidates and building our pipeline, we will require personnel with medical, scientific, or technical qualifications specific to each program. The loss of key management and senior scientists could delay our research and development activities. In addition, the loss of key executives could disrupt our operations and our ability to conduct our business. Despite our efforts to retain valuable employees, members of our management, scientific, and development teams may terminate their employment with us at any time, sometimes on short notice. Although we have employment agreements with certain of our key employees, all of our employees are at-will employees, which means that they could leave our employment at any time, with or without notice. If our retention efforts are unsuccessful now or in the future, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business.

Further, certain of our key employees, including Drs. Terry Fry, Steve Goldman, and Chuck Murry, retain partial employment at academic institutions. Dr. Goldman currently devotes approximately 60% of his time to the University of Rochester and the University of Copenhagen, Dr. Murry currently devotes approximately 50% to his time to the University of Washington, and Dr. Fry currently devotes approximately 25% of his time to the University of Colorado. We may in the future have other employees that have similar employment arrangements. These arrangements expose us to the risk that these individuals return to their academic positions full-time or devote less of their attention to us than is optimal, and potentially expose us to claims of intellectual property ownership or co-ownership by the respective academic institutions.

The competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and our future success depends upon our ability to attract, retain, and motivate highly skilled scientific, technical, and managerial employees, including our executives. Specifically, the success of our research and development programs, clinical operations, manufacturing, and future sales and marketing efforts will depend on our ability to attract and retain highly-skilled scientists, engineers, clinical operations and manufacturing personnel, and sales professionals. We face competition for personnel from other companies, universities, public and private research institutions, and other organizations. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications on acceptable terms, or at all. Many of the companies with which we compete for experienced personnel have greater resources than we do and may be able to provide prospective job candidates or our existing employees with more attractive roles, salaries, or benefits than we can provide. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline or are otherwise viewed unfavorably compared to those of companies with which we compete for talent, our ability to recruit and retain highly skilled employees could be harmed. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

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

A key part of our strategy is operating our own manufacturing capabilities, including our own manufacturing facilities. In July 2021, we entered into a long-term lease to establish and operate our own current good manufacturing practices (cGMP) manufacturing facility in Fremont, California to support our late-stage clinical development and early commercial product candidates across our product portfolio, including with respect to the production of allogeneic CAR T cells, viral vectors, and PSC-derived products. In June 2022, we decided to move the site of our planned manufacturing facility from Fremont, California to a new facility located in Bothell, Washington and entered into a long-term lease to establish and develop our cGMP manufacturing facility in Bothell, Washington (Bothell facility). We expect that it will take at least several years before we are able to begin manufacturing our product candidates at the Bothell facility, if we are able to do so at all. In addition, in January 2022, we entered into an agreement with the University of Rochester Medical Center (URMC), pursuant to which we have obtained access to manufacturing capabilities within URMC’s cell-based manufacturing facility (the URMC site) to support manufacturing of product candidates across our portfolio for early-stage clinical trials.

Designing and building out our Bothell facility and the URMC site will be time-consuming and require significant resources, including a reallocation of certain of our existing financial, human, and other resources, including the time and attention of our senior management. In addition, given the volatility in the costs of building materials, building out our manufacturing capabilities may be more expensive than we expect. We do not have experience as a company in developing internal manufacturing capabilities, and we may experience unexpected costs or delays or be unsuccessful in developing our internal manufacturing capabilities in time to support registration-enabling clinical trials of our product candidates or at all. In order to build out the Bothell facility and the URMC site, we will need to engage third-party service providers and obtain equipment and third-party technology necessary to manufacture our product candidates; however, we may not be able to negotiate agreements with third parties or access necessary technologies on commercially reasonable terms or at all. Moreover, there is no guarantee that the industrial space that we are leasing to develop the Bothell facility will not change ownership over the term of the lease or be subject to additional zoning or other restrictions, and that, in such an event, we will be able to continue to build or operate the facility without further delay or cost.

In addition, operating our Bothell facility and the URMC site will require us to continue to hire and retain experienced scientific, quality control, quality assurance, and manufacturing personnel. As described elsewhere in these Risk Factors, competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and if we fail to attract qualified personnel or retain and motivate our current personnel, we will not be able to operate our Bothell facility or the URMC site, and our business and future growth prospects would be harmed. In addition, though we plan to design and build out our manufacturing capacities at the URMC site, we do not control URMC’s cell-based manufacturing facility, nor do we have control over how URMC manages and operates this facility. If URMC does not maintain its cell-based manufacturing facility in accordance with our requirements, we may not be able to manufacture our product candidates in a timely manner or at all, which may delay our ability to commence clinical trials for, obtain regulatory approval for, and commercialize our product candidates.

Until we are able to begin manufacturing our product candidates internally, we will rely on CDMOs to manufacture our product candidates for preclinical studies and clinical trials. Moreover, given our decision to move the site of our planned manufacturing facility from the Fremont facility to the Bothell facility, it may take us longer to establish and operationalize our Bothell facility than we originally anticipated, which may delay our ability to begin manufacturing certain of our product candidates internally and extend the period of time during which we must rely on CDMOs for the manufacture of such product candidates. For example, we may rely on our CDMOs for the potential registration and commercial launch of our first product candidate under our current clinical development timelines, and if there are any delays in our ability to establish and operationalize the Bothell facility, we may be required to rely on our CDMOs for the potential registrations and commercial launches of additional product candidates as well. Further, there are few alternatives for the CDMOs that we currently engage. Even if one of our CDMOs fails to perform according to our expectations and we decide to switch to an alternative CDMO, there is no guarantee that such alternative CDMO will be able to perform its obligations in a timely manner or that its performance meets our expectations or quality requirements. This may cause us further delays in manufacturing our product candidates and may increase the risk that the FDA or comparable regulatory authorities place clinical trials of our product candidates on hold pending the results of additional testing or the development of additional assays.

Once we have completed the build-out of the Bothell facility and the URMC site, we may be required to transition manufacturing processes and know-how of certain of our product candidates to the Bothell facility and URMC site. To date, we and our CDMOs have limited experience in the technology transfer of manufacturing processes. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to our Bothell facility and the URMC site may require utilization of new or different processes to meet the requirements of our facility. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We will not know with certainty whether all relevant know-how and data has been adequately incorporated into the manufacturing process being conducted at our facility until the completion of studies and evaluations intended to demonstrate the comparability of material previously produced by our CDMOs with that generated by our facility.

Operating our Bothell facility and the URMC site will require us to comply with complex regulations. Moreover, the Bothell facility, and any future commercial manufacturing facilities we may operate, will require FDA or comparable foreign regulatory authority approval, which we may not obtain in time to support registration-enabling clinical trials for our product candidates, if at all. Even if approved, we would be subject to ongoing periodic unannounced inspections by the FDA, the Drug Enforcement Administration, corresponding state agencies, and comparable foreign regulatory authorities to ensure strict compliance with cGMP, current good tissue practices (cGTPs), and other government regulations. We also may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as to control costs, achieve scale, decrease processing time, increase manufacturing success rate, or for other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of any of our then-ongoing clinical trials or future clinical trials, or the performance of the product, once commercialized. In some circumstances, changes in the manufacturing process may require us to perform comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. We may also make further changes to our manufacturing process before or after commercialization, and such changes may require us to show the comparability of the resulting product to the product used in the clinical trials manufactured using earlier processes. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process or undertake additional clinical testing, either of which would significantly delay the clinical development or commercialization of the relevant product candidate.

Furthermore, if contaminants are discovered in our supply of product candidates or in our Bothell facility, the URMC site, or any future manufacturing facilities, such supply may have to be discarded and our manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot guarantee that any stability or other issues relating to the manufacture of our product candidates will not occur in the future. We may be unable to manufacture our product candidates if we fail to meet regulatory requirements and may be unable to scale up or scale out our manufacturing to meet market demand. Any failure or delay in the development of our manufacturing capabilities, including at the Bothell facility and at the URMC site, could adversely impact the development and potential commercialization of our product candidates.

We may encounter difficulties in managing our growth as we continue to expand our development and regulatory capabilities, which could disrupt our operations.

We have experienced rapid growth since our inception in July 2018. As of June 30, 2022, we had 461 full-time employees and three part-time employees. We expect continued growth in the number of our employees and the scope of our operations, particularly as we advance our IND-enabling studies, establish regulatory, quality, and clinical operations, and continue to establish supply chain logistics and manufacturing. To manage our anticipated future growth, we plan to continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the complexity involved in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, we have limited experience in managing the manufacturing processes necessary for making cell and gene therapies. The expansion of our operations will be costly and may divert our management and business development resources. For example, members of management will have significant added responsibilities in connection with effecting and managing our growth, including identifying, recruiting, integrating, maintaining, and motivating current and future employees, effectively managing our internal development efforts, including the clinical and regulatory (e.g., FDA) review process, while complying with our contractual obligations to third parties, and maintaining and improving our operational, financial, and management controls, reporting systems, and procedures. In addition, as we grow, we may be required to rely more heavily on third-party service providers, advisors, and consultants to provide certain services, including strategic, financial, business development, and research and development services, as well as those relating to certain aspects of our regulatory affairs and manufacturing activities. We cannot guarantee that such third parties will be available to us on a timely basis when needed, or that we will be able to find and engage qualified replacements if required. Our inability to successfully manage our growth could delay the execution of our business plans or disrupt our operations.

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

We use human stem cells in our research and development, including induced PSCs (iPSCs) and embryonic stem cells (ESCs), and one or more of our ex vivo cell engineering product candidates may be derived from human stem cells. The use of such cells in our research, or as starting cell lines in the manufacture of one or more of our product candidates, exposes us to numerous risks. These risks include difficulties in securing sufficient and viable stem cells as starting material, recruiting patients for our future clinical trials, as well as managing a multitude of legal and regulatory restrictions on the sourcing and use of these cells. In particular, in some states, use of embryonic tissue as a source of stem cells is prohibited and many research institutions have adopted policies regarding the ethical use of human embryonic tissue. If these policies or restrictions have the effect of limiting the scope of research we can conduct using stem cells, our ability to develop our ex vivo cell engineering product candidates may be significantly impaired, which could have a material adverse effect on our business. Further, the use of stem cells generally, and embryonic stem cells, in particular, has social, legal, and ethical implications. Certain political and religious groups continue to voice opposition to the use of human stem cells in drug research, development, and manufacture. Adverse publicity due to ethical and social controversies surrounding the use of stem cells could lead to negative public opinion, difficulties enrolling patients in our clinical trials, increased regulation, and stricter policies regarding the use of such cells, which could harm our business and may limit market acceptance of any of our product candidates that may receive regulatory approval. In addition, clinical experience with stem cells, including iPSCs and ESCs, is limited. We are not aware of any products that utilize iPSCs or ESCs as a starting material that have received marketing approval from the FDA or a comparable foreign regulatory authority. Therefore, patients in our clinical trials may experience unexpected side effects, and we may experience unexpected regulatory delays prior to or, if approval were to be granted, after regulatory approval.

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

In addition, we have experienced, and we and our service providers or vendors may continue to experience, delays in the procurement of, or an inability to procure, certain laboratory supplies required for the conduct of our research and preclinical activities, such as cell culture plasticware and single use containers, as a result of factors related to the ongoing COVID-19 pandemic, including increased demand due to ramp up of COVID-19 research and manufacturing, government-mandated allocation of materials for such research and manufacturing, insufficient manufacturing capacity, and delays by CDMOs in increasing manufacturing capacity to address increased demand. The ongoing COVID-19 pandemic may also adversely affect our manufacturing capabilities. For example, we may experience delays or otherwise experience difficulties in building out and operationalizing the Bothell facility or the URMC site and obtaining key materials, consumables, and equipment necessary to manufacture our product candidates.

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

•	the failure of third-party contractors to comply with regulatory requirements or meet their contractual obligations in a timely manner or at all;
•	changes in regulatory requirements, policies, and guidelines;
•	inability to manufacture sufficient quantities of a product candidate for use in clinical trials;

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

Patient enrollment in clinical trials depends on many factors, including:

•	the size and nature of the patient population;
•	the severity of the disease under investigation;
•	eligibility and exclusion criteria for the trial;
•	the number and location of clinical trial sites;
•	the proximity of patients to clinical sites;
•	the design of the clinical protocol;
•	the ability to obtain and maintain patient consents;
•	competition with other companies for clinical trial sites or patients;
•	the perceived risks and benefits of the product candidate under evaluation, including any perceived risks associated with stem cell-derived product candidates;
•	the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	the risk that enrolled patients will drop out of the trial before administration of our product candidate or trial completion;
•	the availability of competing clinical trials;
•	the availability of patients during the ongoing COVID-19 pandemic;
•	the availability of new drugs approved for the indication the clinical trial is investigating; and
•

clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating or the approved label expansion of an existing therapy into the indication we are investigating.

These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. If we are unable to timely recruit and enroll patients for our clinical trials, or if we are unable to enroll a sufficient number of patients necessary to complete our clinical trials as planned, we may be required to change our trial design, recruit and enroll a different population of patients than we anticipated, or recruit and enroll patients in geographies that are more challenging, and we may not be fully prepared to address such challenges. Delays in the completion of any clinical trial we may conduct will increase our costs, slow down the development and approval process, and delay or potentially jeopardize our ability to commence product sales and generate revenue for the relevant product candidate. In addition, some of the factors that may cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Our product candidates are considered to be biologics, and the process of manufacturing biologics is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. In July 2021, we entered into a long-term lease to establish and operate our own cGMP manufacturing facility to support our late-stage clinical development and early commercial product candidates across our product portfolio. In January 2022, we entered into an agreement with URMC, pursuant to which we have obtained access to manufacturing capabilities within URMC’s cell-based manufacturing facility. In June 2022, we decided to move the site of our planned manufacturing facility from Fremont, California to Bothell, Washington and entered into a long-term lease to establish and develop the Bothell facility. However, we expect that it will take at least several years before we are able to begin manufacturing our product candidates at the Bothell facility, if at all. We currently rely, and expect for some period of time to continue to rely, on CDMOs for the manufacture of certain of our product candidates for preclinical and clinical studies. Moreover, as described elsewhere in these Risk Factors, given our decision to move our planned manufacturing to the Bothell facility, it may take us longer to establish and operationalize our internal manufacturing facility than we originally anticipated, which may delay our ability to begin manufacturing certain of our product candidates internally and extend how long we need to rely on CDMOs for the manufacture of such product candidates. To date, we and our CDMOs have limited experience in manufacturing of cGMP batches of our product candidates. Our CDMOs and, once we begin to operate the Bothell facility and the URMC site, we, must comply with cGMPs and other regulations and guidelines applicable to the manufacturing of biologics for use in clinical trials and, if approved, commercial sale. To date, we have not scaled the manufacturing processes with respect to our product candidates for later-stage clinical trials and commercialization. Larger-scale manufacturing will require the development of new processes, including for the removal of impurities that are a normal byproduct of the manufacturing process. The nature of our product candidates requires the development of novel manufacturing processes and analytical technologies, which could cause delays in the scaling of manufacturing, as well as greater costs that could negatively impact the financial viability of our product candidates. We cannot be sure that the manufacturing processes employed by our CDMOs or the technologies that our CDMOs incorporate into our manufacturing processes will result in viable or scalable yields of ex vivo and in vivo cell engineering product candidates that will be safe and effective and, if approved, meet market demand.

Once we have completed the build-out of the Bothell facility, we will be required to transition manufacturing processes and know-how of certain of our product candidates to this facility. To date, we and our CDMOs have limited experience in the technology transfer of manufacturing processes. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to our facility may require utilization of new or different processes to meet the requirements of our facility. We may also need to conduct additional studies to support the transfer of certain manufacturing processes and process improvements. We will not know with certainty whether all relevant know-how and data have been adequately incorporated into the manufacturing process being conducted at our facility until the completion of studies and evaluations intended to demonstrate the comparability of material previously produced by our CDMOs with that generated by our facility.

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

In addition, we require many reagents, which are drug substance intermediates used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials, consumables, and equipment, for our manufacturing processes and for quality control testing of our product candidates, some of which are manufactured or supplied by small companies with limited resources and experience with respect to supporting clinical or commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates. Some of these suppliers may not have the capacity to support manufacturing of products under cGMP or may otherwise be ill-equipped to support our needs. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to variable patient outcomes and possible adverse events. We also do not have supply contracts with many of these suppliers and may not be able to enter into supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing.

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

Additionally, rising rates of inflation have resulted in substantial increases in the costs of materials, including raw materials, reagents, consumables, and equipment that are required to make or used in the manufacture of our product candidates. Given that we do not currently generate revenue from sales of any of our product candidates, we do not have an ability to offset these increases in our costs. Moreover, given the unpredictable nature of the current economic climate, including future rates of inflation, it may be increasingly difficult for us to predict and control our future expenses, which may harm our ability to conduct our business.

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

We do not currently own or operate any cGMP manufacturing facilities, nor do we have any in-house cGMP manufacturing capabilities. In July 2021, we entered into a long-term lease to establish and operate our own cGMP manufacturing facility to support our late-stage clinical development and early commercial activities across our product portfolio. In June 2022, we decided to move our planned manufacturing from Fremont, California to a facility in Bothell, Washington and entered into a long-term lease to establish and develop our cGMP manufacturing facility at the Bothell facility. Though we plan to begin building out this facility in the near future, we expect that it will take at least several years before we are able to begin manufacturing our product candidates at this facility, if at all. Until we are able to begin manufacturing our product candidates at the Bothell facility, we will rely in part on CDMOs to manufacture our product candidates for preclinical and clinical testing and will continue to rely on CDMOs to manufacture certain of our product candidates thereafter as part of our manufacturing strategy. As described elsewhere in these Risk Factors, given the move of our planned manufacturing to the Bothell facility, it may take us longer to establish and operationalize our manufacturing facility than we originally anticipated, which may delay our ability to begin manufacturing certain of our product candidates internally and extend how long we need rely on CDMOs for the manufacture of such product candidates.

A limited number of CDMOs specialize in or have the expertise required to manufacture our product candidates. Moreover, our CDMOs have limited capacity at their facilities and require commitments to secure availability well in advance of manufacturing any products. Additionally, we face competition from other biopharmaceutical companies to secure availability to manufacture our product candidates at these facilities. If the CDMOs on which we rely to manufacture our product candidates do not have sufficient availability at their facilities to manufacture our product candidates in accordance with our timelines or are not otherwise able to meet our expected deadlines, we will experience delays in manufacturing our product candidates. In addition, our CDMOs face intense competition to attract and retain qualified personnel. If our CDMOs are unable to attract, retain, and motivate qualified personnel, they may be unable to perform their obligations in a timely manner, or their performance may be substandard or may not meet our quality requirements, which could cause us to experience delays in manufacturing our product candidates. Further, as described elsewhere in these Risk Factors, there are few alternatives for the CDMOs that we currently engage, and even if one of our CDMOs fails to perform according to our expectations and we decide to switch to an alternative CDMO, there is no guarantee that such alternative CDMO will be able to perform its obligations in a timely manner or that its performance will meet our expectations or quality requirements. Any delays in manufacturing our product candidates could materially harm our ability to conduct our clinical trials or commercialize our product candidates in a timely manner or at all and could harm our business.

In addition, we rely on multiple CDMOs to produce sufficient quantities of materials required for the manufacture of our product candidates for preclinical testing and future clinical trials, and intend to continue to rely on such CDMOs for the commercial manufacture of certain of our products, if approved. Global supply chain shortages and rising rates of inflation have resulted in substantial increases in the costs of materials, including raw materials, reagents, consumables, and equipment that are required to make or used in the manufacture of our product candidates. If we are unable to obtain such items from third-party sources, or fail to do so on commercially reasonable terms, we may not be able to produce sufficient supply of product candidate or we may be delayed in doing so. Such inability or failure, or any substantial delay in obtaining such items, could materially harm our business.

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

Reliance on CDMOs entails additional risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the CDMO for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the CDMO due to factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications), and the possibility of termination or nonrenewal of the agreement by the CDMO at a time that is costly or damaging to us.

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

The manufacture of our product candidates requires the timely delivery of sufficient amounts of raw and intermediate materials. We purchase, and rely on our CDMOs to purchase, certain of these materials from third-party suppliers in order to produce our product candidates for our preclinical studies. There are a limited number of suppliers of these materials, and we may need to assess alternate suppliers to prevent possible disruption of manufacturing of our product candidates for our preclinical studies, our future clinical trials, and if ultimately approved, commercial sale. We intend to continue to rely on our CDMOs to purchase materials in order to produce product candidates for any clinical trials that we undertake; however, we do not have any control over the process or timing of the acquisition of these materials by our CDMOs or the costs of such materials. We work closely with our CDMOs and suppliers, as applicable, to ensure the continuity of supply, but we cannot ensure that these efforts will always be successful. Further, while we strive to diversify our sources of raw and intermediate materials, in certain instances we acquire raw and intermediate materials from a sole supplier. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to supply these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in the event a new supplier must be used. The time and effort to qualify a new supplier could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which would negatively impact our operating results. Although we generally would not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate, or the raw or intermediate material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidates. While we believe that alternative sources of supply exist where we rely on sole supplier relationships, we cannot ensure that, if needed, we would be able to quickly establish additional or replacement sources for some materials. Moreover, we currently do not have any agreements for the commercial production of these raw or intermediate materials. If any of our product candidates receives regulatory approval and thereafter, we or our CDMOs are unable to purchase these raw or intermediate materials, the commercial launch of our product candidates could be delayed or there could be a shortage in supply of product, which would impair our ability to generate revenues from the sale of such approved product. A reduction or interruption in supply of raw or intermediate materials, and an inability to establish alternative sources for such supply, could adversely affect our ability to manufacture our product candidates or approved products in a timely or cost-effective manner.

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

We depend on patents, know-how, and proprietary technology, both that we own and that we license from others to research, develop, and commercialize our product candidates. We are a party to a number of intellectual property license agreements and acquisition agreements pursuant to which we have acquired certain of our core intellectual property rights. Moreover, we rely upon licenses to certain intellectual property rights and proprietary technology from third parties that are important or necessary for the development of our technology and products, including technology related to our manufacturing processes and our product candidates. These licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in such fields of use or territories. These licenses may also require us to grant back certain intellectual property rights to our licensors and to pay certain amounts relating to sublicensing patent and other rights.

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

Licensing of intellectual property is of critical importance to our business, involves complex legal, business, and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including those relating to:

•	the scope of rights granted under the license agreement and other issues related to interpretation of the agreement;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;
•	our right to sublicense the patent and other rights granted to us under the license agreement to third parties as part of collaborative development relationships;
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

The strength of patents in the biotechnology and pharmaceutical fields can be uncertain and evaluating the scope and validity of such patents involves complex legal, factual, and scientific analyses, which may vary based on the jurisdiction in which the analyses are performed. Patents have in recent years been the subject of much litigation in the United States and worldwide, resulting in court decisions, including United States Supreme Court decisions, that have increased uncertainties as to the patentability of certain inventions as well as the enforceability of patent rights in the future. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our platform technologies or our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the patentability, validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, revoked, or held unenforceable. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered patentable by administrative bodies or valid by courts in either the United States or foreign countries. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing their products to avoid being covered by our claims. If the breadth or strength of protection provided by the patent filings we hold with respect to our platform technologies or our product candidates is threatened, this could dissuade companies from collaborating with us to develop, and could threaten our ability to successfully commercialize, our product candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, as patent rights are time limited, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, subject matter for which patents are difficult to enforce, and other elements of our product candidates, technology, and product discovery and development processes that involve proprietary know-how, information, or technology that we do not cover through patent protection. Any disclosure, either intentional or unintentional, by our current or former employees, contractors, collaborators, or those of third parties, including those with whom we share our facilities and consultants and vendors that we engage to perform research, clinical trials, or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary or confidential information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Because we expect to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

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

Competitors may infringe our patents or other intellectual property or the intellectual property of our licensors. To cease such infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming and could divert the time and attention of our management and scientific personnel. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until patents issue from such applications. In addition, in an infringement proceeding or a declaratory judgment action, a court may decide that one or more of our patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would require substantial diversion of employee resources from our business.

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

Patents have limited terms, and in many jurisdictions worldwide, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent’s term is generally 20 years after its first effective nonprovisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Given the significant amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic therapies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of July 2022 have terms expected to expire on dates ranging from 2023 to 2040, subject to any patent extensions that may be available for such patents. If patents are issued on our patent applications pending as of July 2022, the resulting patents are projected to expire on dates ranging from 2023 to 2043. In addition, although upon issuance in the United States a patent’s term can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may also be available in the United States and in certain other foreign jurisdictions. However, in the United States, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension in the United States does not extend to the full scope of the patent’s claim, but instead only as to the scope of the product as approved. The laws governing analogous patent term extensions in foreign jurisdictions vary widely and many differ from the process in the United States. Additionally, we may not receive an extension of patent term if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. If we are unable to obtain patent term extension, or the term of any such extension is less than we request, the period during which we will have the right to exclude others from using the patent rights will be shortened. Our competitors may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch a biosimilar product earlier than might otherwise be the case, which could reduce our revenue, possibly materially. In general, if we do not have sufficient patent term to protect our platform technologies and product candidates, our business and results of operations will be adversely affected.

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who have access to our confidential information, including third-party vendors of information technology and data security systems and services. While we generally have agreements requiring such vendors to use industry standard practices for data security, we have no operational control over them.

Despite the implementation of security measures (including edge technology designed to identify and protect our network from infiltration by third-party systems), our internal computer systems and those of our CROs, CDMOs, and other contractors and consultants as well as third-party vendors of information technology and data security systems and services are vulnerable to damage and interruptions from security breaches, computer viruses, ransomware, fraud, and similar incidents involving the loss of or unauthorized access to confidential information, including those involving acts by current or former employees, third-party service providers (including providers of information technology-specific services), nation states (including groups associated with or supported by foreign intelligence agencies), organized crime organizations, “hacktivists,” or others. One third-party vendor that experienced such an incident is SolarWinds Corporation (SolarWinds), a provider of information technology monitoring and management products and services, including its Orion Platform products, which are used by over 30,000 businesses, including ours. SolarWinds experienced a cyberattack that appears likely to be the result of a supply chain attack by an outside nation state. SolarWinds has stated that, as a result of the attack, software updates related to its Orion Platform products delivered between March and June 2020 included vulnerabilities, and that its investigation is ongoing. Since being notified of the attack, we have taken steps to mitigate the vulnerabilities identified within the Orion Platform products. We also conducted investigations to determine the extent to which our confidential information was accessed, lost, or stolen as a result of this cyberattack on SolarWinds and concluded that our confidential information was not materially accessed, lost, or stolen as a result of the cyberattack. In addition, the current geopolitical climate and tensions between the United States and certain countries, including Russia and China, may increase our vulnerability to such cybersecurity attacks. For example, in July 2022, the heads of the Federal Bureau of Investigation and MI5 issued joint warnings regarding the threat posed by China to national security in the United States, United Kingdom, and allies in Europe and globally due to the Chinese government’s increasing use of cyber espionage to steal technology from Western corporations and disrupt Western business. Moreover, the biotechnology industry is one of the top industries that China has targeted for domestic growth and development, and it therefore may be a primary target for such cyber espionage efforts. We continue to monitor our systems and upgrade our security capabilities in order to mitigate risk. However, any access to or loss or theft of our confidential information in connection with a future cyberattack could have a material adverse effect on our business.

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

While we have not, to our knowledge, experienced any material system failure, accident, or security breach to date, because techniques used to obtain unauthorized access to or to sabotage systems are constantly evolving and generally are not recognized until they are launched against a target, we cannot be sure that our continued data protection efforts and investment in information technology will prevent future significant breakdowns, data leakages, breaches in our systems or the systems of our third party contractors and collaborators, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If such an event were to occur, it could materially disrupt our operations and programs, and the development of our product candidates could be delayed. For example, the loss of or inability to access clinical trial data for our product candidates could result in delays in further development of our product candidates and in our regulatory, marketing approval, and commercialization efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions or security breaches of our internal information technology systems or our third party contractors and collaborators’ information technology systems could result in the loss, misappropriation, or unauthorized access, use, or disclosure of, or the prevention of access to, our confidential information, which could also result in financial, legal, business, and reputational harm to us. Any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could delay further development and commercialization of our product candidates, harm our reputation directly, require us to comply with federal or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. As a result, we could incur significant legal and financial exposure and reputational damages that could have a material adverse effect on our business.

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

To date, we have not submitted a BLA to the FDA or similar regulatory approval filings to comparable foreign regulatory authorities for any product candidate, and we cannot be certain that any of our product candidates will receive regulatory approval once a BLA or similar application has been submitted. Obtaining approval of a BLA can be a lengthy, expensive, and uncertain process, and as a company we have no experience with the preparation and submission of a BLA or any other application for marketing approval. Further, the FDA has not yet granted approval for a therapeutic derived from stem cells, which we believe may increase the complexity, uncertainty, and length of the regulatory approval process for certain of our product candidates derived from our ex vivo cell engineering platform. In addition, the FDA has the authority to require a REMS plan as part of a BLA approval or after BLA approval, which may impose further requirements or restrictions on the distribution or use of an approved biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria, and requiring treated patients to enroll in a registry.

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

Separately, in response to the ongoing COVID-19 pandemic, in March 2020, the FDA temporarily postponed routine surveillance inspections of domestic and foreign manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

•	the Federal Food, Drug, and Cosmetic Act (FDCA), which prohibits, among other things, the adulteration or misbranding of drugs, biologics, and medical devices;
•

the United States Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;

•

the United States Physician Payments Sunshine Act (Sunshine Act) and its implementing regulations, which requires, among other things, certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services (CMS) information related to certain payments and other transfers of value to physicians, as defined by statute, certain non-physician practitioners (including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members;

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

•	expansion of the entities eligible for discounts under the Public Health program, commonly referred to as the “340B Program;”
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians under the Sunshine Act;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•

establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and

•	a licensure framework for follow-on biologic products.

Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the United States Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.

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

Further, there have been a number of other policy, legislative, and regulatory proposals aimed at changing the pharmaceutical industry. The United States government, state legislatures, and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage, and requirements for substitution of generic products for branded prescription drugs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our product candidates from coverage and limit payments for pharmaceuticals. Under the Biden Administration’s Build Back Better Agenda, for example, Medicare negotiation of prescription drug costs with biopharmaceutical companies is proposed to lower prescription drug costs.

Moreover, currently enacted legislation may not be renewed once it expires, which may make it more difficult for us to obtain regulatory approval for and commercialize our product candidates. For example, the Prescription Drug User Fee Act (PDUFA) was enacted by Congress in 1992 to allow the FDA to collect fees from parties that produce certain human drug and biological products. Among other things, the fees collected under PDUFA provide for the timely review of regulatory submissions, such as BLAs. PDUFA has been renewed six times since its enactment. The current legislative authority for PDUFA expires in September 2022. At that time, new legislation will be required for the FDA to continue collecting prescription drug user fees in future fiscal quarters. There is no guarantee that PDUFA will be renewed in a timely manner, if at all. If PDUFA is not renewed or its renewal is delayed, the FDA’s ability to review any regulatory submissions and related correspondence for our product candidates may be materially adversely impacted.

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

Any clinical trial programs and research collaborations that we engage in outside the United States may implicate international data protection laws, including, in the European Union, the General Data Protection Regulation (GDPR). The GDPR imposes stringent operational requirements for data controllers and data processors of personal data. Among other things, the GDPR requires that detailed notices be provided to clinical trial subjects and investigators, as well as maintenance of certain security levels for personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects. Further, following the United Kingdom’s withdrawal from the European Union, effective as of December 31, 2020, we must comply with both the GDPR and the GDPR as incorporated into United Kingdom national law with respect to any clinical trial data generated from the European Union and the United Kingdom, respectively, which may have differing requirements.

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

We are a preclinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through private placements of our convertible preferred stock and, more recently, through our IPO. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $103.9 million and $161.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $889.3 million. Our losses have resulted principally from expenses incurred for the research and development of our ex vivo and in vivo cell engineering platforms, management and administrative costs, and other expenses incurred while building our business infrastructure.

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

As of June 30, 2022, we had $579.6 million in cash, cash equivalents, and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

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

We agreed to make success payments, payable in cash, pursuant to our license agreement with the President and Fellows of Harvard College (Harvard) and contingent consideration and success payments, payable in cash or stock, pursuant to our acquisition agreement with Cobalt Biomedicine, Inc. (Cobalt). The success payments to Harvard (Harvard Success Payments) are based on increases in the fair value of our common stock. The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x based on a comparison of the per share fair value of our common stock relative to the original $4.00 issuance price at pre-determined valuation measurement dates. The amount of the Harvard Success Payments will not exceed an aggregate of $175.0 million, which maximum amount would only be payable upon a 40x increase in the fair value of our common stock. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. The valuation measurement dates for the Harvard Success Payments are triggered by events that include the one-year anniversary of our IPO, and periodically thereafter, the date of the consummation of a merger, an asset sale, or the sale of the majority of the shares held by our Series A convertible preferred stockholders, and the last day of the term of the Harvard Success Payments. If a higher success payment tier is met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard are credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of June 30, 2022, a Harvard Success Payment had not been triggered. See Note 4, License and collaboration agreements to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more details on the per share common stock values that trigger a Harvard Success Payment.

In connection with the Cobalt acquisition, we are obligated to pay contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million to certain former Cobalt stockholders upon our achievement of certain pre-defined development milestones. Additionally, we are obligated to pay a success payment to certain Cobalt stockholders (Cobalt Success Payment) of $500.0 million if, at pre-determined valuation measurement dates, which include the closing of our IPO and periodically thereafter, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a BLA or new drug application. In addition to our IPO, a valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. The term of the Cobalt Success Payment is 20 years from the date of the Cobalt acquisition. As of June 30, 2022, a Cobalt Success Payment had not been triggered. See Note 3, Acquisitions, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date.

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

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our balance sheets. Under United States generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development-related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment and contingent consideration liabilities may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements. For example, as of June 30, 2022 and December 31, 2021, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was $33.5 million, and $102.5 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $149.4 million and $153.7 million, respectively.

For the three months ended June 30, 2022, we recorded a gain of $2.0 million related to the change in the estimated fair value of the Harvard Success Payments. For the three months ended June 30, 2022, we recorded a gain of $12.1 million related to the change in the estimated fair value of the Cobalt Success Payment. For the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price at June 30, 2022 from $6.43 per share to $7.72 per share would have decreased the gain recorded in the three months ended June 30, 2022 associated with the success payment liability by $1.2 million to $0.8 million. A hypothetical 20% decrease in the common stock price from $6.43 per share to $5.14 per share would have increased the gain recorded in three months ended June 30, 2022 by $1.2 million to $3.2 million.

For the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization at June 30, 2022 from $1.2 billion to $1.5 billion would have decreased the gain recorded in the three months ended June 30, 2022 associated with the success payment liability by $8.0 million to $4.1 million. A hypothetical 20% decrease in our market capitalization from $1.2 billion to $1.0 billion would have increased the gain recorded in the three months ended June 30, 2022 by $7.4 million to $19.5 million.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to discover, develop, and obtain marketing approval for new and innovative products on a cost-effective basis and to market them successfully. In doing so, we face and will continue to face intense competition from a variety of businesses, including large pharmaceutical companies, biotechnology companies, academic institutions, government agencies, and other public and private research organizations. These organizations may have significantly greater resources than we do and conduct similar research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and marketing of products that compete with our product candidates. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources, including intellectual property that may be necessary or useful for the development and commercialization of our product candidates, being concentrated in our competitors and becoming unavailable to us on reasonable commercial terms or at all. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

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

As of June 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, owned approximately 64.7% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interests.

Future sales of our common stock in the public market could cause our common stock price to fall.

Our common stock price could decline as a result of sales of a large number of shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of June 30, 2022, 190.1 million shares of our common stock were outstanding. Substantially all shares of common stock sold in our IPO (excluding any shares sold to our directors or officers in the directed share program) are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (Securities Act), unless held by our “affiliates” as defined in Rule 144 under the Securities Act. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, as well as Rules 144 and 701 under the Securities Act. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Accordingly, these shares may be sold in the public market upon issuance. In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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

•	any intellectual property infringement, misappropriation, or violation lawsuit or opposition, interference, post-grant proceeding, or cancellation proceeding in which we may become involved;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;
•	the impact of global supply chain issues and rising rates of inflation on the costs of laboratory consumables, supplies, and equipment required for our ongoing operations;
•	if any product candidate we may develop receives regulatory approval, the timing and terms of such approval and market acceptance and demand for such product candidate;
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

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns about inflation, energy costs, geopolitical issues, the United States mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. For example, given the volatility in our stock price and the increased difficulty in accessing global credit markets due to the market and economic conditions described above, we have adjusted our pipeline prioritization strategy and resource allocation in order to enable the success of our most advanced product candidates. Accordingly, we may experience delays in developing and commercializing certain product candidates. In addition, if the market and economic conditions described above continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price. As a result, we may be required to further adjust our pipeline prioritization strategy and resource allocation in order to extend our cash runway and enable the success of certain of our product candidates, which may require us to slow or stop the development of other product candidates. Additionally, rising rates of inflation have increased the costs associated with conducting our business, including by causing substantial increases in the costs of materials, including raw materials and consumables, services, and labor. Given that we do not currently generate revenue from sales of any of our product candidates, we do not have an ability to offset these increases in our costs. Moreover, given the unpredictable nature of the current economic climate, including future changes in rates of inflation, it may be increasingly difficult for us to predict and control our future expenses, which may harm our ability to conduct our business.

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

Following the result of a referendum in 2016, the United Kingdom (UK) left the European Union (EU) on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020 (the Transition Period), during which time EU rules continued to apply. Negotiations between the UK and the EU continue in relation to the customs and trading relationship between the UK and the EU following the expiry of the Transition Period.

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the United Kingdom or the EU. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the UK is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the UK, the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the UK or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK or the EU for our product candidates or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability. Any further changes in international trade, tariff, and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended June 30, 2022.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 8, 2021).

4.1	Reference is made to Exhibits 3.1 through 3.2

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252061), filed with the SEC on January 28, 2021).

10.1*†	Lease Agreement by and between the Company and ARE-Seattle No., 39, LLC, dated as of June 1, 2022.

10.2*†	Amendment No. 1 to Option and License Agreement, by and between the Company and Beam Therapeutics Inc., dated as of June 6, 2022.

31.1*+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
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

SANA BIOTECHNOLOGY, INC.

Date: August 4, 2022	By:	/s/ Steven D. Harr, M.D.
Steven D. Harr, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Nathan Hardy
Nathan Hardy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)