Form 10-Q
period 2022-09-30
Sana Biotechnology, Inc.
filed 2022-11-02
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
(Address of principal executive offices)

Registrant’s telephone number, including area code: (206) 701-7914

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SANA	The Nasdaq Stock Market LLC

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

As of October 27, 2022, the registrant had 190,726,445 shares of common stock, $0.0001 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur in a timely manner or at all. You should refer to the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Other sections of this Quarterly Report may include additional factors that could harm our business and financial performance. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sana Biotechnology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$163,343	$253,029
Marketable securities	322,407	297,967
Restricted cash	6,100	-
Prepaid expenses and other current assets	8,400	7,105
Total current assets	500,250	558,101
Long-term marketable securities	25,823	195,881
Property and equipment, net	67,349	65,464
Operating lease right-of-use assets	95,733	96,320
Long-term restricted cash	4,408	8,819
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	4,717	5,000
TOTAL ASSETS	$898,102	$1,129,407
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,993	$2,219
Accrued compensation	24,500	21,131
Accrued expenses and other current liabilities	14,970	10,344
Operating lease liabilities	11,921	9,159
Contingent consideration	59,429	51,382
Success payment liabilities	-	5,000
Total current liabilities	114,813	99,235
Operating lease liabilities, net of current portion	99,859	101,784
Contingent consideration, net of current portion	81,701	102,361
Success payment liabilities, net of current portion	35,710	97,525
Total liabilities	332,083	400,905
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value; 750,000 shares authorized; 189,885 and 184,929 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	19	18
Additional paid-in capital	1,546,807	1,515,210
Accumulated other comprehensive loss	(6,414)	(1,366)
Accumulated deficit	(974,393)	(785,360)
Total stockholders' equity	566,019	728,502
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$898,102	$1,129,407

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$76,735	$53,245	$221,964	$140,121
Research and development related success payments and contingent consideration	(6,062)	16,753	(79,428)	67,778
General and administrative	15,514	13,433	48,240	37,731
Total operating expenses	86,187	83,431	190,776	245,630
Loss from operations	(86,187)	(83,431)	(190,776)	(245,630)
Interest income, net	1,173	158	2,149	409
Other income (expense), net	(106)	10	(406)	24
Net loss	$(85,120)	$(83,263)	$(189,033)	$(245,197)
Net loss per common share - basic and diluted	$(0.45)	$(0.46)	$(1.01)	$(1.53)
Weighted-average number of common shares - basic and diluted	189,303	181,827	187,645	160,515

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(85,120)	$(83,263)	$(189,033)	$(245,197)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities, net	(67)	(95)	(5,048)	(112)
Total comprehensive loss	$(85,187)	$(83,358)	$(194,081)	$(245,309)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	-	$-	184,929	$18	$1,515,210	$(1,366)	$(785,360)	$728,502
Vesting of restricted stock	-	-	1,419	1	(1)	-	-	-
Exercise of stock options	-	-	284	-	652	-	-	652
Stock-based compensation expense	-	-	-	-	7,755	-	-	7,755
Unrealized loss on marketable securities, net	-	-	-	-	-	(3,806)	-	(3,806)
Net loss	-	-	-	-	-	-	(31,448)	(31,448)
Balance as of March 31, 2022	-	$-	186,632	$19	$1,523,616	$(5,172)	$(816,808)	$701,655
Vesting of restricted stock	-	-	1,243	-	-	-	-	-
Exercise of stock options	-	-	320	-	571	-	-	571
Issuance of common stock related to employee stock purchase plan	-	-	235	-	1,008	-	-	1,008
Stock-based compensation expense	-	-	-	-	9,911	-	-	9,911
Unrealized loss on marketable securities, net	-	-	-	-	-	(1,175)	-	(1,175)
Net loss	-	-	-	-	-	-	(72,465)	(72,465)
Balance as of June 30, 2022	-	$-	188,430	$19	$1,535,106	$(6,347)	$(889,273)	$639,505
Issuance of common stock from at the market offering, net of issuance costs of $540	-	-	149	-	724	-	-	724
Vesting of restricted stock	-	-	927	-	-	-	-	-
Exercise of stock options	-	-	379	-	897	-	-	897
Stock-based compensation expense	-	-	-	-	10,080	-	-	10,080
Unrealized loss on marketable securities, net	-	-	-	-	-	(67)	-	(67)
Net loss	-	-	-	-	-	-	(85,120)	(85,120)
Balance as of September 30, 2022	-	$-	189,885	$19	$1,546,807	$(6,414)	$(974,393)	$566,019

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	134,113	$852,897	16,170	$2	$8,216	$30	$(429,432)	$(421,184)
Conversion of convertible preferred stock into common stock upon initial public offering	(134,113)	(852,897)	134,113	13	852,884	-	-	852,897
Issuance of common stock in initial public offering, net of $49,220 in offering costs	-	-	27,025	3	626,402	-	-	626,405
Vesting of restricted stock	-	-	1,428	-	-	-	-
Exercise of stock options	-	-	205	-	298	-	-	298
Stock-based compensation expense	-	-	-	-	4,158	-	-	4,158
Unrealized gain on marketable securities, net	-	-	-	-	-	26	-	26
Net loss	-	-	-	-	-	-	(180,617)	(180,617)
Balance as of March 31, 2021	-	$-	178,941	$18	$1,491,958	$56	$(610,049)	$881,983
Vesting of restricted stock	-	-	1,423	-	-	-	-	-
Exercise of stock options	-	-	212	-	333	-	-	333
Stock-based compensation expense	-	-	-	-	4,941	-	-	4,941
Unrealized loss on marketable securities, net	-	-	-	-	-	(43)	-	(43)
Net income	-	-	-	-	-	-	18,683	18,683
Balance as of June 30, 2021	-	$-	180,576	$18	$1,497,232	$13	$(591,366)	$905,897
Vesting of restricted stock	-	-	1,628	-	-	-	-	-
Exercise of stock options	-	-	704	-	1,596	-	-	1,596
Stock-based compensation expense	-	-	-	-	5,950	-	-	5,950
Unrealized loss on marketable securities, net	-	-	-	-	-	(95)	-	(95)
Net loss	-	-	-	-	-	-	(83,263)	(83,263)
Balance as of September 30, 2021	-	$-	182,908	$18	$1,504,778	$(82)	$(674,629)	$830,085

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(189,033)	$(245,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,430	7,735
Stock-based compensation expense	27,746	15,049
Change in the estimated fair value of contingent consideration	(12,613)	10,080
Change in the estimated fair value of success payment liabilities	(66,815)	57,698
Non-cash expense for operating lease right-of-use assets	8,859	4,597
Other non-cash items, net	(6,687)	(2,255)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	569	(2,985)
Operating lease right-of-use assets and liabilities	1,584	5,028
Accounts payable	2,144	1,397
Accrued expenses and other liabilities	8,833	7,898
Net cash used in operating activities	(213,983)	(140,955)
INVESTING ACTIVITIES:
Purchases of marketable securities	(63,583)	(414,437)
Proceeds from maturities of marketable securities	201,991	266,960
Purchases of property and equipment	(16,274)	(24,660)
Net cash provided by (used in) investing activities	122,134	(172,137)
FINANCING ACTIVITIES:
Proceeds from initial public offering, net of issuance costs	-	626,405
Proceeds from employee stock purchase plan and exercise of stock options, net	3,128	2,227
Proceeds from at the market offering of common stock, net of issuance costs	724	-
Net cash provided by financing activities	3,852	628,632
Net (decrease) increase in cash, cash equivalents, and restricted cash	(87,997)	315,540
Cash, cash equivalents, and restricted cash at beginning of period	261,848	126,949
Cash, cash equivalents, and restricted cash at end of period	$173,851	$442,489
SUPPLEMENTAL CASH FLOW INFORMATION:
Operating lease right-of-use assets obtained in exchange for lease obligations	$21,073	$26,257
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,409	$3,231
Cash received for amounts related to tenant improvement allowances	$2,014	$5,160
Remeasurement of operating lease right-of-use asset for lease modification	$(12,801)	$-

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

In August 2022, the Company entered a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which it may offer and sell through Cowen shares of the Company’s common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of September 30, 2022, the Company had raised approximately $0.7 million in net proceeds under the ATM facility.

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

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of September 30, 2022, the Company had cash, cash equivalents, and marketable securities of $511.6 million, and an accumulated deficit of $974.4 million, which includes cumulative non-cash charges related to the revaluation of the success payment liabilities and contingent consideration of $33.3 million and $89.9 million, respectively.

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

Significant accounting policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are consistent with those discussed in Note 2 in the 2021 Annual Report.

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

As part of the Cobalt acquisition, the Company recorded an intangible asset of $59.2 million, which consists of in-process research and development that is classified as indefinite-lived until the successful development of the associated research and development technology, at which point it becomes a finite-lived asset and will be amortized over its estimated useful life. If the research and development technology is abandoned, an impairment charge will be recorded. The Company is actively developing the fusogen technology and, accordingly, development of the intangible asset is not complete. Amortization will begin when regulatory approval of a product based on the fusogen technology is obtained in a major market, typically either the United States or the European Union.

The Company recognized $140.6 million of goodwill as a result of the Cobalt acquisition, which is primarily attributable to the value the acquisition provides the Company by complementing the Company’s ex vivo portfolio with the in vivo fusogen cell engineering technology and furthering the Company’s research in using engineered cells as medicines. The goodwill is not deductible for income tax purposes. There were no impairments of the intangible asset or goodwill since the acquisition.

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company has an obligation to pay certain former Cobalt stockholders up to an aggregate of $500.0 million in contingent consideration (Cobalt Contingent Consideration) upon the achievement of certain pre-specified development milestones, and a success payment (Cobalt Success Payment) of up to $500.0 million, payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, which include the closing of the Company’s IPO and periodically thereafter, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a program based on the fusogen technology in a clinical trial pursuant to an investigational new drug application, or has filed for, or received approval for, a biologics license application or new drug application. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. As of September 30, 2022, a Cobalt Success Payment had not been triggered.

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value, with changes in fair value recognized in the statements of operations in research and development related success payments and contingent consideration. As of September 30, 2022 and December 31, 2021, the estimated fair value of the Cobalt Success Payment liability was $31.9 million and $88.3 million, respectively, and was recorded in long-term liabilities in the balance sheets. In connection with the change in the estimated fair value of the Cobalt Success Payment, the Company recognized expenses of $2.4 million and $21.8 million for the three months ended September 30, 2022 and 2021, respectively, and a gain of $56.5 million and expense of $46.9 million, for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the estimated fair value of the Cobalt Contingent Consideration was $141.1 million, of which $59.4 million was recorded in short-term liabilities and $81.7 million was recorded in long-term liabilities in the balance sheet. As of December 31, 2021, the estimated fair value of the Cobalt Contingent Consideration was $153.7 million, of which $51.4 million was recorded in short-term liabilities and $102.3 million was recorded in long-term liabilities in the balance sheet. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, the Company recognized gains of $8.3 million and $8.5 million for the three months ended September 30, 2022 and 2021, respectively, and a gain of $12.6 million and an expense of $10.1 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Under the terms of the agreement, the Company may be required to pay to Harvard up to an aggregate of $175.0 million in success payments, payable in cash, based on increases in the fair value of the Company’s common stock (Harvard Success Payments). The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at pre-determined valuation measurement dates, which include the one-year anniversary of our IPO, and periodically thereafter, the date of the consummation of a merger, an asset sale, or the sale of the majority of the shares held by the Company’s Series A convertible preferred stockholders, and the last day of the term of the Harvard Success Payments. As of September 30, 2022, a Harvard Success Payment had not been triggered.

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

The Harvard Success Payment liabilities are carried at fair value, with changes in fair value recognized in the statements of operations in research and development related success payments and contingent consideration. As of September 30, 2022, the estimated fair value of the Harvard Success Payment liability was $3.8 million, which was recorded in long-term liabilities in the balance sheet. As of December 31, 2021, the estimated fair value of the Harvard Success Payment liability was $14.2 million, of which $5.0 million was recorded in short-term liabilities and $9.2 million was recorded in long-term liabilities in the balance sheet. In connection with the change in the estimated fair value of the Harvard Success Payment liability, the Company recognized a gain of $0.2 million and an expense of $3.4 million, respectively, for the three months ended September 30, 2022 and 2021, and a gain of $10.3 million and an expense of $10.8 million, respectively, for the nine months ended September 30, 2022 and 2021.

5. Restricted cash

As of September 30, 2022 and December 31, 2021, the Company maintained standby letters of credit of $10.5 million and $8.8 million, respectively, which are collateralized with a bank account at a financial institution in accordance with the applicable lease agreements. The Company’s letter of credit related to its lease for industrial space located in Fremont, California will reduce from $6.7 million to $0.6 million in July 2023, and as such, $6.1 million in restricted cash is included in current assets on the balance sheet as of September 30, 2022.

6. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		September 30, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$74,981	$-	$-	$74,981
U.S. government and agency securities	Level 2	54,644	7	(2)	54,649
Corporate debt securities	Level 2	200	-	-	200
Total cash equivalents		129,825	7	(2)	129,830
Short-term marketable securities:
U.S. government and agency securities	Level 2	278,844	5	(4,859)	273,990
Corporate debt securities	Level 2	49,096	-	(679)	48,417
Total short-term marketable securities		327,940	5	(5,538)	322,407
Long-term marketable securities:
U.S. government and agency securities	Level 2	26,709	-	(886)	25,823
Total long-term marketable securities		26,709	-	(886)	25,823
Other assets	Level 3	370	-	-	370
Total financial assets		$484,844	$12	$(6,426)	$478,430
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$59,429	$-	$-	$59,429
Total short-term financial liabilities		59,429	-	-	59,429
Long-term financial liabilities:
Contingent consideration	Level 3	81,701	-	-	81,701
Success payment liabilities	Level 3	35,710	-	-	35,710
Total long-term financial liabilities		117,411	-	-	117,411
Total financial liabilities		$176,840	$-	$-	$176,840

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$224,671	$-	$-	$224,671
Corporate debt securities	Level 2	2,345	-	-	2,345
Total cash equivalents		227,016	-	-	227,016
Short-term marketable securities:
U.S. government and agency securities	Level 2	162,854	1	(195)	162,660
Corporate debt securities	Level 2	135,441	-	(134)	135,307
Total short-term marketable securities		298,295	1	(329)	297,967
Long-term marketable securities:
U.S. government and agency securities	Level 2	176,492	-	(925)	175,567
Corporate debt securities	Level 2	20,427	-	(113)	20,314
Total long-term marketable securities		196,919	-	(1,038)	195,881
Other assets	Level 3	426	-	-	426
Total financial assets		$722,656	$1	$(1,367)	$721,290
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$51,382	$-	$-	$51,382
Success payment liabilities	Level 3	5,000	-	-	5,000
Total short-term financial liabilities		56,382	-	-	56,382
Long-term financial liabilities:
Contingent consideration	Level 3	102,361	-	-	102,361
Success payment liabilities	Level 3	97,525	-	-	97,525
Total long-term financial liabilities		199,886	-	-	199,886
Total financial liabilities		$256,268	$-	$-	$256,268

The Company measures the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. The Level 2 marketable securities include U.S. government and agency securities and corporate debt securities and are valued based on either recent trades of securities in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, for the periods presented:

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
September 30, 2022
U.S. government and agency securities	$110,150	$(1,425)	$193,970	$(4,322)	$304,120	$(5,747)
Corporate debt securities	14,000	(272)	34,617	(407)	48,617	(679)
Total	$124,150	$(1,697)	$228,587	$(4,729)	$352,737	$(6,426)
December 31, 2021
U.S. government and agency securities	$329,883	$(1,120)	$-	$-	$329,883	$(1,120)
Corporate debt securities	156,662	(247)	-	-	156,662	(247)
Total	$486,545	$(1,367)	$-	$-	$486,545	$(1,367)

As of September 30, 2022 and December 31, 2021, the fair value of securities held by the Company in an unrealized loss position were $352.7 million and $486.5 million, respectively. As of September 30, 2022, there were 34 securities held by the

Company in an unrealized loss position that had been in an unrealized loss position over 12 months, and no securities in an unrealized loss position over 12 months as of December 31, 2021. The Company determined that there was no material change in the credit risk of the investments described above during the three and nine months ended September 30, 2022. As such, an allowance for credit losses has not been recognized. As of September 30, 2022, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of September 30, 2022, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of September 30, 2022, the balance in accumulated other comprehensive loss included the net unrealized losses related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the maturity of available-for-sale securities during the three and nine months ended September 30, 2022 or 2021.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2021	$153,743	$88,353	$14,172
Changes in fair value - gain	(528)	(46,823)	(8,087)
Balance as of March 31, 2022	153,215	41,530	6,085
Changes in fair value - gain	(3,830)	(12,073)	(2,025)
Balance as of June 30, 2022	149,385	29,457	4,060
Changes in fair value - expense (gain)	(8,255)	2,439	(246)
Balance as of September 30, 2022	$141,130	$31,896	$3,814

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

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	September 30, 2022		December 31, 2021
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	18.0% - 20.7%	19.2%	10.9% - 11.6%	11.2%
Probability of milestone achievement	3.3% - 85.0%	34.5%	5.0% - 75.0%	33.8%

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

Success payments

The Company utilizes significant estimates and assumptions in determining the estimated fair value of the success payment liabilities and the associated expense or gain at each balance sheet date. The estimated fair value of each of the Cobalt and Harvard success payment liabilities was determined using a Monte Carlo simulation methodology, which models the estimated fair value of the liability based on several key assumptions, including: expected volatility, remaining term, risk-free interest rate, estimated number and timing of valuation measurement dates on the basis of which payment may be triggered, and, for the Cobalt Success Payment, the Company’s market capitalization, and, for the Harvard Success Payments, the per share fair value of the Company’s common stock.

The fair values of the Cobalt and Harvard success payment liabilities were calculated using the following unobservable inputs:

	September 30, 2022		December 31, 2021
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	70%	70%	70%	70%
Expected term (years)	16.4	8.5	17.1	9.2

7. Property and equipment, net

Property and equipment, net consists of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Laboratory equipment	$59,511	$47,684
Leasehold improvements	34,427	33,848
Construction in progress	835	1,388
Computer equipment, software, and other	2,772	1,318
Total property and equipment, at cost	97,545	84,238
Less: Accumulated depreciation	(30,196)	(18,774)
Property and equipment, net	$67,349	$65,464

Depreciation expense was $4.0 million and $2.8 million for the three months ended September 30, 2022 and 2021, respectively, and $11.4 million and $7.7 million for the nine months ended September 30, 2022 and 2021, respectively.

8. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Accrued compensation:
Accrued bonuses	$13,575	$13,814
Accrued paid time off	5,550	4,429
Accrued payroll	5,375	2,888
Total accrued compensation	$24,500	$21,131
Accrued expenses and other current liabilities:
Accrued research and development services	$8,610	$3,419
Accrued professional fees	2,317	1,971
Accrued property and equipment	1,795	2,566
Other accrued current liabilities	2,248	2,388
Total accrued expenses and other current liabilities	$14,970	$10,344

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

In June 2022, the Company entered into a lease agreement for 79,565 square feet of office, laboratory, and industrial space located in Bothell, Washington (the Bothell facility). The initial term of the lease is 16 years from the date the premises are delivered to the Company for construction of certain tenant improvements and includes the option to extend the lease for up to three additional five-year terms. The lease agreement also provides for up to $19.9 million for reimbursement of tenant improvements, as well as an additional $8.0 million for tenant improvements, available at the Company’s election, which the Company would be obligated to repay to the landlord monthly over the initial term of the lease with interest at a rate of 6.5% per annum. The Company will be obligated to pay base rent of approximately $68.8 million over the initial term of the lease. In accordance with the lease agreement, the Company has obtained a letter of credit in the amount of $1.6 million. The Company plans to recognize the right-of-use asset and lease liability when the lease commences.

In July 2021, the Company entered into a lease for industrial space located in Fremont, California (the Fremont facility), with the intent to establish and develop its manufacturing operations at the Fremont facility. However, the Company determined in June 2022 to establish and develop its manufacturing operations at the Bothell facility rather than the Fremont facility. The original right-of-use asset and lease liability for the Fremont facility was calculated assuming the Company would exercise its option to renew the lease for two additional five-year terms. The Company remeasured the lease for the Fremont facility due to the shorter expected lease term, which resulted in a $12.8 million reduction in the related right-of-use asset and lease liability. Additionally, for the nine months ended September 30, 2022, the Company wrote-off $4.5 million of construction in progress costs incurred in connection with the Fremont facility in general and administrative expense in the statement of operations.

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

The following table summarizes the Company’s lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$6,146	$4,303	$17,692	$11,368
Short-term lease cost	-	-	-	512
Variable lease cost	1,831	1,286	5,223	4,015
Total lease cost	$7,977	$5,589	$22,915	$15,895

As of September 30, 2022, the weighted-average remaining lease term was 6.4 years, and the weighted-average incremental borrowing rate was 9.65%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year, as of September 30, 2022 (in thousands):

2022 (remaining 3 months)	$4,733
2023	25,113
2024	24,326
2025	24,302
2026	21,183
2027 and thereafter	55,103
Total undiscounted lease payments	154,760
Less: imputed interest	(41,663)
Less: tenant improvement allowances	(1,317)
Present value of operating lease liabilities	111,780
Less: current portion of operating lease liabilities	(11,921)
Operating lease liabilities, net of current portion	$99,859

10. Stockholders’ equity

The Company amended and restated its certificate of incorporation, effective February 2021, which increased the number of shares of all classes of stock the Company has authority to issue to 800.0 million shares, of which 750.0 million shares are common stock and 50.0 million shares are preferred stock.

As of September 30, 2022, there were 189.9 million shares of the Company’s common stock outstanding, excluding 0.8 million shares of restricted common stock outstanding that were subject to vesting requirements.

In August 2022, the Company put in place the ATM facility, under which the Company entered a sales agreement with Cowen, acting as sales agent, pursuant to which the Company may offer and sell through Cowen shares of the Company’s common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at the market equity offerings. As of September 30, 2022, the Company had raised approximately $0.7 million in net proceeds under the ATM facility.

11. Stock-based compensation

Equity incentive plans

In February 2021, the Company adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (2021 ESPP), both of which became effective on the completion of the Company’s IPO. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering period or on the purchase date. As of September 30, 2022, 12.6 million shares and 3.6 million shares were available for future issuance under the 2021 Plan and the 2021 ESPP, respectively.

Stock-based compensation expense

Stock-based compensation expense is recognized in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$7,437	$4,072	$20,557	$9,888
General and administrative	2,643	1,878	7,189	5,161
Total stock-based compensation expense	$10,080	$5,950	$27,746	$15,049

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of September 30, 2022 are as follows:

	Stock Options	RSAs	RSUs
Unrecognized stock-based compensation expense (in thousands)	$92,582	$860	$5,317
Weighted-average period costs expected to be recognized (in years)	2.8	1.0	2.5

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	17,337	$8.96	8.7	$141,718
Granted	11,375	6.15
Exercised	(983)	2.16
Forfeited/Cancelled	(2,187)	8.53
Outstanding as of September 30, 2022	25,542	$8.00	8.6	$24,279
Exercisable as of September 30, 2022	6,604	$6.90	7.8	$13,114

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Nine Months Ended September 30,
Assumptions	2022	2021
Risk free interest rate	1.56% - 3.94%	0.46% - 1.15%
Expected volatility	70%	70%
Expected term (years)	5.50 - 6.25	5.50 - 6.40
Expected dividend	0%	0%

The following table summarizes additional information related to stock option activity:

	Nine Months Ended September 30,
	2022	2021
Weighted average grant date fair value per share for options granted	$3.96	$14.64
Aggregate intrinsic value of stock options exercised (in thousands)	$5,854	$22,187

Restricted stock

A summary of the Company’s restricted stock activity is as follows:

	RSAs (in thousands)	RSAs Weighted-Average Grant Date Fair Value per Share	RSUs (in thousands)	RSUs Weighted-Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2021	4,365	$0.43	141	$9.43
Granted	-	-	983	6.33
Vested	(3,530)	0.28	(59)	8.56
Forfeited	(29)	-	(88)	4.66
Unvested shares as of September 30, 2022	806	$1.13	977	$6.82

The fair value of RSAs vested during the nine months ended September 30, 2022 and 2021 was $1.0 million and $1.1 million, respectively. The fair value of RSUs vested during the nine months ended September 30, 2022 and 2021 was $0.4 million and $0.3 million, respectively.

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

The Company applies judgment in its determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of September 30, 2022 and December 31, 2021, the Company’s uncertain tax positions were immaterial.

13. Net loss per share

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company was in a loss position for all periods presented; therefore, basic and diluted net loss per share are the same for all periods, as the inclusion of all potential common securities outstanding would have been anti-dilutive.

The following securities were excluded from the calculation of net loss per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Options to purchase common stock	25,542	17,284
Unvested restricted common stock	806	5,791
Unvested RSUs	977	150
Total	27,325	23,225

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K as filed with the SEC on March 16, 2022 (2021 Annual Report). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements that are based upon current beliefs, plans, and expectations related to future events and our future financial performance that involve risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of numerous factors, including those set forth in the section titled “Risk Factors.” See also the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We were founded on the belief that engineered cells will be one of the most important transformations in medicine over the next several decades. The burden of diseases that can be addressed at their root cause through engineered cells is significant. We view engineered cells as having the potential to be as therapeutically disruptive as biologics to clinical practice. Our long-term aspirations are to be able to control or modify any gene in the body, to replace any cell that is damaged or missing, and to markedly improve access to cellular and gene-based medicines. We have brought together an experienced group of scientists, engineers, and company builders and combined them with the necessary technologies to move this vision forward. We are developing ex vivo and in vivo cell engineering platforms to revolutionize treatment across a broad array of therapeutic areas with unmet treatment needs, including oncology, diabetes, central nervous system disorders, cardiovascular diseases, and genetic disorders, among others. Our platform progress, broad capabilities, and strong balance sheet enable us to execute on a broad vision, with a goal of submitting our first investigational new drug application (IND) in 2022, with the opportunity to file multiple INDs per year beyond 2022.

Frequently in disease, cells are damaged or missing entirely, and an effective therapy needs to replace the entire cell, an approach referred to as cell therapy or ex vivo cell engineering. A successful therapeutic requires an ability to manufacture cells at scale that engraft, function, and have the necessary persistence in the body. Of these, long-term persistence related to overcoming immunologic rejection of another person’s cells has been the most challenging, which has led many to focus on autologous, or a patient’s own, cells as the therapeutic source. However, autologous therapies require a complex process of harvesting cells from the patients, manipulating them outside the body, and returning them to the patient. Products utilizing this approach have had to manage significant challenges such as scalability, product variability, product quality, cost, patient accessibility, and a limited number of cell types being amenable to this approach. Given these limitations, rather than utilizing autologous cells to overcome immune rejection, we have invested in creating hypoimmune cells that can “hide” from the patient’s immune system. We are striving to make therapies utilizing pluripotent stem cells with our hypoimmune genetic modifications as the starting material, which we then differentiate into a specific cell type, such as a pancreatic islet cell, before treating the patient. Additionally, for cell types for which effective differentiation protocols from a stem cell have not yet been developed, such as T cells, instead of starting from a pluripotent stem cell, we can utilize allogeneic, fully-differentiated cells sourced from a donor as the starting material to which we then apply our hypoimmune genetic modifications.

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
					Beta-thalassemia

We continue to make progress on developing our cell engineering platforms and advancing our product candidates through preclinical development and toward potential IND submissions. Given the depth and breadth of our portfolio, we expect to continue to assess and prioritize our programs on an ongoing basis based on various factors, including internal and external opportunities and constraints, which may result in our decision to advance certain programs ahead or instead of others. As certain of our product candidates advance toward potential IND submissions, we are conducting GLP toxicity studies and establishing necessary scale-up for our manufacturing processes.

We remain on track to file an IND in 2022 for our hypoimmune-modified CD19-targeted allogeneic CAR T (SC291).  Preclinical data continue to highlight the potential for our hypoimmune platform to hide our allogeneic cells from immune detection, creating the potential for longer CAR T cell persistence and higher durable complete response rates in cancer patients.  Our in vivo CAR T with CD8-targeted fusogen delivery of a CD19-targeted CAR (SG295) has the potential to generate CAR T cells in vivo, which would potentially eliminate the need for conditioning chemotherapy and complex CAR T cell manufacturing. We have demonstrated the ability to safely and selectively deliver the CAR gene to T cells in vivo and to generate active CAR T cells in multiple preclinical models. Recently, our scientists have made progress in a second-generation manufacturing process that results in at least a 50X improvement in product potency, which we believe has the potential to translate into better efficacy, safety and long-term manufacturability. In the fourth quarter of 2022, we decided to bring this second-generation process forward for our first-in-human studies in patients with B cell malignancies. While implementing this change in our manufacturing process will delay the IND for our SG295 program until 2023, we believe the improved process has the potential to provide a better therapy for patients.

Our goal is to also file an IND for our ex vivo hypoimmune allogeneic CD19/CD22 CAR T (SC276) product candidate as early as 2023 and an IND for our ex vivo hypoimmune islet cell (SC451) product candidate as early as 2024. The SC276 program will incorporate our hypoimmune platform, potentially offering greater persistence compared to other allogeneic CAR T therapies, and target CD22 and/or CD19 expressing cells. This therapy has the potential to treat patients with B cell malignancies who have either failed previous CAR T therapies or are naive to CAR T therapy. The SC451 program also leverages our hypoimmune platform. The goal of SC451is to transplant hypoimmune islet cells with no immunosuppression into patients with type 1 diabetes so that these cells produce insulin in a physiologic manner in response to glucose. We believe each of these programs has the potential to generate clinical data in 2024. Based on our current timelines for our lead programs, we believe our cash runway will enable multiple data readouts across our platforms. For details regarding our product candidates, see the section titled “Business— Overview” in Part I, Item 1 included in our 2021 Annual Report.

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

We were incorporated in July 2018, and our operations to date have included developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, acquiring technology, organizing and staffing the company, developing and executing our business plan, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. Our net losses for the nine months ended September 30, 2022 and 2021 were $189.0 million and $245.2 million, respectively, and resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations. As of September 30, 2022, we had an accumulated deficit of $974.4 million, which includes non-cash charges of $33.3 million and $89.9 million related to the revaluation of the success payment liabilities and contingent consideration, respectively.

In February 2021, we completed our initial public offering (IPO) and issued 27.0 million shares of our common stock, including 3.5 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price of $25.00 per share and received net proceeds of $626.4 million. Prior to the IPO, we funded our operations from the issuance and sale of our convertible preferred stock, raising an aggregate of $705.5 million in gross proceeds. As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $511.6 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

We anticipate that our expenses and operating losses will increase for the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities if and as we continue to advance our ex vivo and in vivo cell engineering platforms; continue preclinical development of our current and future product candidates and initiate additional preclinical studies; commence clinical studies of our current and future product candidates; establish our manufacturing capabilities, including developing our contract development and manufacturing relationships and building our internal manufacturing capabilities; acquire and license technologies aligned with our ex vivo and in vivo cell engineering platforms; seek regulatory approval of our current and future product candidates; expand our operational, financial, and management systems; increase personnel, including personnel to support our preclinical and clinical development, manufacturing, and commercialization efforts; continue to develop, grow, prosecute, and defend our intellectual property portfolio; and incur additional legal, accounting, or other expenses in operating our business, including the costs associated with operating as a public company.

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

COVID-19 business update

The global COVID-19 pandemic continues to evolve rapidly, and we continue to monitor it closely. The extent of the impact of the ongoing COVID-19 pandemic on our business, operations, and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration of the COVID-19 pandemic and spread of COVID-19, and the pandemic’s impact on our ability to build out and operationalize our internal manufacturing facility, expand our laboratory space, and enroll patients in clinical trials, and the impact of the pandemic on our clinical trial sites, contract research organizations (CROs), contract development and manufacturing organizations (CDMOs), suppliers of key materials and supplies, including raw materials, consumables, and other equipment necessary to manufacture our product candidates, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have experienced modest delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs and academic institutions that have since resumed operations, and stay-at-home orders in

Washington, California, and Massachusetts, where our operations are located. However, to the extent possible, we are conducting business as usual, with many of our administrative employees continuing to work outside of our offices on at least a part-time basis.

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

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain pre-specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, which include the closing of our IPO and periodically thereafter, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application or new drug application. A valuation measurement date would also be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of September 30, 2022, a Cobalt Success Payment had not been triggered.

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

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. Future valuation measurement dates are triggered by certain events, which include the one-year anniversary of our IPO, and periodically thereafter, the date of the consummation of a merger, an asset sale, the sale of the majority of the shares held by our Series A convertible preferred stockholders, and the last day of the term of the Harvard Success Payments. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of September 30, 2022, a Harvard Success Payment had not been triggered.

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

Research and development expenses consist of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation, external research and development expenses incurred under arrangements with third parties, including CDMO manufacturing costs (including pass-through costs) and clinical trial costs, costs for laboratory supplies, costs to acquire and license technologies aligned with our goal of translating engineered cells to medicines, facility expenses, including rent, depreciation, and allocated overhead costs, and other research and development expenses. The timing and amount of costs to acquire and license technologies in the future cannot be reliably estimated and may fluctuate from quarter to quarter and year to year.

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

Research and development related success payments and contingent consideration

Research and development related success payments and contingent consideration include the change in the estimated fair value of our Cobalt Success Payment and Harvard Success Payment liabilities and Cobalt Contingent Consideration liability. The expense or gain associated with our research and development related success payments and contingent consideration is unpredictable, in part, because our success payments are impacted by changes in our common stock price and market capitalization at the end of each reporting period, and may continue to vary significantly from quarter to quarter and year to year due to changes in the assumptions used in the calculations.

General and administrative

General and administrative expenses consist of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation for our employees in finance, legal, executive, human resources, and information technology functions, legal and consulting fees, insurance fees, and facility costs not otherwise included in research and development expenses. Legal fees include those related to corporate and patent matters. Included in general and administrative expenses for the nine months ended September 30, 2022 are construction in progress costs incurred in connection with the write-off of our previously planned manufacturing facility in Fremont, California (Fremont facility), which will be replaced by our facility in Bothell, Washington (Bothell facility).

We anticipate that our general and administrative expenses will increase over the foreseeable future to support our expanded research and development activities, grow our business, and support future possible business development opportunities, but at a slower rate than our research and development expenses. We also anticipate that we will continue to incur expenses related to audit and legal services associated with operating as a public company, maintaining compliance with the rules and regulations of the Securities and Exchange Commission (SEC) and standards applicable to companies listed on a national securities exchange, director and officer insurance costs, investor relations activities, and other administrative and professional services.

Results of operations

Comparison of the three and nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$76,735	$53,245	$23,490	$221,964	$140,121	$81,843
Research and development related success payments and contingent consideration	(6,062)	16,753	(22,815)	(79,428)	67,778	(147,206)
General and administrative	15,514	13,433	2,081	48,240	37,731	10,509
Total operating expenses	86,187	83,431	2,756	190,776	245,630	(54,854)
Loss from operations	(86,187)	(83,431)	(2,756)	(190,776)	(245,630)	54,854
Interest income, net	1,173	158	1,015	2,149	409	1,740
Other income (expense), net	(106)	10	(116)	(406)	24	(430)
Net loss	$(85,120)	$(83,263)	$(1,857)	$(189,033)	$(245,197)	$56,164

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Personnel	$30,950	$20,972	$9,978
Research, development, and laboratory	20,080	13,326	6,754
Third-party manufacturing	7,845	4,612	3,233
Facility and other allocated costs	16,286	13,199	3,087
Other	1,574	1,136	438
Total research and development expense	$76,735	$53,245	$23,490

Research and development expense was $76.7 million and $53.2 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $23.5 million was primarily due to:

•

an increase of $10.0 million in personnel-related expenses, including an increase in non-cash stock-based compensation of $3.4 million, which was attributable to an increase in headcount to expand our research and development capabilities;

•	an increase of $6.8 million in research, development, and laboratory costs;
•	an increase of $3.2 million in third-party manufacturing costs for CDMOs, including pass-through costs for materials; and
•	an increase of $3.1 million in facility costs, including rent and depreciation, and allocated overhead costs.

The following table summarizes the components of our research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Personnel	$89,077	$56,105	$32,972
Research, development, and laboratory	54,314	39,188	15,126
Third-party manufacturing	20,941	6,848	14,093
Facility and other allocated costs	47,441	33,667	13,774
Acquisition and licensing of technology	6,602	1,845	4,757
Other	3,589	2,468	1,121
Total research and development expense	$221,964	$140,121	$81,843

Research and development expense was $222.0 million and $140.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $81.9 million was primarily due to:

•

an increase of $33.0 million in personnel-related expenses, including an increase in non-cash stock-based compensation of $10.7 million, which was attributable to an increase in headcount to expand our research and development capabilities;

•	an increase of $15.1 million in research, development, and laboratory costs;
•	an increase of $14.1 million in third-party manufacturing costs for CDMOs, including pass-through costs for materials;
•	an increase of $13.8 million in facility costs, including rent and depreciation, and allocated overhead costs; and
•	an increase of $4.8 million primarily related to licensing technology related to our CD22 and BCMA programs.

Research and development related success payments and contingent consideration

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the for the periods presented:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Cobalt success payment	$2,439	$21,790	$(19,351)
Harvard success payments	(246)	3,439	(3,685)
Contingent consideration	(8,255)	(8,476)	221
Total research and development related success payments and contingent consideration	$(6,062)	$16,753	$(22,815)

The expense related to the change in the estimated fair value of our Cobalt Success Payment was $2.4 million for the three months ended September 30, 2022, compared to $21.8 million for the same period in 2021. The changes in value were due to changes in our market capitalization and scientific progress toward filing an IND for SG295 during the relevant periods. The gain related to the change in the estimated fair value of our Harvard Success Payments was $0.2 million for the three months ended September 30, 2022, compared to an expense of $3.4 million for the same period in 2021. The changes in value were due to changes in our common stock price during the relevant periods. The gain related to the change in the estimated fair value of our Cobalt Contingent Consideration was $8.3 million for the three months ended September 30, 2022, compared to $8.5 million for the same period in 2021. The changes in value were primarily due to variability of the discount rates used in the calculation offset by scientific progress toward the achievement of milestones during the relevant periods.

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the for the periods presented:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Cobalt success payment	$(56,457)	$46,915	$(103,372)
Harvard success payments	(10,358)	10,783	(21,141)
Contingent consideration	(12,613)	10,080	(22,693)
Total research and development related success payments and contingent consideration	$(79,428)	$67,778	$(147,206)

The gain related to the change in the estimated fair value of our Cobalt Success Payment was $56.5 million for the nine months ended September 30, 2022, compared to an expense of $46.9 million for the same period in 2021. The changes in value were due to changes in our market capitalization and scientific progress toward filing an IND for SG295 during the relevant periods. The gain related to the change in the estimated fair value of our Harvard Success Payments was $10.4 million for the nine months ended September 30, 2022, compared to an expense of $10.8 million for the same period in 2021. The changes in value were due to changes in our common stock price during the relevant periods. The gain related to the change in the estimated fair value of our Cobalt Contingent Consideration was $12.6 million for the nine months ended September 30, 2022, compared to an expense of $10.1 million for the same period in 2021. The changes in value were primarily due to variability of the discount rates used in the calculation offset by scientific progress toward the achievement of milestones during the relevant periods.

General and administrative Expenses

General and administrative expenses were $15.5 million and $48.2 million for the three and nine months ended September 30, 2022, respectively, compared to $13.4 million and $37.7 million for the same periods in 2021, respectively.

The increase of $2.1 million for the three months ended September 30, 2022 was primarily due to operating costs related to the Fremont facility of $1.0 million and non-cash stock-based compensation of $0.8 million.

The increase of $10.5 million for the nine months ended September 30, 2022 was primarily due to increased personnel-related expenses of $4.6 million, including non-cash stock-based compensation of $2.1 million, primarily attributable to an increase in headcount to build our infrastructure, the write-off of $4.5 million of construction in progress costs incurred in connection with the Fremont facility, and operating costs related to the Fremont facility of $1.1 million. These increases were partially offset by a decrease in legal fees of $1.6 million.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of September 30, 2022, we had $511.6 million in cash, cash equivalents, and marketable securities. To date we have raised an aggregate of approximately $1.3 billion in net proceeds from sales of common stock and private placements of our convertible preferred stock.

In August 2022, we entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of September 30, 2022, we had raised approximately $0.7 million in net proceeds under the ATM facility.

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
•

the cost, timing, and scope of building our manufacturing capabilities, as well as costs associated with the manufacturing of clinical and commercial supplies of our current and future product candidates;

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(213,983)	$(140,955)
Investing activities	122,134	(172,137)
Financing activities	3,852	628,632
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(87,997)	$315,540

Operating activities

During the nine months ended September 30, 2022, net cash used in operating activities was $214.0 million, consisting primarily of net loss of $189.0 million, the change in net operating assets and liabilities of $13.1 million, and non-cash adjustments of $38.1 million. The non-cash adjustments of $38.1 million consisted of gains of $66.8 million and $12.6 million for revaluation of our success payment liabilities and contingent consideration, respectively, non-cash stock-based compensation expense of $27.7 million, depreciation expense of $11.4 million, and other non-cash adjustments of $2.2 million.

During the nine months ended September 30, 2021, net cash used in operating activities was $141.0 million, consisting primarily of net loss of $245.2 million and the change in net operating assets and liabilities of $11.3 million, partially offset by non-cash adjustments of $92.9 million. The non-cash adjustments of $92.9 million consisted primarily of expenses of $57.7 million and $10.1 million for revaluation of our success payment liabilities and contingent consideration, respectively, non-cash stock-based compensation expense of $15.0 million, depreciation expense of $7.7 million, and other non-cash adjustments of $2.4 million.

Investing activities

During the nine months ended September 30, 2022, cash provided by investing activities was $122.1 million, consisting of net purchases and maturities of marketable securities of $138.4 million, partially offset by purchases of property and equipment of $16.3 million. During the nine months ended September 30, 2021, cash used in investing activities was $172.1 million, consisting of net purchases and maturities of marketable securities of $147.4 million, and purchases of property and equipment of $24.7 million.

Financing activities

During the nine months ended September 30, 2022, cash provided by financing activities was $3.9 million, consisting primarily of proceeds from issuance of common stock. During the nine months ended September 30, 2021, cash provided by financing activities was $628.6 million, consisting primarily of net proceeds from our IPO of $626.4 million.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of September 30, 2022:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations(1)	$22,742	$54,713	$49,972	$96,144	$223,571

(1)	As part of our decision to move the site of our manufacturing facility to Bothell, Washington from Fremont, California, we intend to sublease or terminate the lease for the Fremont facility.

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of September 30, 2022 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 of our 2021 Annual Report for more information about these payment obligations.

We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock, pursuant to the terms and conditions in the Cobalt acquisition agreement, and up to an aggregate of $175.0 million in success payments to Harvard, payable in cash. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” in our 2021 Annual Report and Note 4, License and collaboration agreements, to our condensed consolidated financial statements located elsewhere in this Quarterly Report for more information on these success payments. As of September 30, 2022, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain, and therefore any related payments are not included in the table above.

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

JOBS Act accounting election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). We will remain an emerging growth company until the earliest to occur of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the fair market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Critical accounting policies and significant judgements and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies used in preparation of these condensed consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021 are consistent with those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates” in our 2021 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our common stock price.

Interest Rate Risk

As of September 30, 2022, we had cash, cash equivalents, and restricted cash of $173.9 million, which consisted of bank deposits and money market funds. We also had marketable securities of $348.2 million as of September 30, 2022. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. We had no debt outstanding as of September 30, 2022.

Market capitalization and common stock price sensitivity

We agreed to make a success payment to Cobalt, payable in cash or stock, based on our market capitalization, and success payments to Harvard, payable in cash, based on increases in the per share fair market value of our common stock. As of September 30, 2022, the estimated fair value of the Cobalt and Harvard success payment liabilities was $35.7 million. For the three and nine months ended September 30, 2022, we recorded an expense of $2.2 million and a gain of $66.8 million, respectively, related to the aggregate change in the estimated fair value of our success payment liabilities. Changes in our market capitalization and the fair value of our common stock as of each balance sheet date may have a relatively large change in the estimated fair value of the success payment liabilities and resulting expense or gain. See Item 1A. Risk Factors included in this Quarterly Report for a sensitivity analysis showing the impact that a hypothetical change in our market capitalization and common stock value would have had on our results for the year ended September 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may in the ordinary course of business face various claims brought by third parties, and we may make claims or take legal action to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover multiple types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations, cash flows, or financial position. Additionally, any such claims, whether successful or not, could damage our reputation and business.

Item 1A. Risk Factors

Investing in shares of our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Quarterly Report, including our financial statements and related notes included elsewhere in this Quarterly Report, before making an investment decision. The risks described below are not the only ones we face. Moreover, we may have already experienced the circumstances described in one or more of the risk factors described below. Many of the following risks and uncertainties are, and will continue to be, exacerbated by the ongoing COVID-19 pandemic and any worsening of the global geo-political, business, and economic environment. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, reputation, or results of operations. In such a case, the trading price of shares of our common stock could decline, and you may lose all or part of your investment.

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
•

We rely on, and expect to continue to rely on, third parties to perform certain activities, including research and preclinical studies, manufacture of our product candidates and materials used to manufacture our product candidates, including testing of such product candidates and materials, and the conduct of various aspects of our planned clinical trials. Any failure of such third parties to perform their obligations to us, including in accordance with our timelines or applicable regulatory requirements, could materially harm our business.

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

Preclinical and clinical testing of product candidates is inherently unpredictable and may lead to unexpected results, in particular when such product candidates are based on novel technologies. For example, we have not tested our cell engineering platforms on all pluripotent and differentiated cell types or in all microenvironments, and results from one cell type or microenvironment may not translate into other cell types or microenvironments. In addition, our current gene editing approaches rely on novel gene editing reagents that may have unanticipated or undesirable effects or prove to be less effective than we expect. Also, we have not tested any of the product candidates that we are developing using our cell engineering platforms in humans. Further, our current data are limited to animal models and preclinical cell lines and assays, which may not accurately predict the safety and efficacy of our product candidates in humans. We may encounter significant challenges creating appropriate models and assays for evaluating the safety and purity of our product candidates and may not be able to provide sufficient data or other evidence, to the satisfaction of regulatory authorities, that certain unexpected results observed in preclinical and clinical testing of our product candidates are not indicative of the potential safety issues of such product candidates.

In addition, our hypoimmune and fusogen technologies have potential safety risks, including those related to genotoxicity associated with the delivery of genome-modifying payloads. For example, DNA sequences that randomly integrate into a cell’s DNA may increase risk for or cause certain cancers. Alternatively, gene editing approaches may edit the genome at sites other than the intended DNA target or cause DNA rearrangements, each of which may have oncogenic or other adverse effects. PSC-derived cell products may have potential safety risks related to genomic and epigenomic variations that have been observed during passage (i.e., amplification) and differentiation of pluripotent cell lines. We cannot always predict the types and potential impact of these genomic changes, including whether certain changes are or may eventually be harmful. Accordingly, it may be difficult for us to conduct the level of testing and development of assays necessary to ensure the safety of our PSC-derived cell product candidates in humans. These risks related to genetic variation are also relevant to our product candidates created from donor-derived cells. Additionally, our stem cell-based product candidates have potential safety risks that may result from cells that are undifferentiated or have not been completely differentiated to the desired phenotype and lead to oncogenic transformations or other adverse effects. As a result, it is possible that safety events or concerns could negatively affect the development of our product candidates, as described elsewhere in these Risk Factors.

Given the novelty of our technologies, we intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates. However, due to a lack of experience with similar therapeutics or delivery methods, the regulatory pathway with the FDA and comparable foreign regulatory authorities may be more complex, time-consuming, and unpredictable relative to more well-known therapeutics.

Moreover, even if we obtain human data to support continued evaluation and approval of our product candidates, the FDA or comparable foreign regulatory authorities may lack experience in evaluating the safety and efficacy of therapeutics similar to our product candidates. For example, given that there are no approved PSC- or donor-derived cell products on the market, the FDA and comparable foreign regulatory authorities have not established consistent standards by which to evaluate the safety of such products, and any such standards that they do establish may subsequently change. Moreover, the FDA remains focused on potential safety issues associated with gene and cell therapy products and has placed clinical holds on certain product candidates pending further evaluation of genomic abnormalities detected in as few as a single patient following administration of such product candidates. We cannot be certain that the FDA or comparable foreign regulatory authorities will determine that the potential safety risks associated with our product candidates outweigh the potential therapeutic benefits, and that they will allow us to commence clinical trials of such product candidates in a timely manner, or at all, or to continue such clinical trials once they have commenced. If we become subject to a clinical hold with respect to any of our product candidates due to a potential safety issue, we cannot guarantee that we will be able to provide the applicable regulatory authority with sufficient data or other evidence regarding the safety of such product candidate such that we can resume clinical development of such product candidates in a timely manner or at all. This could delay clinical development of such product candidate or our other product candidates, increase our expected development costs, increase the length of the regulatory review process, and delay or prevent commercialization of our product candidates. Moreover, even if we and the applicable regulatory authorities determine that our product candidates are safe in humans, and such products obtain approval, they may later prove to cause serious adverse side effects in patients that we were unable to observe or predict during the clinical development of such product candidates, which may subject us to significant negative consequences, as described elsewhere in these Risk Factors. In addition, the evaluation process for our product candidates takes time and resources and may require independent third-party analyses, and our product candidates may not be accepted or approved by the FDA or comparable foreign regulatory authorities. We cannot be certain that our ex vivo and in vivo cell engineering platforms will lead to the development of approvable or marketable products, either alone or in combination with other therapies.

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

The successful development of our product candidates will depend on or be affected by numerous factors, including the following:

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

We expect our pipeline to yield multiple INDs beginning as early as 2022. We cannot be sure that, following our submission of an IND, the FDA or comparable foreign regulatory authorities will allow our clinical trials to begin, or that, once begun, issues will not arise that require suspension or termination of such clinical trials. The manufacturing of our product candidates remains an emerging and evolving field. Accordingly, we expect topics relating to chemistry, manufacturing, and controls, including product specifications, will be a focus of IND reviews, which may delay the clearance of INDs that we submit. Additionally, even if applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or comparable foreign submission, such regulatory authorities may change their requirements in the future, which could require us to make costly changes to and delay the conduct of our clinical trials or require suspension or termination of such trials entirely.

We may not realize the benefits of technologies that we have acquired, or will acquire in the future, or other strategic transactions that we have consummated or will consummate.

Our ex vivo and in vivo cell engineering technologies represent an aggregation of years of innovation and technology from multiple academic institutions and companies, including our fusogen technology that we acquired from Cobalt Biomedicine, Inc. (Cobalt), our ex vivo cell engineering programs focused on replacing damaged cells in the heart and certain brain disorders that we acquired from Cytocardia Inc. (Cytocardia) and Oscine Corp. (Oscine), respectively, hypoimmune technology that we licensed from the President and Fellows of Harvard College (Harvard) and The Regents of the University of California (UCSF), and gene editing technology that we licensed from Beam Therapeutics Inc., among others. Further, a key component of our strategy is to acquire and in-license technologies to support our mission of using engineered cells as medicines. As such, we actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products, or technologies, as well as pursue joint ventures or investments in complementary businesses. The level of success of these strategic transactions, including any future strategic transactions, will depend on the risks and uncertainties involved, including:

•	unanticipated liabilities related to acquired companies or joint ventures;
•	difficulty integrating acquired personnel, technologies, and operations into our existing business;
•	difficulty retaining key employees, including of any acquired businesses;
•	diversion of management time and focus from operating our business to management of acquisition and integration efforts, strategic alliances or collaborations, or joint venture challenges;
•	increases in our expenses and reductions in our cash available for operations and other uses;
•	higher than expected collaboration, acquisition, or integration costs;
•	disruption in our relationships with collaborators, key suppliers, manufacturers, or customers as a result of such transactions;
•	incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs;
•	possible write-offs of assets, goodwill or impairment charges, or increased amortization expenses relating to acquired businesses or joint ventures;
•	difficulty in and cost of facilitating the collaboration or combining the operations and personnel of any acquired business with our own; and
•	challenges integrating acquired businesses into our business, including our existing operations and culture.

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

•	business combinations or significant changes in a collaborator’s business strategy may adversely affect our willingness to complete our obligations under our collaboration;
•	collaborations may be terminated, which may require us to obtain additional capital to pursue further development or commercialization of the applicable product candidates; or
•	we may not achieve the revenue or specific net income that justifies our having entered into a transaction or the other anticipated benefits that led us to enter into the arrangement.

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

The competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and our future success depends upon our ability to attract, retain, and motivate highly skilled employees, including executives, scientists, engineers, clinical operations and manufacturing personnel, and sales professionals. We face competition for personnel from other companies, universities, public and private research institutions, and other organizations. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications on acceptable terms, or at all. Many of the companies with which we compete for experienced personnel have greater resources than we do and may be able to provide prospective job candidates or our existing employees with more attractive roles, salaries, or benefits than we can provide. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline or are otherwise viewed unfavorably compared to those of companies with which we compete for talent, our ability to recruit and retain highly skilled employees could be harmed. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

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

A key part of our strategy is operating our own manufacturing capabilities, including our own manufacturing facilities. In July 2021, we entered into a long-term lease to establish and operate our own current good manufacturing practices (cGMP) manufacturing facility in Fremont, California to support our late-stage clinical development and early commercial product candidates across our product portfolio, including with respect to the production of allogeneic CAR T cells, viral vectors, and PSC-derived products. In June 2022, we decided to move the site of our planned manufacturing facility from Fremont, California to a new facility located in Bothell, Washington and entered into a long-term lease to establish and develop our cGMP manufacturing facility in Bothell, Washington (the Bothell facility). We expect that it will take at least several years before we are able to begin manufacturing our product candidates at the Bothell facility, if we are able to do so at all. In addition, in January 2022, we entered into an agreement with the University of Rochester Medical Center (URMC), pursuant to which we have obtained access to manufacturing capabilities within URMC’s cell-based manufacturing facility (the URMC site) to support manufacturing of product candidates across our portfolio for early-stage clinical trials.

Designing and building out our Bothell facility and the URMC site will be time-consuming and require significant resources, including a reallocation of certain of our existing financial, human, and other resources, including the time and attention of our senior management. In addition, given the volatility in the costs of building materials, building out our manufacturing capabilities may be more expensive than we expect. We do not have experience as a company in developing internal manufacturing capabilities, and we may experience unexpected costs or delays or be unsuccessful in developing our internal manufacturing capabilities in time to support registration-enabling clinical trials of our product candidates or at all. In order to build out the Bothell facility and the URMC site, we will need to engage third-party service providers and obtain equipment and third-party technology necessary to manufacture our product candidates. However, we may not be able to negotiate agreements with third parties or access necessary technologies on commercially reasonable terms or at all. Moreover, there is no guarantee that the industrial space that we are leasing to develop the Bothell facility will not change ownership over the term of the lease or be subject to additional zoning or other restrictions, and that, in such an event, we will be able to continue to build or operate the facility without further delay or cost.

In addition, operating our Bothell facility and the URMC site will require us to continue to hire and retain experienced scientific, quality control, quality assurance, and manufacturing personnel. As described elsewhere in these Risk Factors, this may be difficult given the intense competition for qualified personnel in the biotechnology and pharmaceutical industries. In addition, though we plan to design and build out our manufacturing capacities at the URMC site, we do not control URMC’s cell-based manufacturing facility, nor do we have control over how URMC manages and operates this facility. If URMC does not maintain its cell-based manufacturing facility in accordance with our requirements, we may not be able to manufacture our product candidates in a timely manner or at all, which may delay our ability to commence clinical trials for, obtain regulatory approval for, and commercialize our product candidates.

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

We also may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as to control costs, achieve scale, decrease processing time, increase manufacturing success rate, or for other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of any of our then-ongoing clinical trials or future clinical trials, or the performance of the product, once commercialized. In certain circumstances, if we make changes to our manufacturing process for a product candidate, regulatory authorities may require us to perform comparability studies and collect additional preclinical or clinical data prior to undertaking additional clinical trials or commercializing the relevant product candidate. For instance, if we make changes to our manufacturing process for a product candidate during the course of clinical development, regulatory authorities may require us to show the comparability of the product used in earlier clinical phases or earlier portions of a trial to the product used in later clinical phases or later portions of the trial. We may be unable to successfully generate comparability data, and even if we are able to generate and provide such data, regulatory authorities may determine that the data are insufficient to support a determination of comparability, which could result in manufacturing delays and affect our ability to timely dose patients in our clinical trials, which could delay further development of such product candidate.

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

We have experienced rapid growth since our inception in July 2018. As of September 30, 2022, we had 494 full-time employees and five part-time employees. We expect continued growth in the scope of our operations, particularly as we advance our IND-enabling studies, establish regulatory, quality, and clinical operations, and continue to establish supply chain logistics and manufacturing. To manage our anticipated future growth, we plan to continue to implement and improve our managerial, operational, and financial systems, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the complexity involved in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations will be costly and may divert our management and business development resources. For example, members of management will have significant added responsibilities in connection with effecting and managing our growth, including identifying, recruiting, integrating, maintaining, and motivating current and future employees, effectively managing our internal development efforts, including the clinical and regulatory (e.g., FDA) review process, while complying with our contractual obligations to third parties, and maintaining and improving our operational, financial, and management controls, reporting systems, and procedures. In addition, as we grow, we may be required to rely more heavily on third-party service providers, which exposes us to risks to which we would not be subject if we performed all work internally, as described elsewhere in these Risk Factors. Our inability to successfully manage our growth could delay the execution of our business plans or disrupt our operations.

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

We use human stem cells in our research and development, including induced PSCs (iPSCs) and embryonic stem cells (ESCs), and one or more of our ex vivo cell engineering product candidates may be derived from human stem cells. The use of such cells in our research, or as starting cell lines in the manufacture of one or more of our product candidates, exposes us to numerous risks. These risks include difficulties in securing sufficient and viable stem cells as starting material, recruiting patients for our future clinical trials, as well as managing a multitude of legal and regulatory restrictions on the sourcing and use of these cells. In particular, in some states, use of embryonic tissue as a source of stem cells is prohibited and many research institutions have adopted policies regarding the ethical use of human embryonic tissue. If these policies or restrictions have the effect of limiting the scope of research we can conduct using stem cells, our ability to develop our ex vivo cell engineering product candidates may be significantly impaired, which could have a material adverse effect on our business. Further, the use of stem cells generally, and embryonic stem cells, in particular, has social, legal, and ethical implications. Certain political and religious groups continue to voice opposition to the use of human stem cells in drug research, development, and manufacturing. Adverse publicity due to ethical and social controversies surrounding the use of stem cells could lead to negative public opinion, difficulties enrolling patients in our clinical trials, increased regulation, and stricter policies regarding the use of such cells, which could harm our business and may limit market acceptance of any of our product candidates that may receive regulatory approval. In addition, clinical experience with stem cells, including iPSCs and ESCs, is limited. We are not aware of any products that utilize iPSCs or ESCs as a starting material that have received marketing approval from the FDA or a comparable foreign regulatory authority. Therefore, patients in our clinical trials may experience unexpected side effects, and we may experience unexpected regulatory delays prior to or, if approval were to be granted, after regulatory approval.

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

The ongoing COVID-19 pandemic, or another pandemic, epidemic, or infectious disease outbreak in the United States or worldwide, could materially and adversely affect our preclinical studies and development, our manufacturing capabilities, any clinical trials we may commence, and our business, financial condition, and results of operations.

As a result of the COVID-19 pandemic, or another pandemic, epidemic, or infectious disease outbreak, and related “shelter in place” orders and other public health guidance measures, we have experienced and may in the future experience disruptions that could materially and adversely impact our preclinical studies and development, any clinical trials we may commence, and our business, financial condition, and results of operations. In response to the spread of COVID-19, beginning in early 2020, we limited operations in our executive offices, with our administrative employees primarily working outside of our offices, and took other precautionary measures, including the periodic testing of our on-site employees and limiting employee travel. We also established a cross-functional task force and implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our business. Over time, consistent with the lifting of certain government orders and guidance, our staff have begun working in the offices more frequently, but many of our administrative employees continue to work outside of our offices on at least a part-time basis. We continue to monitor the effects of COVID-19 variants and subvariants, along with other infectious disease outbreaks, to assess the safety considerations associated with our employees working onsite and engaging in work-related travel.

With the return of employees to our offices, we face an increased productivity risk arising from the potential that they will be exposed to COVID-19 or other infectious diseases while onsite and will need to take time away from work to recover from any resulting illness. In addition, we require, with limited exceptions, all of our employees to be vaccinated against COVID-19, which may negatively impact our recruiting and retention efforts.

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

The COVID-19 global pandemic continues to evolve, and the extent to which it may affect our preclinical studies, future clinical trials, business, financial condition, and results of operations will depend on future developments, which continue to be highly uncertain and unpredictable and present material uncertainty and risk to our business.

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

Preclinical and clinical testing is inherently unpredictable. We may obtain positive data from early research involving our product candidates but subsequently encounter unexpected or unexplained results in preclinical or clinical studies that may cause such product candidates to be unsuitable for further development. We may also need to perform additional research and preclinical or clinical studies to determine the cause of any unexpected results, including whether such results were caused by our product candidates or other factors, which could delay our development timelines or prevent us from continuing further development at all.

Even if we obtain positive results from preclinical studies of our product candidates, success in preclinical studies does not ensure that later preclinical studies or clinical trials will be successful. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after positive results in preclinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made during the course of clinical trials, including previously unreported adverse events. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. In addition, the results of our preclinical animal studies, including our non-human primate studies, may not be predictive of the results of subsequent clinical trials on human subjects. Product candidates may fail to show the desired pharmacological properties or safety and efficacy traits in clinical trials despite having successfully progressed through preclinical studies.

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

Preclinical studies and clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during preclinical or clinical development. Product candidates in later-stage clinical trials may fail to produce the same results as observed in earlier trials or fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and earlier clinical trials. Our future clinical trials may not be successful.

Applicable laws and regulations require us to test our product candidates in animals before initiating clinical trials involving humans. We may experience delays in or experience difficulty completing studies of our product candidates in animals for various reasons. For example, due to global supply chain issues caused by global geo-political, economic, and other factors beyond our control, as described elsewhere in these Risk Factors, we have experienced and may continue to experience difficulty in accessing animal models, specifically non-human primate models, for the preclinical evaluation of our product candidates. In addition, animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted or delayed, or become more expensive.

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

To date, we have not commenced any clinical trials. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, or be completed on schedule, if at all. Clinical trials may be delayed, suspended, or terminated, or may not be able to be conducted at all, for a variety of reasons, including the following:

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

Additionally, some of our trials may be open-label trials in which both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved therapy. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias,” when those assessing and reviewing the physiological outcomes of patients in the clinical trials are aware of which patients have received the experimental treatment and may interpret the information of this group more favorably given this knowledge. Therefore, it is possible that positive results observed in open-label trials will not be replicated in later placebo-controlled trials.

Clinical trials must be conducted in accordance with the FDA’s and comparable foreign regulatory authorities’ legal requirements, regulations, and guidelines and are subject to oversight by these governmental authorities and IRBs or Ethics Committees of the medical institutions where the clinical trials are conducted. We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or Ethics Committees of the institutions at which such trial is being conducted, by the Data Review Committee or Data Safety Monitoring Board for such trial, or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination, including following an inspection of clinical trial operations or a clinical trial site, for a number of reasons, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from use of the product candidate being tested, or changes in governmental regulations or administrative actions. In addition, such authorities may impose a clinical hold on a product candidate due to unforeseen safety issues or adverse side effects that may be associated with another therapeutic or therapeutic candidate being developed by us or a third party if regulators deem our product candidate to have the potential for comparable side effects or risks as such therapeutic or therapeutic candidate because of biologic, mechanistic, sourcing, or other similarities. If we experience delays in completing, or are required to terminate, any clinical trial of our product candidates, the commercial prospects of the relevant product candidates will be harmed, and our ability to generate product revenues from these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, delay our ability to obtain regulatory approval for the relevant product candidate, and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates, which may impair our ability to commercialize our product candidates and harm our business and results of operations.

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

Patient enrollment in clinical trials depends on many factors, including:

•	the size and nature of the patient population;
•	the severity of the disease under investigation;
•	eligibility and exclusion criteria for the trial;
•	the number and location of clinical trial sites;
•	the proximity of patients to clinical sites;
•	the design of the clinical protocol;
•	the ability to obtain and maintain patient consents;
•	competition with other companies for clinical trial sites or patients;
•	the perceived risks and benefits of the product candidate under evaluation, including any perceived risks associated with our product candidates;
•	the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	the risk that enrolled patients will drop out of the trial before administration of our product candidate or trial completion;
•	the availability of competing clinical trials;
•	the availability of patients during the ongoing COVID-19 pandemic;
•	the availability of new drugs approved for the indication the clinical trial is investigating; and
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

Our product candidates are considered to be biologics, and the process of manufacturing biologics is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. As described elsewhere in these Risk Factors, we have entered a long-term lease to establish a manufacturing facility in Bothell, Washington and have entered into an agreement with URMC, pursuant to which we have obtained access to manufacturing capabilities within URMC’s cell-based manufacturing facility. We expect that it will take at least several years before we are able to begin manufacturing our product candidates at the Bothell facility, if at all. We currently rely, and expect for some period of time to continue to rely, on CDMOs for the manufacture of certain of our product candidates for preclinical and clinical studies. Moreover, as described elsewhere in these Risk Factors, given our decision to move our planned manufacturing from the Fremont facility to the Bothell facility, it may take us longer to establish and operationalize our internal manufacturing facility than we originally anticipated, which may delay our ability to begin manufacturing certain of our product candidates internally and extend how long we need to rely on CDMOs for the manufacture of such product candidates. To date, we and our CDMOs have limited experience in manufacturing of cGMP batches of our product candidates. Our CDMOs and, once we begin to operate the Bothell facility and the URMC site, we, must comply with cGMPs and other regulations and guidelines applicable to the manufacturing of biologics for use in clinical trials and, if approved, commercial sale. To date, we have not scaled the manufacturing processes with respect to our product candidates for later-stage clinical trials and commercialization. Larger-scale manufacturing will require the development of new processes, including for the removal of impurities that are a normal byproduct of the manufacturing process. The nature of our product candidates requires the development of novel manufacturing processes and analytical technologies, which could cause delays in the scaling of manufacturing, as well as greater costs that could negatively impact the financial viability of our product candidates. We cannot be sure that the manufacturing processes employed by our CDMOs or the technologies that our CDMOs incorporate into our manufacturing processes will result in viable or scalable yields of ex vivo and in vivo cell engineering product candidates that will be safe and effective and, if approved, meet market demand.

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

Our biologic product candidates are susceptible to product loss or reduced manufacturing success rates at various points during the manufacturing process, including due to contamination, equipment damage or failure, including during shipment or storage, failure of equipment to operate as expected, improper installation or operation of equipment, vendor or operator error, damage to, variability of, or improper use of raw materials or consumables necessary for the manufacturing process, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Any of these issues, and even minor deviations from normal manufacturing processes, could result in reduced production yields, product defects, and other supply disruptions and delays. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, this could lead to withdrawal of our products from clinical trials and, if approved, the market, and such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Moreover, if the FDA or comparable foreign regulatory authorities determine that we or our CDMOs are not in compliance with applicable laws and regulations, including cGMPs, the FDA or comparable foreign regulatory authority may not approve a biologics license application (BLA) or comparable foreign marketing authorization until the deficiencies are corrected or we replace the manufacturer in our applications with a manufacturer that is in compliance. If we or our CDMOs fail to comply with applicable regulatory requirements, we may ultimately be unable to manufacture our product candidates. The occurrence of any of these issues could delay our ability to commence or timely complete clinical development, obtain regulatory approval of, and commercialize our product candidates.

Any adverse developments affecting manufacturing operations for any of our product candidates, including those for which we may obtain regulatory approval, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other supply interruptions that could negatively impact the conduct of our clinical trials or our ability to successfully commercialize any product candidates for which we may obtain regulatory approval. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications as a result of defects or storage over an extended period of time, undertake costly remediation efforts, or seek more costly manufacturing alternatives. As part of our process development efforts, as described elsewhere in these Risk Factors, we also may make changes to our manufacturing processes at various points during development for various reasons, such as to control costs, achieve scale, decrease processing time, increase manufacturing success rate, or for other reasons. Such changes may not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our future clinical trials. In some circumstances, changes in the manufacturing process for a product candidate may require us to perform comparability studies and collect additional data from patients prior to undertaking additional clinical trials or obtaining regulatory approval of that product candidate.

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

We must obtain suitable donor material from eligible and qualified donors for the manufacture of product candidates from our ex vivo cell engineering platform. We may not be able to obtain sufficient quantities donor material in a timely manner or at all, including if we are unable to find donors who meet the eligibility criteria or as a result of geo-political, economic, and other factors beyond our control that may prevent individuals from donating blood. If we are unable to obtain sufficient quantities of suitable donor material, or if we are unable to obtain such material in a timely manner, we may experience delays in manufacturing our ex vivo product candidates, which would harm our ability to conduct future clinical trials of or to commercialize these product candidates.

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

For some of these reagents, materials, and equipment, we currently rely and may in the future rely on sole source vendors or a limited number of vendors. We may be unable to continue to source reagents, materials, or equipment from any of these suppliers for various reasons, including due to regulatory actions or requirements affecting a supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demand from other customers and supply limitations, or quality issues. Additionally, due to global geo-political, economic, and other factors beyond our control, there has been, and there may continue to be, a shortage of key materials and equipment that are necessary to manufacture our product candidates, including certain consumables such as bags, flasks, and pipette tips, which could affect our or our CDMOs’ ability to obtain the materials and equipment necessary to manufacture our product candidates. If any of the foregoing events were to occur, we may experience delays in manufacturing our product candidates, which would harm our ability to conduct future clinical trials and, if approved, commercialize our product candidates and generate product revenues in a timely manner or at all.

Additionally, as described elsewhere in these Risk Factors, rising rates of inflation have resulted in substantial increases in the costs associated with manufacturing our product candidates that we are unable to offset. Given the unpredictable nature of the current economic climate, including future rates of inflation, it may be increasingly difficult for us to predict and control our future expenses, which may harm our ability to conduct our business.

As we continue to develop and scale our manufacturing processes, we expect that we will need to obtain rights to and supplies of certain materials and equipment to be used as part of those processes. We may not be able to obtain rights to such materials or equipment on commercially reasonable terms, or at all, and our inability to alter our processes in a commercially viable manner to avoid the use of such materials or equipment or find suitable substitutes would have a material adverse effect on our business. Even if we are able to alter our processes so as to use other materials or equipment, such a change may delay our clinical development or commercialization plans. If such a change occurs for product candidate that is already being tested in clinical trials, the change may require us to perform comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials.

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

Risks Related to Our Dependence on Third Parties

We rely on, and expect to continue to expect to rely on, CDMOs, including third-party testing laboratories, to manufacture our product candidates, as well as materials used in the manufacturing of our product candidates, including testing of such product candidates and materials. Any failure by a CDMO to properly produce acceptable materials or product candidates for us or any failure by us or such CDMO to obtain authorization from the FDA or comparable foreign regulatory authorities or otherwise satisfy regulatory requirements with respect to such manufacturing of our product candidates may delay or impair our ability to initiate or complete our clinical trials, obtain regulatory approvals, or commercialize approved products.

We do not currently own or operate any cGMP manufacturing facilities, nor do we have any in-house cGMP manufacturing capabilities. As described elsewhere in these Risk Factors, in June 2022, we entered into a long-term lease to establish and develop our cGMP manufacturing facility at the Bothell facility. Until we are able to begin manufacturing our product candidates at the Bothell facility, we will rely in part on CDMOs, including third-party testing laboratories, to manufacture our product candidates for use in preclinical and clinical testing and will continue to rely on such CDMOs to manufacture certain of our product candidates thereafter as part of our manufacturing strategy. As described elsewhere in these Risk Factors, given the move of our planned manufacturing to the Bothell facility from the Fremont facility, it may take us longer to establish and operationalize our manufacturing facility than we originally anticipated, which may delay our ability to begin manufacturing certain of our product candidates internally and extend how long we need rely on CDMOs for the manufacture of such product candidates.

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

Reliance on CDMOs entails additional risks to which we would not be subject if we manufactured product candidates ourselves, including those applicable to other third-party service providers, as described elsewhere in these Risk Factors. In particular, such risks include reliance on the CDMO for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the CDMO due to factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications), and the possibility of termination or nonrenewal of the agreement by the CDMO at a time that is costly or damaging to us.

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

The manufacture of our product candidates requires the timely delivery of sufficient amounts of raw and intermediate materials. We purchase, and rely on our CDMOs to purchase, certain of these materials from third-party suppliers in order to produce our product candidates for our preclinical studies. There are a limited number of suppliers of these materials, and we may need to assess alternate suppliers to prevent possible disruption of manufacturing of our product candidates for our preclinical studies, our future clinical trials, and if ultimately approved, commercial sale. We intend to continue to rely on our CDMOs to purchase materials in order to produce product candidates for any clinical trials that we undertake; however, we do not have any control over the process or timing of the acquisition of these materials by our CDMOs or the costs of such materials. We work closely with our CDMOs and suppliers, as applicable, to ensure the continuity of supply, but we cannot ensure that these efforts will always be successful. Further, while we strive to diversify our sources of raw and intermediate materials, in certain instances we acquire raw and intermediate materials from a sole supplier. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to supply these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in the event a new supplier must be used. The time and effort to qualify a new supplier could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which would negatively impact our operating results. Although we generally would not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate, or the raw or intermediate material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidates. While we believe that alternative sources of supply exist when we rely on sole supplier relationships, we cannot ensure that, if needed, we would be able to quickly establish additional or replacement sources for some materials. Moreover, we currently do not have any agreements for the commercial production of these raw or intermediate materials. If any of our product candidates receives regulatory approval and thereafter, we or our CDMOs are unable to purchase these raw or intermediate materials, the commercial launch of our product candidates could be delayed or there could be a shortage in supply of product, which would impair our ability to generate revenues from the sale of such approved product. A reduction or interruption in supply of raw or intermediate materials, and an inability to establish alternative sources for such supply, could adversely affect our ability to manufacture our product candidates or approved products in a timely or cost-effective manner.

We rely, and expect to continue to rely, on third parties, including independent clinical investigators, CROs, and other service providers, to conduct or support our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, CROs, and other service providers, to conduct or support our preclinical studies and clinical trials and related activities, and to monitor and manage data for our ongoing preclinical and clinical programs. We rely or will rely on these parties for execution of our preclinical studies and clinical trials and related activities needed to support such studies and trials, and control only certain aspects of their activities. Even then, we are only able to control such activities to the extent set forth under our contracts with the relevant third parties. Nevertheless, we are responsible for ensuring that each of our preclinical and clinical studies and trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards and rules, and our reliance on these third parties does not relieve us of these obligations. With respect to any of our product candidates that may enter clinical development, we and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce these GCPs through periodic inspections of clinical trial sponsors, principal investigators, and clinical trial sites. If we or any of our CROs, or any principal investigators or clinical trial sites involved in our trials, fail to comply with applicable GCPs, the clinical data generated from these clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process for the relevant product candidate.

Further, third parties that support our preclinical and clinical programs, such as principal investigators, clinical trial sites, and CROs, are not our employees, and we are unable to control, other than by contract, the amount of resources, including time, that they devote to our product candidates and clinical trials. If such third parties, including our CROs or other service providers, are unable to attract, retain, and motivate qualified personnel, they may be unable to perform their obligations in a timely manner, or their performance may be substandard. If such third parties fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard or does not meet our quality requirements, it may delay or compromise the prospects for approval and commercialization of any such product candidates. In addition, in order for these third parties to perform under their contracts with us, we regularly disclose or plan to disclose to these third parties confidential or proprietary information, which increases the risk that this information will be misappropriated. Additionally, disruptions caused by global geo-political, economic, and other factors beyond our control may increase the likelihood that these third parties encounter difficulties or delays in performing their obligations to us, including with respect to initiating, enrolling, conducting, or completing our planned clinical trials.

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

There is a limited number of third parties, including service providers and clinical trial sites, that specialize in or have the expertise required to achieve our business objectives. If any of our relationships with these third parties, including laboratories, CROs, or clinical trial sites, terminate, we may not be able to enter into arrangements with alternative third parties or to do so in a timely manner or on commercially reasonable terms. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our preclinical or clinical protocols, regulatory requirements, or for other reasons, our preclinical or clinical trials may be extended, delayed, or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed. Switching from existing service providers or clinical trial sites, or adding additional service providers or clinical trial sites, involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new service provider commences work. As a result, delays can occur, which may materially impact our ability to meet our desired development, including clinical development, timelines. Additionally, service providers may lack the capacity to absorb higher workloads or take on additional capacity to support our needs. Though we carefully manage our relationships with these service providers, including our contracted laboratories and CROs, there can be no assurance that we will not encounter these types of challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

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

Certain patents relating to our product candidates are owned or controlled by certain of our licensors. Each of our licensors generally has rights to file, prosecute, maintain, and defend the patents we have licensed from such licensor in their name, generally with our right to comment on such filing, prosecution, maintenance, and defense, with some obligation for the licensor to consider or incorporate our comments, for our exclusively licensed patents. We generally have the first right to enforce our exclusively licensed patent rights against third parties, although our ability to settle such claims often requires the consent of the licensor. If our licensors, third parties from whom they license or have obtained the relevant patents, or any future licensees having rights to file, prosecute, maintain, and defend our patent rights fail, or have in the past failed, to properly and timely conduct these activities for patents or patent applications covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using, or selling competing products. We cannot be certain that such activities have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, these licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and, even if we are permitted to pursue such enforcement or defense, we cannot ensure the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it could cause us to lose rights to intellectual property that we may need to operate our business or could cause us to lose the ability to exclude our competitors from using the intellectual property rights. In addition, even when we have the right to control patent prosecution of licensed patents and patent applications, enforcement of licensed patents, or defense of claims asserting the invalidity of those patents, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to or after our assuming control. In the event we breach any of our contractual obligations to our licensors related to such prosecution, we may incur significant liability to our licensors.

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

Government agencies have provided and may in the future provide funding, facilities, personnel, or other assistance in connection with the development of the intellectual property rights owned by or licensed to us. Such government agencies may have retained rights in such intellectual property, including the right to grant or require us to grant mandatory licenses or sublicenses to such intellectual property to third parties under specified circumstances, including if it is necessary to meet health and safety needs that we are not reasonably satisfying or if it is necessary to meet requirements for public use specified by federal regulations, or to manufacture products in the United States. Any exercise of such rights, including with respect to any such required sublicense of these licenses, could result in the loss of significant rights and could harm our ability to commercialize or continue commercializing licensed products. For example, at least one of our in-licensed patent cases related to each of our ex vivo and in vivo cell engineering platforms has been funded at least in part by the United States government. As a result, these patent cases are subject to certain federal regulations pursuant to the Bayh-Dole Act of 1980 (Bayh-Dole Act). In particular, the federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit to inventions produced with its financial assistance. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractors or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Intellectual property rights discovered under government-funded programs are also subject to certain reporting requirements, compliance with which may require us or our licensors to expend substantial resources and failure to comply may lead to loss of rights. Such intellectual property is also subject to a preference for United States industry, which may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property rights. Moreover, we sometimes collaborate with academic institutions to accelerate our preclinical research or development, and we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or in-license technology that is critical to our business and is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file, and we and our licensors may not be able to prosecute, all necessary or desirable patent applications or maintain, defend, or enforce patents that may issue based on our patent applications at a reasonable cost or in a timely manner, including as a result of the COVID-19 pandemic impacting our or our licensors’ operations. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection or before another party files a patent application covering the relevant inventions. Although we enter into confidentiality agreements with parties that have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

Composition of matter patents for biological products such as ex vivo and in vivo cell engineering product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain, however, that the claims in our pending patent applications covering the composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office (USPTO), or by patent agencies in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement may be difficult to prevent or prosecute.

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

The USPTO and foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar requirements during the patent application process. Additionally, periodic maintenance fees on any issued patent must be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. Although an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in a failure to perfect a priority claim, abandonment, or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. In any such event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

The terms of our patents may not be sufficient to effectively protect our products and business.

Patents have limited terms, and in many jurisdictions worldwide, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent’s term is generally 20 years after its first effective nonprovisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Given the significant amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic therapies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of October 2022 have terms expected to expire on dates ranging from 2023 to 2041, subject to any patent extensions that may be available for such patents. If patents are issued on our patent applications pending as of October 2022, the resulting patents are projected to expire on dates ranging from 2023 to 2043. In addition, although upon issuance in the United States a patent’s term can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may also be available in the United States and in certain other foreign jurisdictions. However, in the United States, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension in the United States does not extend to the full scope of the patent’s claims, but instead only as to the scope of the product as approved. The laws governing analogous patent term extensions in foreign jurisdictions vary widely and many differ from the process in the United States. Additionally, we may not receive an extension of patent term if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. If we are unable to obtain patent term extension, or the term of any such extension is less than we request, the period during which we will have the right to exclude others from using the patent rights will be shortened. Our competitors may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch a biosimilar product earlier than might otherwise be the case, which could reduce our revenue, possibly materially. In general, if we do not have sufficient patent term to protect our platform technologies and product candidates, our business and results of operations will be adversely affected.

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

We or our licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as the United States government, such that we or our licensors are not the sole and exclusive owners of the patents that we own or that we have in-licensed. If third parties have ownership rights or other rights to our patents, including in-licensed patents, they may be able to license such patents to our competitors, and our competitors could make, use, or sell competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors that have access to our confidential information, including third-party vendors of information technology and data security systems and services. While we generally have agreements requiring such vendors to use industry standard practices for data security, we have no operational control over them.

Despite the implementation of security measures (including edge technology designed to identify and protect our network from infiltration by third-party systems), our internal computer systems and those of our CROs, CDMOs, and other contractors and consultants as well as third-party vendors of information technology and data security systems and services are vulnerable to damage and interruptions from security breaches, computer viruses, ransomware, fraud, and similar incidents involving the loss of or unauthorized access to confidential information, including those involving acts by current or former employees, third-party service providers (including providers of information technology-specific services), nation states (including groups associated with or supported by foreign intelligence agencies), organized crime organizations, “hacktivists,” or others. One third-party vendor that experienced such an incident is SolarWinds Corporation (SolarWinds), a provider of information technology monitoring and management products and services, including its Orion Platform products, which are used by over 30,000 businesses, including ours. SolarWinds experienced a cyberattack that appears likely to be the result of a supply chain attack by an outside nation state. SolarWinds has stated that, as a result of the attack, software updates related to its Orion Platform products delivered between March and June 2020 included vulnerabilities, and that its investigation is ongoing. Since being notified of the attack, we have taken steps to mitigate the vulnerabilities identified within the Orion Platform products. We also conducted investigations to determine the extent to which our confidential information was accessed, lost, or stolen as a result of this cyberattack on SolarWinds and concluded that our confidential information was not materially accessed, lost, or stolen as a result of the cyberattack. In addition, the current geo-political climate and tensions between the United States and certain countries, including Russia and China, may increase our vulnerability to such cybersecurity attacks. For example, in July 2022, the heads of the Federal Bureau of Investigation and MI5 issued joint warnings regarding the threat posed by China to national security in the United States, United Kingdom, and allies in Europe and globally due to the Chinese government’s increasing use of cyber espionage to steal technology from Western corporations and disrupt Western business. Moreover, the biotechnology industry is one of the top industries that China has targeted for domestic growth and development, and it therefore may be a primary target for such cyber espionage efforts. We continue to monitor our systems and upgrade our security capabilities in order to mitigate risk. However, any access to or loss or theft of our confidential information in connection with a future cyberattack could have a material adverse effect on our business.

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

While we have not, to our knowledge, experienced any material system failure, accident, or security breach to date, because techniques used to obtain unauthorized access to or to sabotage systems are constantly evolving and generally are not recognized until they are launched against a target, we cannot be sure that our continued data protection efforts and investment in information technology will prevent future significant breakdowns, data leakages, breaches in our systems or the systems of our third-party contractors and collaborators, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If such an event were to occur, it could materially disrupt our operations and programs, and the development of our product candidates could be delayed. Any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could delay further development and commercialization of our product candidates, harm our reputation directly, require us to comply with federal or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. As a result, we could incur significant legal and financial exposure and reputational damages that could have a material adverse effect on our business.

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

Our current or future trademarks or trade names may be challenged, infringed, circumvented, or declared generic or descriptive, or may be determined to infringe on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these trademarks or trade names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, our applications may be rejected by the USPTO or comparable agencies in foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and trade names to collaborators or to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

Moreover, any name we may propose to use as a trade name for any of our product candidates in the United States must be approved by the FDA, regardless of whether we have applied to register it as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or a comparable foreign regulatory authority objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would be registerable under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trademarks or trade names similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark or trade name infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Changes in United States patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patent rights. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming, and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs associated with protection of, and may diminish our ability to protect, our inventions and obtain, maintain, and enforce our intellectual property rights and, more generally, could adversely affect the value of our intellectual property or narrow the scope of our owned and licensed patents. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith Act signed into law on September 16, 2011, could increase uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act introduced a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, and provide more efficient and cost-effective avenues for competitors to challenge patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack patents by USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. In addition, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system for filings made after March 2013 in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This requires us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our platform technologies, product candidates, and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensors’ patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention if the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations, as well as, for the manufacture of certain of our product candidates, the FDA’s cGTPs for the use of human cellular and tissue products to prevent the introduction, transmission, or spread of communicable diseases. As such, we and our CDMOs will be subject to continual review and inspections to assess compliance with cGMP and cGTP regulations and adherence to commitments made in any approved marketing application. Accordingly, we and third parties that we engage or with which we conduct business must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, quality control, and distribution.

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

Separately, in response to the ongoing COVID-19 pandemic, in March 2020, the FDA temporarily postponed routine surveillance inspections of domestic and foreign manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities, in circumstances where the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspectional operations of domestic facilities. Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. We have entered into consulting and scientific and clinical advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of our product candidates, if approved. Compensation under some of these arrangements includes the provision of stock or stock options in addition to cash consideration. Because of the complex and far-reaching nature of these laws, it is possible that governmental authorities could conclude that our payments to physicians may not be fair market value for bona fide services or that our business practices do not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal, and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of noncompliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA), was enacted, which substantially changed the way healthcare is financed by both governmental and private payors. Among the provisions of the ACA of importance to the pharmaceutical and biotechnology industries, which includes biologics, are the following:

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

Further, there have been a number of, and there may in the future be, other policy, legislative, and regulatory proposals aimed at changing the pharmaceutical industry. The United States government, state legislatures, and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage, and requirements for substitution of generic products for branded prescription drugs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our product candidates from coverage and limit payments for pharmaceuticals. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires, beginning in 2026, that manufacturers of certain drugs engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates, first due in 2023, under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and, beginning in 2025, replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

In addition, under the accelerated approval provisions of the FDCA and the implementing regulations of the FDA, the FDA may, under certain circumstances, grant accelerated approval to a product designed to treat a serious condition and fill an unmet need, provided that, in most cases, the applicant agrees to conduct additional post-marketing clinical trials to verify and describe the product’s clinical benefit. Failure to conduct such studies, or failure of such studies to confirm the product’s clinical benefit, may result in FDA withdrawal of such approval. In response to certain concerns regarding the current accelerated approval pathway, Congress has considered and may in the future consider legislation that could change aspects of the accelerated approval pathway. While we cannot predict which, if any, changes Congress will include in such legislation, when such changes will be adopted, or how such changes will affect our business, any such changes could negatively impact our ability to obtain accelerated approval for our product candidates or increase the burden of compliance with post-marketing requirements, which could increase our costs and harm our ability to commercialize our products and obtain and maintain profitability.

Moreover, currently enacted legislation may not be renewed once it expires, which may make it more difficult for us to obtain regulatory approval for and commercialize our product candidates. For example, the Prescription Drug User Fee Act (PDUFA) was enacted by Congress in 1992 to allow the FDA to collect fees from parties that produce certain human drug and biological products. Among other things, the fees collected under PDUFA provide for the timely review of regulatory submissions, such as BLAs. PDUFA has been renewed multiple times since its enactment, including at the end of September 2022, which will allow the FDA to continue collecting prescription drug user fees in future fiscal quarters. However, there is no guarantee that future renewals will occur in a timely manner, if at all. In addition, there may be amendments to PDUFA that could significantly affect how regulatory submissions are reviewed, and we cannot predict the extent of such amendments and how they will affect our business. If PDUFA is not renewed or its renewal is delayed, or if PDUFA is amended in certain ways, the FDA’s ability to review any regulatory submissions and related correspondence for our product candidates may be materially adversely impacted, which could negatively impact our development timelines and ability to obtain regulatory approval of our product candidates.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict what initiatives may be adopted in the future, including repeal or replacement of, or significant revisions to, the ACA. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare or impose price controls may adversely affect:

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

We and our partners and vendors are subject to various federal, state, and foreign data protection and privacy laws and regulations. If we fail to comply with these laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices, enforcement actions, fines, and criminal or civil penalties, as well as negative publicity, reputational harm, and potential loss of business.

In the United States, our and our partners’ and vendors’ operations are subject to numerous federal and state laws and regulations, including state data breach notification laws and federal and state data privacy laws and regulations that govern the collection, use, disclosure, and protection of health information and other personal information. For example, most healthcare providers, including research institutions from which we obtain patient health information, are subject to data privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. For example, under HIPAA, we could potentially face substantial criminal or civil penalties if we knowingly receive protected health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of such health information, or otherwise violate applicable HIPAA requirements related to the protection of such information. Even when HIPAA does not apply, failure to take appropriate steps to keep consumers’ personal information secure may constitute a violation of the Federal Trade Commission Act.

Certain of the research materials we use in our therapeutic research and development efforts, as well as stem cell lines used as starting material in our ex vivo cell engineering product candidates, are derived from human sources, which may contain sensitive identifiable personal information regarding the donor. In addition, once we commence clinical trials, we or our partners or vendors may maintain or otherwise have access to sensitive identifiable personal information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who may enroll in our patient assistance programs. We may become subject to further obligations under HIPAA as a result of our access to such information. In addition, our collection of personal information generally, including information of our employees or future patients, may subject us to state data privacy laws governing the processing of personal information and requiring notification to affected individuals and state regulators in the event of a data breach involving such personal information. These state laws include the California Consumer Privacy Act (CCPA) and its related regulations, and, effective January 1, 2023, the recently approved California Privacy Rights Act (CPRA) amending the CCPA, which establish data privacy rights for residents of the State of California, with corresponding obligations on businesses related to transparency, deletion, and opt-out of the selling of personal information, and grant a private right of action for individuals in the event of certain security breaches.

The CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation relating to data privacy and security has been proposed or enacted in various other states and at the federal level. Such legislation will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive, and personal information than federal, international, or other state laws, and such laws may differ from each other and have potentially conflicting requirements that would make compliance challenging, require us to expend significant resources achieve compliance, and restrict our ability to process certain personal information.

Any clinical trial programs and research collaborations that we engage in outside the United States may implicate international data protection laws, including, in the European Union, the General Data Protection Regulation (GDPR). The GDPR imposes obligations in relation to the collection, processing, sharing, disclosure, transfer, and other use of data relating to an identifiable living individual, or “personal data,” including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training, and audit. The GDPR imposes stringent operational requirements for data controllers and data processors of personal data. Among other things, the GDPR requires that detailed notices be provided to clinical trial subjects and investigators, as well as maintenance of certain security levels for personal data and notification of data breaches or security incidents to appropriate data protection authorities or data subjects. Further, following the United Kingdom’s withdrawal from the European Union, effective as of December 31, 2020, we must comply with both the GDPR and the GDPR as incorporated into United Kingdom national law (UK GDPR) with respect to any clinical trial data generated from the European Union and the United Kingdom, respectively, which may have differing requirements. We may be subject to diverging requirements under European Union member state laws and United

Kingdom law, such as whether consent can be used as the legal basis for processing of clinical trial data and the roles, responsibilities, and liabilities and respective data protection obligations as between CROs, clinical trial sites, and sponsors. As these laws develop, we may need to make operational changes to adapt to these diverging rules, which could increase our costs and adversely affect our business.

The GDPR and UK GDPR regulate cross-border transfers of personal data out of the European Economic Area (EEA) and the United Kingdom, respectively. Recent legal developments in Europe have created complexity and uncertainty regarding the legality of and requirements with respect to transfers of personal data from the EEA and United Kingdom to the United States and other countries in which we or our partners or service providers may operate. For example, on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (Privacy Shield), under which personal data could previously be transferred from the EEA and United Kingdom to United States entities that had self-certified under the Privacy Shield scheme. The CJEU decision also created additional obligations and uncertainty regarding the use of standard contractual clauses for such data transfers. Subsequent European court and regulator decisions have taken a restrictive approach to international data transfers. As government authorities issue further guidance on personal data export mechanisms or start aggressively taking enforcement action based on such guidance or the CJEU decision, we could be subject to additional costs, complaints, regulatory investigations, or fines. If we are unable to transfer personal data between and among countries and regions in which we or our partners or vendors operate, it could adversely affect the manner in which we operate our business, affect the geographical location or segregation of our relevant systems and operations, and adversely affect our financial results. These laws and regulations may also apply to vendors that store or otherwise process personal data on our behalf, such as information technology or other vendors. If our data privacy or security measures fail to comply with applicable data privacy laws, or if a vendor misuses data we have provided to it or fails to safeguard such data, or otherwise fails to comply with such laws, we may be subject to litigation, regulatory investigations, enforcement notices, or enforcement actions imposing fines or requiring us to change the way we use personal data, as well as negative publicity, reputational harm, and potential loss of business. Failure to comply with the GDPR could result in penalties for noncompliance. Since we may be subject to the supervision of relevant data protection authorities under both the GDPR and the UK GDPR, we could be fined under each of those regimes independently in respect of the same breach. Penalties for certain breaches are up to the greater of €20 million (£17.5 million) or 4% of our global annual turnover. In addition to fines, failure to comply with the GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices for a compulsory audit, or civil claims, including class actions.

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

If we fail to keep apprised of and comply with applicable international, federal, state, or local regulatory requirements and changes thereto, we could be subject to a range of regulatory actions that could affect our or any collaborators’ ability to seek to commercialize our product candidates. Any threatened or actual government enforcement action, or litigation when private rights of action are available, could also generate negative publicity, damage our reputation, result in liabilities, fines, and loss of business, and require that we devote substantial resources that could otherwise be used in support of other aspects of our business.

Risks Related to Our Limited Operating History, Financial Condition, and Need for Additional Capital

We are a preclinical-stage biotechnology company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability.

We are a preclinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through private placements of our convertible preferred stock and, more recently, through our IPO. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $189.0 million and $245.2 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $974.4 million, which includes cumulative non-cash charges related to the revaluation of our success payment liabilities and contingent consideration of $33.3 million and $89.9 million, respectively. Our losses have resulted principally from expenses incurred for the research and development of our ex vivo and in vivo cell engineering platforms, management and administrative costs, and other expenses incurred while building our business infrastructure.

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

As of September 30, 2022, we had $511.6 million in cash, cash equivalents, and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2022, we entered a sales agreement with Cowen, acting as sales agent, pursuant to which we may offer and sell through Cowen shares of our common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of September 30, 2022, we had raised approximately $0.7 million in net proceeds under the ATM facility. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, any future equity or debt financings, and upfront, milestone, and royalty payments received under any future licenses or collaborations. Additional capital may not be available on reasonable terms, if at all. If we raise additional capital through the sale of equity or debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. In addition, the possibility of such issuance may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or acquiring, selling, or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business.

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

We agreed to make success payments, payable in cash, pursuant to our license agreement with Harvard and contingent consideration and success payments, payable in cash or stock, pursuant to our acquisition agreement with Cobalt. The success payments to Harvard (Harvard Success Payments) are based on increases in the fair value of our common stock. The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x based on a comparison of the per share fair value of our common stock relative to the original $4.00 issuance price at pre-determined valuation measurement dates. The amount of the Harvard Success Payments will not exceed an aggregate of $175.0 million, which maximum amount would only be payable upon a 40x increase in the fair value of our common stock. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. The valuation measurement dates for the Harvard Success Payments are triggered by events that include the one-year anniversary of our IPO, and periodically thereafter, the date of the consummation of a merger, an asset sale, or the sale of the majority of the shares held by our Series A convertible preferred stockholders, and the last day of the term of the Harvard Success Payments. If a higher success payment tier is met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard are credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of September 30, 2022, a Harvard Success Payment had not been triggered. See Note 4, License and collaboration agreements to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more details on the per share common stock values that trigger a Harvard Success Payment.

In connection with the Cobalt acquisition, we are obligated to pay contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million to certain former Cobalt stockholders upon our achievement of certain pre-defined development milestones. Additionally, we are obligated to pay a success payment to certain Cobalt stockholders (Cobalt Success Payment) of $500.0 million if, at pre-determined valuation measurement dates, which include the closing of our IPO and periodically thereafter, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a BLA or new drug application. In addition to our IPO, a valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. The term of the Cobalt Success Payment is 20 years from the date of the Cobalt acquisition. As of September 30, 2022, a Cobalt Success Payment had not been triggered. See Note 3, Acquisitions, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date.

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

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our balance sheets. Under United States generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development-related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment and contingent consideration liabilities may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements. For example, as of September 30, 2022 and December 31, 2021, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was $35.7 million and $102.5 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $141.1 million and $153.7 million, respectively.

For the three months ended September 30, 2022, we recorded a gain of $0.2 million related to the change in the estimated fair value of the Harvard Success Payments. For the three months ended September 30, 2022, we recorded an expense of $2.4 million related to the change in the estimated fair value of the Cobalt Success Payment. For the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price at September 30, 2022 from $6.00 per share to $7.20 per share would have decreased the gain recorded in the three months ended September 30, 2022 associated with the success payment liability to zero, resulting in an expense of $1.0 million. A hypothetical 20% decrease in the common stock price from $6.00 per share to $4.80 per share would have increased the gain recorded in three months ended September 30, 2022 by $1.1 million to $1.3 million.

For the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization at September 30, 2022 from $1.1 billion to $1.4 billion would have increased the expense recorded in the three months ended September 30, 2022 associated with the success payment liability by $8.6 million to $11.0 million. A hypothetical 20% decrease in our market capitalization from $1.1 billion to $0.9 billion would have decreased the expense recorded in the three months ended September 30, 2022 to zero, resulting in a gain of $5.6 million.

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

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the competing product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. In addition, complexities associated with the larger, and often more complex, structures of biological products, such as cell and gene therapy products that we are developing, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

We believe that any of our product candidates that may be approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

As of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, owned approximately 64.2% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interests.

Future sales of our common stock in the public market could cause our common stock price to fall.

Our common stock price could decline as a result of sales of a large number of shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of September 30, 2022, 189.9 million shares of our common stock were outstanding. Substantially all shares of common stock sold in our IPO (excluding any shares sold to our directors or officers in the directed share program) are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (Securities Act), unless held by our “affiliates” as defined in Rule 144 under the Securities Act. Additionally, as of September 30, 2022, we had raised approximately $0.7 million in net proceeds under the ATM facility. All shares of common stock sold in the ATM facility are freely tradable without restriction or further registration under the Securities Act, unless held by our “affiliates” as defined in Rule 144 under the Securities Act. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, as well as Rules 144 and 701 under the Securities Act. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Accordingly, these shares may be sold in the public market upon issuance. In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

We do not currently intend to pay dividends on our common stock and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation of the value of our common stock.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. We do not intend to declare or pay any cash dividends on our capital stock in the foreseeable future. As a result, any investment return on our common stock will depend upon increases in the value of our common stock, which is not certain.

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

Under the Tax Cuts and Jobs Act of 2017 (Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Stability Act (CARES Act), our federal net operating losses (NOLs) generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state NOLs and tax credits to offset California taxable income in tax years beginning after 2019 and before 2023. As a result, even if we attain profitability, we may be unable to use and gain the benefit of a material portion of our NOLs and tax credits.

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

•	impacts from the ongoing COVID-19 pandemic on us or third parties with which we collaborate or that we engage;
•	results of future clinical trials, or the addition or termination of such clinical trials or funding support by us or potential future partners or other third parties;
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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways, and many of which are beyond our control, including the factors listed below and other factors describe in these Risk Factors:

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
•

general political and economic conditions both within and outside the United States, including geo-political and economic instability resulting from the recent escalation in conflict between Russia and Ukraine and economic and tax policies announced by foreign countries; and

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

Market and economic conditions may negatively impact our business, financial condition, and share price.

Concerns about inflation, energy costs, geo-political issues, the United States mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. For example, given the volatility in our stock price and the increased difficulty in accessing global credit markets due to the market and economic conditions described above, we have adjusted our pipeline prioritization strategy and resource allocation in order to enable the success of our most advanced product candidates. Accordingly, we may experience delays in developing and commercializing certain product candidates. In addition, if the market and economic conditions described above continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price. As a result, we may be required to further adjust our pipeline prioritization strategy and resource allocation in order to extend our cash runway and enable the success of certain of our product candidates, which may require us to slow or stop the development of other product candidates. Additionally, rising rates of inflation have increased the costs associated with conducting our business, including by causing substantial increases in the costs of materials, including raw materials and consumables, equipment, services, and labor. Given that we do not currently generate revenue from sales of any of our product candidates, we do not have an ability to offset these increases in our costs. Moreover, given the unpredictable nature of the current economic climate, including future changes in rates of inflation, it may be increasingly difficult for us to predict and control our future expenses, which may harm our ability to conduct our business.

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

Our corporate headquarters and other facilities, including the space we lease on which we plan to build out and operate our manufacturing facility, are located in areas that have experienced significant natural disasters, including the San Francisco Bay Area and Seattle, Washington, each of which have experienced severe effects from wildfires and, in the case of the San Francisco Bay Area, severe earthquakes. We do not carry earthquake insurance. Earthquakes, wildfires, or other natural disasters could severely disrupt our operations, and could materially and adversely affect our business, financial condition, results of operations, and prospects. If a natural disaster, electrical failure, or other event occurs that prevents us from using all or a significant portion of our headquarters, damages critical infrastructure, or otherwise disrupts operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, a prolonged electrical failure could result in damage to or destruction of materials that are critical for our research and manufacturing operations, including our master cell banks, which would delay the advancement of our programs and materially harm our business, operating results, prospects, or financial condition. In addition, a failure of our computing systems could result in the loss of research or preclinical data important to our research or development programs, interrupt the conduct of ongoing research, or otherwise impair our ability to operate, which could delay the advancement of our programs or cause us to incur costs to recover or reproduce lost data. In addition, if in the future a natural disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our manufacturing facility, we may not be able to manufacture sufficient supply of our product candidates required to conduct our clinical trials or commercialize our products in accordance with our timelines or at all. The disaster recovery and business continuity plans we currently have in place are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, together with our lack of earthquake insurance in particular, could have a material adverse effect on our business.

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

Following the result of a referendum in 2016, the United Kingdom (UK) left the European Union (EU) on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020 (the Transition Period), during which time EU rules continued to apply. Negotiations between the UK and the EU continue in relation to the customs and trading relationship between the UK and the EU following the expiry of the Transition Period. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was ultimately crystallized in the Trade and Cooperation Agreement (TCA) and became effective on January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, including the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the UK or the EU. For example, following the referendum, as required by EU law, the EMA relocated to Amsterdam from London. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA) is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules apply in Northern Ireland than in Great Britain; broadly, Northern Ireland continues to follow the EU regulatory regime, but its national competent authority remains the MHRA. The MHRA has published guidance on how various aspects of the UK regulatory regime for medicines will operate in Great Britain and in Northern Ireland following the expiry of the Transition Period. The guidance addresses clinical trials, importing, exporting, and pharmacovigilance and is relevant to any business involved in the research, development, or commercialization of medicines in the UK. Following the Transition Period, the UK is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and companies established in the UK must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain marketing authorization to commercialize a product in the UK. The MHRA may rely on a decision taken by the European Commission with respect to the approval of a new (centralized procedure) marketing authorization when making a determination with respect to an application for a Great Britain marketing authorization, or use the MHRA’s decentralized or mutual recognition procedures, which enable marketing authorizations approved in EU member states (or Iceland, Liechtenstein, or Norway) to be granted in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the UK or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK or the EU for our product candidates or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability. Any further changes in international trade, tariff, and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business, our market, or our competitors, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.

The trading market for our common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more of these analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who may cover us were to cease such coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the trading price or trading volume of our common stock to decline.

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

•	reduced disclosure obligations regarding executive compensation in our periodic reports and annual reports on Form 10-K; and
•	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Our status as an emerging growth company will end as soon as any of the following takes place:

•	the last day of the fiscal year in which we have more than $1.235 billion in annual revenue;
•	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•	the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering, which is December 31, 2026.

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

These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from potential revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards fail to meet the requirements of the applicable regulatory or governing bodies due to ambiguities related to their application in practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and become an “accelerated filer” or a “large accelerated filer,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems, and procedures, and hire additional accounting and finance staff.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended September 30, 2022.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 8, 2021).

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252061), filed with the SEC on January 28, 2021).

10.1*†	Amendment No. 2 to Patents Sub-License Agreement by and between the Company and La Societe Pulsalys, dated as of March 9, 2022.

10.2*†	Amendment No. 2 to Option and License Agreement by and between the Company and Beam Therapeutics Inc., dated as of July 19, 2022.

10.3*†	Amendment No. 5 to Exclusive Start-Up License Agreement by and between the Company and University of Washington (UW), dated as of February 25, 2021.

10.4*†	Amendment No. 6 to Exclusive Start-Up License Agreement by and between the Company and UW, dated as of March 11, 2021.

10.5*†	Amendment No. 7 to Exclusive Start-Up License Agreement by and between the Company and UW, dated as of April 14, 2021.

10.6*†	Amendment No. 8 to Exclusive Start-Up License Agreement by and between the Company and UW, dated as of July 20, 2021.

10.7*†	Amendment No. 9 to Exclusive Start-Up License Agreement by and between the Company and UW, dated as of September 9, 2021.

10.8*†	Amendment No. 10 to Exclusive Start-Up License Agreement by and between the Company and UW, dated as of October 30, 2021.

10.9*†	Amendment No. 11 to Exclusive Start-Up License Agreement by and between the Company and UW, dated as of July 14, 2022.

10.10*#	Offer Letter and Employment Agreement by and between the Company and Bernard Cassidy, dated as of September 8, 2022.

10.11*#	Amendment No. 1 to the 2021 Employee Stock Purchase Plan, dated as of October 27, 2022.

31.1*+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
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

SANA BIOTECHNOLOGY, INC.

Date: November 2, 2022	By:	/s/ Steven D. Harr, M.D.
Steven D. Harr, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2022	By:	/s/ Nathan Hardy
Nathan Hardy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)