Form 10-Q
period 2023-03-31
Sana Biotechnology, Inc.
filed 2023-05-08
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 191,500,944 shares of common stock, $0.0001 par value per share, outstanding.

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

•	the timing of commencement of future preclinical studies, clinical trials, and research and development programs;
•	our ability to acquire, discover, and develop product candidates and timely advance them into and through clinical data readouts and successful completion of clinical trials;
•	our expectations regarding the potential safety, efficacy, or clinical utility of our product candidates;
•	our intentions with respect to and our ability to establish collaborations or partnerships;
•	the timing or likelihood of regulatory filings and approvals for our product candidates;
•	our commercialization, marketing, and manufacturing expectations, including with respect to the buildout of our manufacturing facility and capabilities and the timing thereof;
•	impact of future regulatory, judicial, and legislative changes or developments in the United States and foreign countries;
•	our intentions with respect to the commercialization of our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	the potential effects of public health crises on our preclinical and clinical programs and business;
•	our expectations regarding the impact of global events and macroeconomic conditions on our business;
•	the implementation of our business model and strategic plans for our business and product candidates, including additional indications which we may pursue;
•	our ability to effectively manage our growth, including our ability to retain and recruit personnel, and maintain our culture;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•	estimates of our expenses, future revenue, capital requirements, needs for additional financing, and ability to obtain additional capital;
•	our expected use of proceeds from our initial public offering and our existing cash, cash equivalents, and marketable securities;
•	the performance of our third-party suppliers and manufacturers;
•	our future financial performance;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act); and
•	developments and projections relating to our competitors and our industry, including competing products.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sana Biotechnology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$160,456	$176,765
Marketable securities	188,850	247,198
Restricted cash	6,100	6,100
Prepaid expenses and other current assets	14,502	14,374
Total current assets	369,908	444,437
Long-term marketable securities	5,825	10,051
Property and equipment, net	64,260	66,917
Operating lease right-of-use assets	98,116	92,486
Long-term restricted cash	4,408	4,408
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	4,589	4,599
TOTAL ASSETS	$746,928	$822,720
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,334	$2,857
Accrued compensation	17,029	26,362
Accrued expenses and other current liabilities	13,298	14,547
Operating lease liabilities	12,892	12,393
Contingent consideration	57,224	55,345
Total current liabilities	102,777	111,504
Operating lease liabilities, net of current portion	101,607	95,860
Contingent consideration, net of current portion	98,615	95,034
Success payment liabilities, net of current portion	15,667	21,007
Total liabilities	318,666	323,405
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; zero shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 750,000 shares authorized; 191,409 and 191,022 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	1,567,341	1,558,459
Accumulated other comprehensive loss	(2,139)	(4,327)
Accumulated deficit	(1,136,959)	(1,054,836)
Total stockholders' equity	428,262	499,315
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$746,928	$822,720

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$67,166	$72,689
Research and development related success payments and contingent consideration	120	(55,438)
General and administrative	16,766	14,434
Total operating expenses	84,052	31,685
Loss from operations	(84,052)	(31,685)
Interest income, net	1,976	339
Other expense, net	(47)	(102)
Net loss	$(82,123)	$(31,448)
Net loss per common share – basic and diluted	$(0.43)	$(0.17)
Weighted-average number of common shares – basic and diluted	191,228	185,955

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(82,123)	$(31,448)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on marketable securities, net	2,188	(3,806)
Total comprehensive loss	$(79,935)	$(35,254)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	191,022	$19	$1,558,459	$(4,327)	$(1,054,836)	$499,315
Fees incurred related to issuance of common stock from at the market offering	-	-	(200)	-	-	(200)
Vesting of restricted stock	154	-	-	-	-	-
Exercise of stock options	233	-	331	-	-	331
Stock-based compensation expense	-	-	8,751	-	-	8,751
Unrealized gain on marketable securities, net	-	-	-	2,188	-	2,188
Net loss	-	-	-	-	(82,123)	(82,123)
Balance as of March 31, 2023	191,409	$19	$1,567,341	$(2,139)	$(1,136,959)	$428,262

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	184,929	$18	$1,515,210	$(1,366)	$(785,360)	$728,502
Vesting of restricted stock	1,419	1	(1)	-	-	-
Exercise of stock options	284	-	652	-	-	652
Stock-based compensation expense	-	-	7,755	-	-	7,755
Unrealized loss on marketable securities, net	-	-	-	(3,806)	-	(3,806)
Net loss	-	-	-	-	(31,448)	(31,448)
Balance as of March 31, 2022	186,632	$19	$1,523,616	$(5,172)	$(816,808)	$701,655

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(82,123)	$(31,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,346	3,614
Stock-based compensation expense	8,751	7,755
Change in the estimated fair value of contingent consideration	5,460	(528)
Change in the estimated fair value of success payment liabilities	(5,340)	(54,910)
Non-cash expense for operating lease right-of-use assets	3,354	2,606
Other non-cash items, net	(2,913)	(1,437)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(106)	(3,191)
Operating lease right-of-use assets and liabilities	(8)	372
Accounts payable	(354)	1,917
Accrued expenses and other liabilities	(10,339)	(2,459)
Net cash used in operating activities	(79,272)	(77,709)
INVESTING ACTIVITIES:
Purchases of marketable securities	(20,431)	(25,675)
Proceeds from maturities of marketable securities	85,334	45,753
Purchases of property and equipment	(2,176)	(7,533)
Net cash provided by investing activities	62,727	12,545
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	236	652
Net cash provided by financing activities	236	652
Net decrease in cash, cash equivalents, and restricted cash	(16,309)	(64,512)
Cash, cash equivalents, and restricted cash at beginning of period	187,273	261,848
Cash, cash equivalents, and restricted cash at end of period	$170,964	$197,336
SUPPLEMENTAL CASH FLOW INFORMATION:
Operating lease right-of-use assets obtained in exchange for lease obligations	$8,984	$3,431
Purchases of property and equipment included in accounts payable and accrued liabilities	$968	$3,425
Cash received for amounts related to tenant improvement allowances	$-	$541

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

In August 2022, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which it may offer and sell through Cowen shares of the Company’s common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at the market equity offerings.

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of March 31, 2023, the Company had cash, cash equivalents, and marketable securities of $355.1 million, and an accumulated deficit of $1.1 billion, which includes cumulative non-cash charges related to the revaluation of the success payment liabilities and contingent consideration of $13.2 million and $104.6 million, respectively.

2. Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). Certain prior period amounts have been reclassified to conform to current period presentation.

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 16, 2023 (2022 Annual Report).

Significant accounting policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are consistent with those discussed in Note 2 in the 2022 Annual Report.

Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates in the Company’s condensed consolidated financial statements relate to success payment liabilities, contingent consideration, business combinations, accrued expenses, and operating lease right-of-use assets and liabilities.

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

3. Acquisitions

Cobalt Biomedicine, Inc.

In February 2019, the Company acquired 100% of the outstanding equity in Cobalt Biomedicine, Inc. (Cobalt), a privately held early-stage biotechnology company developing a platform technology using its fusogen technology to specifically and consistently deliver various biological payloads to cells (the Cobalt acquisition).

As part of the Cobalt acquisition, the Company recorded an intangible asset of $59.2 million, which consists of in-process research and development that is classified as indefinite-lived until the successful completion of the associated research and development technology, at which point it becomes a finite-lived asset and will be amortized over its estimated useful life. If the research and development technology is abandoned, an impairment charge will be recorded. The Company is actively developing the fusogen technology and, accordingly, the intangible asset is not complete. Amortization will begin when regulatory approval of a product candidate developed using the fusogen technology is obtained in a major market, typically either the United States or the European Union.

The Company recognized $140.6 million of goodwill as a result of the Cobalt acquisition, which is primarily attributable to the value the acquisition provides the Company by complementing the Company’s ex vivo portfolio with in vivo fusogen cell engineering technology and furthering the Company’s research in using engineered cells as medicines. The goodwill is not deductible for income tax purposes. There were no impairments of the intangible asset or goodwill since the acquisition.

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company has an obligation to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon the achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a program based on the fusogen technology in a clinical trial pursuant to an investigational new drug application, or has filed, or received approval for, a biologics license application or new drug application for a product developed using the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control of the Company if at least one of the Company’s programs based on the fusogen technology is an active research program at the time of such change of control. If the Company’s market capitalization is below $8.1 billion as of the date of a change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of March 31, 2023, a Cobalt Success Payment has not been triggered.

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value, with changes in fair value recognized in research and development related success payments and contingent consideration. As of March 31, 2023 and December 31, 2022, the estimated fair value of the Cobalt Success Payment liability was $14.3 million and $19.0 million, respectively, and was recorded in long-term liabilities. For the three months ended March 31, 2023 and 2022, the Company recognized a gain of $4.8 million and $46.8 million, respectively, in connection with the change in the estimated fair value of the Cobalt Success Payment.

As of March 31, 2023, the estimated fair value of the Cobalt Contingent Consideration was $155.8 million, of which $57.2 million was recorded in short-term liabilities and $98.6 million was recorded in long-term liabilities. As of December 31, 2022, the estimated fair value of the Cobalt Contingent Consideration was $150.4 million, of which $55.4 million was recorded in short-term liabilities and $95.0 million was recorded in long-term liabilities. For the three months ended March 31, 2023 and 2022, the Company recognized an expense of $5.5 million and a gain of $0.5 million, respectively, in connection with the change in the estimated fair value of the Cobalt Contingent Consideration.

4. License and collaboration agreements

Beam Therapeutics Inc.

In October 2021, the Company entered into an option and license agreement with Beam Therapeutics Inc. (Beam), pursuant to which the Company was granted a non-exclusive license to use Beam’s proprietary CRISPR Cas12b nuclease editing technology to research, develop, and commercialize engineered cell therapy products that (i) are directed to certain antigen targets, with respect to the Company’s allogeneic T cell programs, or (ii) comprise certain human cell types, with respect to the Company’s stem cell-derived programs. The Company made an upfront payment of $50.0 million to Beam, which was recorded in research and development expense for the year ended December 31, 2021. Additionally, under the terms of the agreement, the Company may be obligated to pay up to $65.0 million for each licensed product in specified developmental and commercial milestone payments and royalties on licensed products. At the time of the entry into the option and license agreement, a member of the Company’s board of directors was a beneficial owner of greater than 10% of the outstanding shares of Beam. This director is also affiliated with a member of the board of directors of Beam.

President and Fellows of Harvard College

In March 2019, the Company entered into an exclusive license agreement with the President and Fellows of Harvard College (Harvard) to access certain intellectual property for the development of hypoimmune-modified cells.

The Company has paid to Harvard aggregate consideration of $12.0 million, comprising $9.0 million in common stock and $3.0 million in cash. Under the terms of the agreement, the Company may be required to pay to Harvard up to an aggregate of $175.0 million in success payments, payable in cash, based on increases in the fair value of the Company’s common stock (Harvard Success Payments). The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard would be credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of March 31, 2023, a Harvard Success Payment had not been triggered.

The following table summarizes the potential success payments and common stock price required for payment:

Multiple of Equity Value at Issuance	5x	10x	20x	30x	40x
Per share common stock price required for payment	$20.00	$40.00	$80.00	$120.00	$160.00
Success payment(s) (in millions)	$5.0	$15.0	$30.0	$50.0	$75.0

The Harvard Success Payment liabilities are carried at fair value, with the initial value and changes in fair value recognized in research and development related success payments and contingent consideration. As of March 31, 2023 and 2022, the estimated fair value of the Harvard Success Payment liability was $1.4 million and $2.0 million, respectively, and were recorded in long-term liabilities. In connection with the change in the estimated fair value of the Harvard Success Payment liability, the Company recognized gains of $0.6 million and $8.1 million, respectively, for the three months ended March 31, 2023 and 2022.

5. Restricted cash

As of March 31, 2023 and December 31, 2022, the Company maintained two standby letters of credit totaling $10.5 million in the aggregate, which are collateralized with a bank account at a financial institution in accordance with the applicable lease agreements. The Company’s letter of credit related to its lease for industrial space located in Fremont, California will reduce from $6.7 million to $0.6 million in July 2023, and as such, $6.1 million in restricted cash is included in current assets on the balance sheet as of March 31, 2023.

6. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		March 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$98,694	$-	$-	$98,694
U.S. government and agency securities	Level 2	23,981	6	-	23,987
Corporate debt securities	Level 2	3,465	-	(3)	3,462
Total cash equivalents		126,140	6	(3)	126,143
Short-term marketable securities:
U.S. government and agency securities	Level 2	170,445	9	(1,859)	168,595
Corporate debt securities	Level 2	20,429	-	(174)	20,255
Total short-term marketable securities		190,874	9	(2,033)	188,850
Long-term marketable securities:
U.S. government and agency securities	Level 2	5,943	-	(118)	5,825
Total long-term marketable securities		5,943	-	(118)	5,825
Other assets	Level 3	367	-	-	367
Total financial assets		$323,324	$15	$(2,154)	$321,185
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$57,224	$-	$-	$57,224
Total short-term financial liabilities		57,224	-	-	57,224
Long-term financial liabilities:
Contingent consideration	Level 3	98,615	-	-	98,615
Success payment liabilities	Level 3	15,667	-	-	15,667
Total long-term financial liabilities		114,282	-	-	114,282
Total financial liabilities		$171,506	$-	$-	$171,506

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$114,363	$-	$-	$114,363
U.S. government and agency securities	Level 2	40,532	10	-	40,542
Corporate debt securities	Level 2	9,796	1	(2)	9,795
Total cash equivalents		164,691	11	(2)	164,700
Short-term marketable securities:
U.S. government and agency securities	Level 2	222,435	2	(3,711)	218,726
Corporate debt securities	Level 2	28,836	-	(364)	28,472
Total short-term marketable securities		251,271	2	(4,075)	247,198
Long-term marketable securities:
U.S. government and agency securities	Level 2	10,314	-	(263)	10,051
Total long-term marketable securities		10,314	-	(263)	10,051
Other assets	Level 3	369	-	-	369
Total financial assets		$426,645	$13	$(4,340)	$422,318
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$55,345	$-	$-	$55,345
Total short-term financial liabilities		55,345	-	-	55,345
Long-term financial liabilities:
Contingent consideration	Level 3	95,034	-	-	95,034
Success payment liabilities	Level 3	21,007	-	-	21,007
Total long-term financial liabilities		116,041	-	-	116,041
Total financial liabilities		$171,386	$-	$-	$171,386

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

The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, for the periods presented:

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
March 31, 2023
U.S. government and agency securities	$24,062	$(256)	$124,811	$(1,721)	$148,873	$(1,977)
Corporate debt securities	6,182	(9)	16,980	(168)	23,162	(177)
Total	$30,244	$(265)	$141,791	$(1,889)	$172,035	$(2,154)
December 31, 2022
U.S. government and agency securities	$49,253	$(673)	$172,845	$(3,301)	$222,098	$(3,974)
Corporate debt securities	13,333	(16)	19,664	(350)	32,997	(366)
Total	$62,586	$(689)	$192,509	$(3,651)	$255,095	$(4,340)

The Company determined that there was no material change in the credit risk of the above investments during the three months ended March 31, 2023. As such, an allowance for credit losses has not been recognized. As of March 31, 2023, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of March 31, 2023, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of March 31, 2023, the balance in accumulated other comprehensive loss included net unrealized gains (losses) related to the Company’s available-for-sale debt securities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2022	$150,379	$19,016	$1,991
Changes in fair value – expense (gain)	5,460	(4,760)	(580)
Balance as of March 31, 2023	155,839	14,256	1,411

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

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	March 31, 2023		December 31, 2022
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	13.2% – 15.0%	14.6%	13.4% – 15.1%	14.6%
Probability of milestone achievement	5.0% – 85.0%	36.0%	5.0% – 85.0%	36.0%

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

The fair values of the Cobalt Success Payments and Harvard Success Payments were calculated using the following unobservable inputs:

	March 31, 2023		December 31, 2022
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	70%	70%	70%	70%
Expected term (years)	15.9	8.0	16.1	8.2

7. Property and equipment, net

Property and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Laboratory equipment	$62,683	$61,842
Leasehold improvements	34,427	34,427
Construction in progress	2,541	1,711
Computer equipment, software, and other	2,932	2,914
Total property and equipment, at cost	102,583	100,894
Less: Accumulated depreciation	(38,323)	(33,977)
Property and equipment, net	$64,260	$66,917

Depreciation expense was $4.3 million and $3.6 million for the three months ended March 31, 2023 and 2022, respectively.

8. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued compensation:
Accrued bonuses	$5,216	$16,455
Accrued paid time off	6,346	4,794
Accrued payroll	5,198	5,113
Other accrued compensation	269	-
Total accrued compensation	$17,029	$26,362
Accrued expenses and other current liabilities:
Accrued research and development services	$7,566	$8,733
Accrued professional fees	810	1,158
Accrued property and equipment	2,684	1,790
Other accrued current liabilities	2,238	2,866
Total accrued expenses and other current liabilities	$13,298	$14,547

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

In June 2022, the Company entered into a lease agreement for 79,565 square feet of office, laboratory, and industrial space located in Bothell, Washington (the Bothell facility). The initial term of the lease is 16 years from the date the premises are delivered to the Company for construction of certain tenant improvements and includes the option to extend the lease for up to three additional five-year terms. The lease agreement also provides for up to $19.9 million for reimbursement of tenant improvements, as well as an additional $8.0 million for tenant improvements, available at the Company’s election, which the Company would be obligated to repay to the landlord monthly over the initial term of the lease with interest at a rate of 6.5% per annum. The Company is obligated to pay base rent of approximately $68.8 million over the initial term of the lease. In accordance with the lease agreement, the Company has obtained a letter of credit in the amount of $1.6 million. The Company recognized the right-of-use asset and lease liability in the first quarter of 2023, when the lease commenced. As of March 31, 2023, the right-of-use asset and lease liability was $9.0 million and $29.8 million, respectively.

In July 2021, the Company entered into a lease for industrial space located in Fremont, California (the Fremont facility), with the intent to establish and develop its manufacturing operations at the Fremont facility. However, the Company determined in June 2022 to establish and develop its manufacturing operations at the Bothell facility rather than the Fremont facility. The original right-of-use asset and lease liability for the Fremont facility was calculated assuming the Company would exercise its option to renew the lease for two additional five-year terms. The Company remeasured the lease for the Fremont facility in 2022 due to the shorter expected lease term, which resulted in a $12.8 million reduction in the related right-of-use asset and lease liability. Additionally, the Company wrote-off $4.5 million of construction in progress costs incurred in connection with the Fremont facility in general and administrative expense in the three months ended June 30, 2022.

The following table contains additional information related to the Company’s operating leases:

Location	Use	Approximate Square Footage	Commencement Dates	Expiration Dates
Seattle, WA	Office/Laboratory	48,000	March 2019 to September 2020	December 2026 to April 2028
Cambridge, MA	Office/Laboratory	60,000	March 2019 to January 2022	November 2025 to February 2028
South San Francisco, CA	Office/Laboratory	100,000	December 2019 to April 2022	April 2024 to April 2030
Fremont, CA	Industrial	163,000	July 2021	November 2031
Rochester, NY	Office/Laboratory	3,000	January 2022	January 2025
Bothell, WA	Office/Laboratory/Industrial	80,000	January 2023	January 2039

Throughout the term of the lease agreements, the Company is responsible for paying, in addition to base rent, certain operating costs, such as common area maintenance, taxes, utilities, and insurance. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

The following table summarizes the Company’s lease costs:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating lease cost	$7,061	$5,480
Variable lease cost	1,982	1,489
Total lease cost	$9,043	$6,969

As of March 31, 2023, the weighted-average remaining lease term was 7.3 years, and the weighted-average incremental borrowing rate was 10.89%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year to the present value of the operating lease liabilities as of March 31, 2023 (in thousands):

2023 (remaining 9 months)	$17,296
2024	28,021
2025	28,109
2026	25,268
2027	22,779
2028 and thereafter	120,859
Total undiscounted lease payments	242,332
Less: imputed interest	(106,625)
Less: tenant improvement allowances	(21,208)
Present value of operating lease liabilities	114,499
Less: current portion of operating lease liabilities	(12,892)
Operating lease liabilities, net of current portion	$101,607

10. Stockholders’ equity

As of March 31, 2023, there were 191.4 million shares of the Company’s common stock outstanding.

In August 2022, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which it may offer and sell through Cowen shares of the Company’s common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at the market equity offerings.

11. Stock-based compensation

Equity incentive plans

In February 2021, the Company adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (2021 ESPP), both of which became effective on the completion of the Company’s initial public offering. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering period or on the purchase date. As of March 31, 2023, 17.1 million shares and 5.2 million shares were available for future issuance under the 2021 Plan and the 2021 ESPP, respectively.

Stock-based compensation expense

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Research and development	$5,972	$5,712
General and administrative	2,779	2,043
Total stock-based compensation expense	$8,751	$7,755

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of March 31, 2023 are as follows:

	Stock Options	RSAs	RSUs
Unrecognized stock-based compensation expense (in thousands)	$79,839	$2	$7,650
Weighted-average period costs expected to be recognized (in years)	2.7	0.1	2.9

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	23,686	$7.79	8.3	$10,628
Granted	6,068	3.72
Exercised	(233)	1.47
Forfeited/Cancelled	(319)	8.39
Outstanding as of March 31, 2023	29,202	$6.98	8.5	$6,990
Exercisable as of March 31, 2023	9,563	$7.21	7.4	$5,490

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
Assumptions	2023	2022
Risk free interest rate	3.47% – 4.28%	1.56% – 2.41%
Expected volatility	70%	70%
Expected term (years)	6.25 – 6.50	6.25
Expected dividend	0%	0%

The following table summarizes additional information related to stock option activity:

	Three Months Ended March 31,
	2023	2022
Weighted average grant date fair value per share for options granted	$2.48	$3.83
Aggregate intrinsic value of stock options exercised (in thousands)	$561	$2,642

Restricted stock

A summary of the Company’s RSA and RSU activity is as follows:

	RSAs (in thousands)	RSAs Weighted-Average Grant Date Fair Value per Share	RSUs (in thousands)	RSUs Weighted-Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2022	12	$1.44	885	$6.66
Granted	-	-	1,209	3.72
Vested	(7)	0.28	(147)	5.78
Forfeited	-	-	(56)	5.02
Unvested shares as of March 31, 2023	5	$1.44	1,891	$4.89

The fair value of RSAs that vested during the three months ended March 31, 2023 was immaterial. The fair value of RSAs that vested during the three months ended March 31, 2022 was $0.3 million. The fair value of RSUs that vested during the three months ended March 31, 2023 and 2022 was $0.6 million and $0.4 million, respectively.

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

The Company applies judgment in its determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of March 31, 2023 and December 31, 2022, the Company’s uncertain tax positions were immaterial.

13. Net loss per share

Basic and diluted net loss per common share are calculated by dividing net loss by the weighted-average number of common shares outstanding during the relevant period, without consideration for common stock equivalents. The Company was in a loss position for all periods presented, and basic net loss per share and diluted net loss per share are therefore the same for all periods, as the inclusion of all potential common securities outstanding would have been anti-dilutive.

The following securities were excluded from the computation of net loss per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Options to purchase common stock	29,202	24,828
Unvested restricted common stock	5	2,959
Unvested RSUs	1,891	810
Total	31,098	28,597

14. Employee benefit plan

In January 2019, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. The Company matches each participant’s 401(k) contributions, up to $4,000 per year per participant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 16, 2023 (2022 Annual Report). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements that are based upon current beliefs, plans, and expectations related to future events and our future financial performance that involve risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of numerous factors, including those set forth in the section of this Quarterly Report titled “Risk Factors.” See also the section of this Quarterly Report titled “Special Note Regarding Forward-Looking Statements.”

Overview

We were founded on the belief that engineered cells will be one of the most important transformations in medicine over the next several decades. The burden of diseases that can be addressed at their root cause through engineered cells is significant. We view engineered cells as having the potential to be as therapeutically disruptive as biologics to clinical practice. Our long-term aspirations are to be able to control or modify any gene in the body, to replace any cell that is damaged or missing, and to markedly improve access to cellular and gene-based medicines. We have brought together an experienced group of scientists, engineers, and company builders and combined them with the necessary technologies to move this vision forward. We are developing ex vivo and in vivo cell engineering platforms to revolutionize treatment across a broad array of therapeutic areas with unmet treatment needs, including oncology, diabetes, central nervous system disorders, and genetic disorders, among others. Our platform progress, broad capabilities, and strong balance sheet enable us to execute on a broad vision. We expect clinical data from our first program, our CD19-targeted allogeneic chimeric antigen receptor (CAR) T (SC291) program, in 2023. We also continue to make progress on developing our cell engineering platforms and advancing our product candidates through preclinical development, with the goal of multiple investigational new drug (IND) submissions in 2023 and beyond.

Frequently in disease, cells are damaged or missing entirely, and an effective therapy needs to replace the entire cell, an approach referred to as cell therapy or ex vivo cell engineering. A successful therapeutic requires an ability to manufacture cells at scale that engraft, function, and have the necessary persistence in the body. Of these requirements, long-term persistence related to overcoming immunologic rejection of another person’s cells has been the most challenging, which has led many to focus on autologous, or a patient’s own, cells as the therapeutic source. However, autologous therapies require a complex process of harvesting cells from the patients, manipulating them outside the body, and returning them to the patient. Products using this approach have had to manage significant challenges such as scalability, product variability, product quality, cost, patient accessibility, and limits on number of cell types that are amenable to this approach. Given these limitations, rather than using autologous cells to overcome immune rejection, we have invested in creating hypoimmune-modified cells that can “hide” from the patient’s immune system. We are striving to make therapies that use pluripotent stem cells with our hypoimmune genetic modifications as the starting material, which we then differentiate into a specific cell type, such as a pancreatic islet cell, before treating the patient. Additionally, there are cell types for which effective differentiation protocols from a stem cell have not yet been developed, such as T cells. For these cell types, instead of starting from a pluripotent stem cell, we can use allogeneic, fully-differentiated cells sourced from a donor as the starting material to which we then apply our hypoimmune genetic modifications.

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

We continue to make progress developing our cell engineering platforms – our hypoimmune allogeneic CAR T platform, our stem-cell derived platform that also leverages our hypoimmune technology, and our in vivo fusogen platform. In early 2023, the FDA cleared our first IND submission for our SC291 program, and we continue advancing our other product candidates through preclinical development toward potential IND submissions in 2023 and beyond.

We began enrolling patients in our Phase 1 clinical trial evaluating SC291 in B-cell malignancies, which we refer to as our ARDENT trial, and expect initial clinical data for this program in 2023. In addition, SC291 was granted Fast Track Designation by the FDA for the treatment of relapsed/refractory (r/r) large B-cell lymphoma and r/r chronic lymphocytic leukemia. We also expect clinical data in 2023 from an Investigator Sponsored Trial (IST) leveraging our hypoimmune technology. The IST aims to treat type 1 diabetes using hypoimmune-modified cadaveric primary islet cells. The clinical data from SC291 and the primary islet cell IST each offer the potential of human proof of concept for our hypoimmune platform and may unlock learnings for our allogeneic CAR T and stem-cell derived programs approaching IND filings in the coming years.

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

From our stem-cell derived platform, we expect to file an IND as early as 2024 for our stem-cell derived pancreatic islet cell program (SC451) with the potential to treat type 1 diabetes. The SC451 program also leverages our hypoimmune platform. The goal of SC451 is to transplant, without immunosuppression, hypoimmune-modified islet cells into patients with type 1 diabetes so that these cells produce insulin in a physiologic manner in response to glucose.

Our in vivo CAR T with CD8-targeted fusogen delivery of a CD19-targeted CAR (SG299) has the potential to generate CAR T cells in vivo, which would potentially reduce or eliminate the need for conditioning chemotherapy and complex CAR T cell manufacturing. We have demonstrated the ability to safely and selectively deliver the CAR gene to T cells in vivo and to generate active CAR T cells in multiple preclinical models. Recently, our scientists have made progress in a second-generation manufacturing process that results in at least a 50X improvement in product potency, which we believe has the potential to translate into better efficacy, safety, and long-term manufacturability. In the fourth quarter of 2022, we decided to bring this second-generation process forward for our first-in-human studies in patients with B-cell malignancies. We plan to file an IND for SG299 in 2023.

We continue to make progress on developing our cell engineering platforms and advancing our product candidates through preclinical development and toward potential IND submissions in 2023 and beyond. Based on our current timelines for our lead programs, we believe our cash runway will enable multiple data readouts across our platforms. Given the depth and breadth of our portfolio, we expect to assess and prioritize our programs on an ongoing basis based on various factors, including internal and external opportunities and constraints, which may result in our decision to advance certain programs ahead or instead of others. As certain of our product candidates advance toward potential IND submissions, we are conducting good laboratory practices toxicity studies and establishing necessary scale-up for our manufacturing processes. For details regarding our product candidates, see the section titled “Business— Overview” in Part I, Item 1 included in the 2022 Annual Report.

Our ex vivo and in vivo technologies represent an aggregation of years of innovation and technology from multiple academic institutions and companies, including hypoimmune technology licensed from the President and Fellows of Harvard College (Harvard) and The Regents of the University of California, our ex vivo cell engineering program focused on certain brain disorders acquired from Oscine Corp., fusogen technology acquired from Cobalt Biomedicines Inc. (Cobalt), and gene editing technology licensed from Beam Therapeutics Inc. (Beam), among others. For details regarding these acquisitions and license and collaboration agreements, see Note 3, Acquisitions and Note 4, License and collaboration agreements to our consolidated financial statements included in our 2022 Annual Report, as well as the section titled “Business— Key Intellectual Property Agreements” in Part I, Item 1 included in our 2022 Annual Report.

Our operations to date have included developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, preparing for clinical trials of our product candidates, acquiring technology, organizing and staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. Our net losses for the three months ended March 31, 2023 and 2022 were $82.1 million and $31.4 million, respectively. As of March 31, 2023, we had an accumulated deficit of $1.1 billion, which includes non-cash charges of $13.2 million and $104.6 million related to the revaluation of the success payment liabilities and contingent consideration, respectively. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations. As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $355.1 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

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

Macroeconomic Considerations

Our business and operations may be negatively affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as rising inflation, rising interest rates, declines in consumer confidence, declines in economic growth, uncertainty in the markets, the ongoing Russia-Ukraine war, tensions in U.S.-China relations, and the aftermath of the COVID-19 pandemic. The severity and duration of the impact of these events and conditions on our business cannot be predicted and may not be fully reflected in our results of operations until future periods. If economic uncertainty continues or increases, or if the global economy worsens, our business, financial condition, and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events and conditions on our business, financial condition, and operating results, see the section titled “Risk Factors” included in this Quarterly Report.

Acquisitions

We have completed various acquisitions since inception. For details regarding our acquisitions, see the section titled “Business—Key Intellectual Property Agreements” and Note 3, Acquisitions, to our consolidated financial statements included in our 2022 Annual Report.

License and collaboration agreements

We have entered into license and collaboration agreements with various third parties. For details regarding these agreements, see the section titled “Business— Key Intellectual Property Agreements” and Note 4, License and collaboration agreements, to our consolidated financial statements included in our 2022 Annual Report.

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of March 31, 2023, a Cobalt Success Payment had not been triggered.

See Note 3, Acquisitions to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” and “—Critical accounting policies and significant judgments and estimates—Contingent consideration” in our 2022 Annual Report for more information on the accounting treatment of the Cobalt Success Payment and Cobalt Contingent Consideration.

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of March 31, 2023, a Harvard Success Payment had not been triggered.

See Note 4, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the various per share common stock values that trigger a Harvard Success Payment. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” in our 2022 Annual Report for more information on the accounting treatment of the Harvard Success Payments.

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

Research and development expenses consist of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation, external research and development expenses incurred under arrangements with third parties, including contract development manufacturing organization (CDMO) manufacturing costs (including pass-through costs) and clinical trial costs, costs for laboratory supplies, costs to acquire and license technologies aligned with our goal of translating engineered cells to medicines, facility expenses, including rent, depreciation, and allocated overhead costs. The timing and amount of costs to acquire and license technologies in the future cannot be reliably estimated and may fluctuate from quarter to quarter and year to year.

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

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$67,166	$72,689	$(5,523)
Research and development related success payments and contingent consideration	120	(55,438)	55,558
General and administrative	16,766	14,434	2,332
Total operating expenses	84,052	31,685	52,367
Loss from operations	(84,052)	(31,685)	(52,367)
Interest income, net	1,976	339	1,637
Other expense, net	(47)	(102)	55
Net loss	$(82,123)	$(31,448)	$(50,675)

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Licensing of technology	$394	$6,241	$(5,847)
Research, development, and laboratory	14,342	17,004	(2,662)
Third-party manufacturing	3,822	5,493	(1,671)
Facility and other allocated expenses	17,201	14,604	2,597
Personnel	29,753	28,403	1,350
Other	1,654	944	710
Total research and development expense	$67,166	$72,689	$(5,523)

Research and development expense was $67.2 million and $72.7 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of $5.5 million was primarily due to:

•	a decrease of $5.8 million related to licensing technology for our CD22 and BCMA programs in the first quarter of 2022;
•	a net decrease of $2.7 million in laboratory and research costs, partially offset by an increase in clinical development costs; and
•	a decrease of $1.7 million in third-party manufacturing costs for CDMOs.

These decreases were offset by the following:

•	an increase of $2.6 million in facility costs, including rent for our manufacturing facility in Bothell, Washington, and other allocated overhead costs; and
•	an increase of $1.4 million in personnel-related expenses attributable to a slight increase in headcount.

Research and development related success payments and contingent consideration

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Cobalt success payment	$(4,760)	$(46,823)	$42,063
Harvard success payments	(580)	(8,087)	7,507
Contingent consideration	5,460	(528)	5,988
Total research and development related success payments and contingent consideration	$120	$(55,438)	$55,558

The gains related to the change in the estimated fair value of our Cobalt Success Payment were $4.8 million and $46.8 million for the three months ended March 31, 2023 and 2022, respectively. The changes in value were due to changes in our market capitalization during the relevant periods. The gains related to the change in the estimated fair value of our Harvard Success Payments was $0.6 million and $8.1 million for the three months ended March 31, 2023 and 2022, respectively. The changes in value were due to changes in our common stock price during the relevant periods. The expense related to the change in the estimated fair value of our Cobalt Contingent Consideration was $5.5 million for the three months ended March 31, 2023, compared to a gain of $0.5 million for the same period in 2022. The changes in value were primarily due to variability of the discount rates used in the calculation offset by scientific progress toward the achievement of milestones during the relevant periods.

General and administrative expenses

General and administrative expenses were $16.8 million and $14.4 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $2.3 million was primarily due to operating costs of $0.9 million incurred in connection with our previously planned manufacturing facility, formerly in research and development expense, an increase in non-cash stock-based compensation of $0.7 million, and other personnel-related expenses of $0.5 million.

Interest income, net

Interest income, net, was $2.0 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, and consisted primarily of interest earned on our cash and marketable securities balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of March 31, 2023, we had $355.1 million in cash, cash equivalents, and marketable securities. To date we have raised an aggregate of approximately $1.3 billion in net proceeds from sales of common stock and private placements of our convertible preferred stock.

In August 2022, we entered a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which it may offer and sell through Cowen shares of our common stock having an offering price of up to $150.0 million from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of March 31, 2023, net proceeds raised under the ATM facility were immaterial.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(79,272)	$(77,709)
Investing activities	62,727	12,545
Financing activities	236	652
Net decrease in cash, cash equivalents, and restricted cash	$(16,309)	$(64,512)

Operating activities

During the three months ended March 31, 2023, net cash used in operating activities was $79.3 million, consisting primarily of net loss of $82.1 million and the change in net operating assets and liabilities of $10.8 million, offset by non-cash adjustments of $13.6 million. The non-cash adjustments of $13.6 million consisted of $8.8 million of non-cash stock-based compensation, $4.3 million of depreciation, and other net non-cash adjustments of $0.5 million.

During the three months ended March 31, 2022, net cash used in operating activities was $77.7 million, consisting primarily of net loss of $31.4 million, partially offset by the change in our net operating assets and liabilities of $3.4 million and non-cash adjustments of $42.9 million. The non-cash adjustments of $42.9 million consisted of a gain of $54.9 million for revaluation of our success payment liabilities non-cash stock-based compensation expense of $7.8 million, depreciation expense of $3.6 million, and other non-cash adjustments of $0.6 million.

Investing activities

During the three months ended March 31, 2023 and 2022, cash provided by investing activities was $62.7 million and $12.5 million, respectively. For the three months ended March 31, 2023 and 2022, this consisted of net purchases and maturities of marketable securities of $64.9 million and 20.0 million, respectively, partially offset by purchases of property and equipment of $2.2 million and $7.5 million, respectively.

Financing activities

During the three months ended March 31, 2023, cash provided by financing activities was $0.2 million, consisting primarily of net proceeds from issuance of common stock. During the three months ended March 31, 2022, cash provided by financing activities was $0.7 million, consisting primarily of net proceeds from the employee stock purchase plan and exercise of stock options.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of March 31, 2023:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations(1)	$24,623	$55,051	$47,012	$115,646	$242,332

(1)	As part of our decision to move the site of our manufacturing facility to Bothell, Washington from Fremont, California, we intend to sublease or terminate the lease for the Fremont facility.

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of March 31, 2023 are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 of our 2022 Annual Report for more information about these payment obligations.

We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock, pursuant to the terms and conditions in the Cobalt acquisition agreement, and up to an aggregate of $175.0 million in success payments to Harvard, payable in cash. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” in our 2022 Annual Report and Note 4, License and collaboration agreements, to our condensed consolidated financial statements located elsewhere in this Quarterly Report for more information on the success payments. As of March 31, 2023, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain, and therefore any related payments are not included in the table above.

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

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies used in preparation of these condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, are consistent with those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates” in our 2022 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our common stock price.

Interest rate risk

As of March 31, 2023, we had cash, cash equivalents, and restricted cash of $355.1 million, which consisted of bank deposits and money market funds, and also had marketable securities of $194.7 million. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. We had no debt outstanding as of March 31, 2023.

Market capitalization and common stock price sensitivity

We agreed to make a success payment to Cobalt based on our market capitalization payable in cash or stock, and success payments to Harvard based on increases in the per share fair market value of our common stock, payable in cash.

As of March 31, 2023, the estimated aggregate fair value of the success payment liabilities was $15.7 million. For the three months ended March 31, 2023, we recorded a gain of $5.4 million related to the aggregate change in the estimated fair value of our success payment liabilities.

Changes in our market capitalization and the fair value of our common stock as of each balance sheet date may have a relatively large change in the estimated valuation of the success payment liabilities and resulting expense or gain. For example, for the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization as of March 31, 2023 from $0.6 billion to $0.8 billion would have decreased the gain recorded in the three months ended March 31, 2023 by $4.0 million to $0.7 million. A hypothetical 20% decrease in our market capitalization from $0.6 billion to $0.5 billion would have increased the gain recorded in the three months ended March 31, 2023 by $3.5 million to $8.2 million. For the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price as of March 31, 2023 from $3.27 per share to $3.92 per share would have decreased the gain recorded in the three months ended March 31, 2023 by $0.4 million to $0.1 million. A hypothetical 20% decrease in the common stock price from $3.27 per share to $2.62 per share would have increased the gain recorded in three months ended March 31, 2023 by $0.5 million to $1.0 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	Our ability to develop our cell engineering platforms and product candidates and our future growth depend on retaining our key personnel and recruiting additional qualified personnel.
•	We may encounter difficulties in managing our growth if and as we expand our development and regulatory capabilities, which could disrupt our operations.
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
•

We rely on, and expect to continue to rely on, third parties to perform certain activities, including research and preclinical studies, manufacture of our product candidates and materials used in the manufacturing of our product candidates, and the conduct of various aspects of our clinical trials. Any failure of such third parties to perform their obligations to us, including in accordance with our timelines or applicable regulatory requirements, could materially harm our business.

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

•

The development and commercialization of biopharmaceutical products is subject to extensive regulation, and the regulatory approval processes of the United States Food and Drug Administration (FDA) and comparable foreign regulatory authorities are lengthy, time-consuming, and inherently unpredictable. If we are unable to obtain regulatory approval for our product candidates on a timely basis, or at all, our business will be substantially harmed.

•

We have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability.

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
•

We or the third parties upon whom we depend may be adversely affected by natural disasters, public health epidemics, such as the COVID-19 pandemic, telecommunications or electrical failures, geo-political actions, including war and terrorism, political and economic instability, and other events beyond our control, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

•	Market and economic conditions may negatively impact our business, financial condition, and share price.

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

A key element of our strategy is to identify and develop a broad pipeline of product candidates using our ex vivo and in vivo cell engineering platforms and advance those product candidates through clinical development for the treatment of various different diseases. We have not commenced clinical trials for any product candidates developed with these platforms. The scientific research that forms the basis of our efforts to develop product candidates with our platforms is still ongoing. We are not aware of any FDA-approved therapeutics that are cell products derived from pluripotent stem cells (PSCs) or that utilize our fusogen technology. Further, the scientific evidence that supports the feasibility of developing therapeutic treatments based on our platforms is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates.

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

In addition, product candidates developed with our hypoimmune and fusogen technologies have potential safety risks, including those related to genotoxicity associated with the delivery of genome-modifying payloads. For example, DNA sequences that randomly integrate into a cell’s DNA may increase the risk for or cause certain cancers. Additionally, gene editing approaches may edit the genome at sites other than the intended DNA target or cause DNA rearrangements, each of which may have oncogenic or other adverse effects. PSC-derived cell products may have potential safety risks related to genomic and epigenomic variations that have occurred or may occur during the manufacturing process. We cannot always predict the types and potential impact of these genomic changes, including whether certain changes are or may eventually be harmful. Accordingly, it may be difficult for us to conduct the level of testing and assay development necessary to ensure that our PSC-derived cell product candidates have an acceptable safety profile when used in humans. These risks related to genetic variation are also relevant to our product candidates created from donor-derived cells. Additionally, our stem cell-based product candidates have potential safety risks that may result from cells that are undifferentiated or have not been completely differentiated to the desired phenotype and lead to oncogenic transformations or other adverse effects. As a result, it is possible that safety events or concerns could negatively affect the development of our product candidates, as described elsewhere in these Risk Factors.

Given the novelty of our technologies, we intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates. However, due to a lack of experience with similar therapeutics or delivery methods, the regulatory pathway with the FDA and comparable foreign regulatory authorities may be more complex, time-consuming, and unpredictable relative to more well-known therapeutics. For example, even if we obtain human data to support continued evaluation and approval of our product candidates, the FDA or comparable foreign regulatory authorities may lack experience in evaluating the safety and efficacy of therapeutics similar to our product candidates or may scrutinize such data more closely than data generated from more established types of biological products. In addition, given that there are no approved PSC- or donor-derived cell therapy products on the market, the FDA and comparable foreign regulatory authorities have not established consistent standards by which to evaluate the safety of such products, and any such standards that they do establish may subsequently change. Moreover, the FDA remains focused on potential safety issues associated with gene and cell therapy products, and as the number of new gene and cell therapy product candidates submitted for FDA review has increased in recent years, the number of clinical holds imposed by the FDA has also increased. For example, the FDA has placed clinical holds on certain product candidates pending further evaluation of genomic abnormalities detected in as few as a single patient following administration of such product candidates. We cannot be certain that the FDA or comparable foreign regulatory authorities will determine that the potential safety risks associated with our product candidates outweigh the potential therapeutic benefits, and that they will allow us to commence clinical trials of such product candidates in a timely manner, or at all, or to continue such clinical trials once they have commenced. If we become subject to a clinical hold with respect to any of our product candidates due to a potential safety issue, we cannot guarantee that we will be able to provide the applicable regulatory authority with sufficient data or other evidence regarding the safety profile of such product candidate such that we will be able to commence or resume clinical development of such product candidates in a timely manner or at all. This could delay clinical development of such product candidate or our other product candidates, increase our expected development costs, increase the length of the regulatory review process, and delay or prevent commercialization of our product candidates. In addition, the evaluation process for our product candidates will take time and resources and may require independent third-party analyses, and our product candidates may ultimately not be accepted or approved by the FDA or comparable foreign regulatory authorities. As such, even if we are successful in building our pipeline of product candidates from our ex vivo and in vivo cell engineering platforms, we cannot be certain that such efforts will lead to the development of approvable or marketable products, either alone or in combination with other therapies.

If we are unable to successfully identify, develop, and commercialize any product candidates, or experience significant delays in doing so, our business, financial condition, and results of operations will be materially adversely affected.

Our ability to generate revenue from sales of any of our product candidates, which we do not expect to occur for at least the next several years, if ever, will depend heavily on the timely and successful identification, development, regulatory approval, and eventual commercialization of any such product candidates, which may never occur. To date, we have not generated revenue from sales of any products, and we may never be able to develop, obtain regulatory approval for, or commercialize a marketable product. Before we generate any revenue from product sales of any of our current or potential future product candidates, we will need to manage preclinical, clinical, and manufacturing activities, including undertaking significant clinical development, obtain regulatory approval in multiple jurisdictions, establish manufacturing supply, including commercial manufacturing supply, and build a commercial organization, which will require substantial investment and significant marketing efforts. We may never receive regulatory approval for any of our product candidates, which would prevent us from marketing, promoting, or selling any of our product candidates and generating revenue.

The successful development of our product candidates will depend on or be affected by numerous factors, including the following:

•

our successful and timely completion of preclinical studies and clinical trials for which the FDA and any comparable foreign regulatory authorities agree with the design, endpoints, and implementation;

•	the sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•	the timely receipt of regulatory approvals or authorizations to conduct clinical trials;
•	our ability to timely and successfully initiate, enroll patients in, and complete clinical trials;
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
•

our ability to address any potential interruptions or delays resulting from external factors, including those related to the current global geo-political, business, and economic environment, including due to the effects of the COVID-19 pandemic;

•

the extent of any clinical or regulatory setbacks experienced by other companies developing similar products or within adjacent fields, including allogeneic cell-based therapies and the fields of gene editing and gene therapy, which could negatively impact the perceptions of the value and risk of our product candidates and technologies;

•

the extent of any post-marketing approval commitments we may be required to make to applicable regulatory authorities, including the conduct of any post-marketing approval clinical studies, and our ability to comply with any such commitments; and

•

our ability to establish, scale up, and scale out, either alone or with CDMOs, manufacturing capabilities for clinical supply of our product candidates for our clinical trials and, if any of our product candidates are approved, commercial supply (including licensure) of such product candidates.

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

A key component of our strategy is to acquire and in-license technologies to support our mission of using engineered cells as medicines. Our ex vivo and in vivo cell engineering technologies represent an aggregation of years of innovation and technology from multiple academic institutions and companies, including hypoimmune technology that we licensed from the President and Fellows of Harvard College (Harvard) and The Regents of the University of California (UCSF), our ex vivo cell engineering program focused on certain brain disorders that we acquired from Oscine Corp., our fusogen technology that we acquired from Cobalt Biomedicine, Inc. (Cobalt), and gene editing technology that we licensed from Beam Therapeutics Inc., among others. We continue to actively evaluate various acquisition and licensing opportunities on an ongoing basis.

The level of success of these acquisition and in-licensing arrangements, including any that we may enter into in the future, will depend on the risks and uncertainties involved, including:

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

For example, in November 2022, we underwent a portfolio prioritization and corporate restructuring designed to optimize development of our programs at or nearing clinical development, to continue investments in our core research platforms and innovation, and to maintain a strong balance sheet. As part of the restructuring, we halted further investment in our ex vivo cell engineering program focused on replacing damaged heart cells (the Cardiac Program), which we had been developing since we acquired Cytocardia, Inc., a privately held early stage biotechnology company, in November 2019. As a result, we will not realize the full extent of the benefits from this program that we anticipated at the time of the acquisition.

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

Additionally, we may not be successful in our efforts to acquire or obtain rights to certain technologies or products that are necessary for the success of our product candidates or technologies on acceptable terms or at all, including because we may be unable to successfully or timely negotiate the terms of an agreement with the third-party owner of such technology or products or because such third party may have determined to deprioritize such technology or products. If we are not able to acquire or obtain rights to certain technologies or products on which certain of our product candidates or technologies may depend, it may be necessary for us to delay, reduce, or curtail the development of such product candidates or technologies, or incur additional costs in order to continue development without such rights.

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

•

we and our collaborators may disagree regarding the development plan for a collaboration product candidate, including, for example, with respect to target indications, inclusion or exclusion criteria for a clinical trial, or the decision to seek approval as front-line therapy versus second-, third-, or fourth-line therapy;

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

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of gene and cell therapy products often encounter difficulties in production, particularly in scaling up, scaling out, validating initial production, ensuring the absence of contamination, and ensuring process robustness after initial production. These include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, and shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. As a result of the complexities involved in biopharmaceutical manufacturing, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds and the manufacturing process is less reliable and more difficult to reproduce, and this is particularly true with respect to our product candidates. The application of new regulatory guidelines or parameters, such as those related to control strategy testing, may also adversely affect our ability to manufacture our product candidates in a compliant and cost-effective manner or at all.

We continue to invest in building world class capabilities in key areas of manufacturing sciences and operations, including development of our ex vivo and in vivo cell engineering platforms, product characterization, and process analytics. Our investments also include scaled research solutions, scaled infrastructure, and novel technologies to improve efficiency, characterization, and scalability of manufacturing, including establishing our internal manufacturing capabilities. However, we have limited experience in managing the manufacturing processes necessary for making cell and gene therapies. We cannot be sure that the manufacturing processes that we use, or the technologies that we incorporate into these processes, will result in viable or scalable yields of ex vivo and in vivo cell engineering product candidates that will have acceptable safety, purity, and potency, or efficacy, profiles and meet market demand.

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

Designing and building out the Bothell facility and the URMC site are time-consuming and require significant resources, including a reallocation of certain of our existing financial, human, and other resources, including the time and attention of our senior management. In addition, given the volatility in the costs of building materials, as well as the impact of rising rates of inflation, building out our manufacturing capabilities may be more expensive than we expect. We do not have experience as a company in developing internal manufacturing capabilities, and we may experience unexpected costs or delays or be unsuccessful in developing our internal manufacturing capabilities in time to support registration-enabling clinical trials of our product candidates or at all. In order to build out the Bothell facility and the URMC site, we will need to continue to engage third-party service providers and obtain equipment and third-party technology necessary to manufacture our product candidates. However, we may not be able to negotiate agreements with third parties or access necessary technologies on commercially reasonable terms or at all. Moreover, there is no guarantee that the industrial space that we are leasing to develop the Bothell facility will not change ownership over the term of the lease or be subject to additional zoning or other restrictions, and that, in such an event, we will be able to continue to build or operate the facility without restriction or further delay or cost.

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

Once we have completed the build-out of the Bothell facility and the URMC site, we may be required to transition manufacturing processes and know-how of certain of our product candidates from our CDMOs to the Bothell facility and the URMC site. To date, we and our CDMOs have limited experience in the technology transfer of manufacturing processes. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to the Bothell facility and the URMC site may require utilization of new or different processes to meet our facility requirements. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We will not know with certainty whether all relevant know-how and data has been adequately incorporated into the manufacturing process being conducted at our facilities until the completion of studies and evaluations intended to demonstrate the comparability of material previously produced by our CDMOs with that generated by our facilities.

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

We may encounter difficulties in managing our growth if and as we expand our development and regulatory capabilities, which could disrupt our operations.

We experienced rapid growth following our inception in July 2018. However, as part of our November 2022 restructuring, we reduced our headcount by approximately 15% by the end of 2022 in order to optimize development of our programs at or nearing clinical development, to continue investments in our core research platforms and innovation, and to maintain a strong balance sheet. As of March 31, 2023, we had 424 full-time employees and four part-time employees. The restructuring and associated workforce reduction may yield unintended consequences and costs, including difficulty retaining and motivating remaining employees and difficulty attracting and hiring qualified employees.

Despite our workforce reduction in connection with the restructuring, if we have success in our initial clinical trials, we expect continued growth in the scope of our operations, particularly if and as we advance our product candidates into IND-enabling studies and clinical trials and continue to establish regulatory, quality, and clinical operations and supply chain logistics and manufacturing. To manage our growth, we have implemented and improved, and plan to continue to implement and improve, our managerial, operational, and financial systems, and continue to recruit and train additional qualified personnel. However, due to our limited financial resources and the complexity of managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The continued expansion of our operations will be costly and may divert our management and business development resources. For example, members of management will have significant added responsibilities in connection with effecting and managing our growth, including identifying, recruiting, integrating, maintaining, and motivating current and future employees, effectively managing our internal development efforts, including the clinical and regulatory (e.g., FDA) review process, while complying with our contractual obligations to third parties, and maintaining and improving our operational, financial, and management controls, reporting systems, and procedures. In addition, as we grow, we may be required to rely more heavily on third-party service providers, which exposes us to risks to which we would not be subject if we performed all work internally, as described elsewhere in these Risk Factors. Our inability to successfully manage our growth could delay the execution of our business plans or disrupt our operations.

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

We use human stem cells in our research and development, including induced PSCs (iPSCs) and embryonic stem cells (ESCs), and one or more of our ex vivo cell engineering product candidates may be derived from human stem cells. The use of such cells in our research, or as starting cell lines in the manufacture of one or more of our product candidates, exposes us to numerous risks. These risks include difficulties in securing sufficient and viable stem cells as starting material, recruiting patients for our clinical trials, as well as managing a multitude of legal and regulatory restrictions on the sourcing and use of these cells. In particular, in some states, use of embryonic tissue as a source of stem cells is prohibited and many research institutions have adopted policies regarding the ethical use of human embryonic tissue. If these policies or restrictions have the effect of limiting the scope of research we can conduct using stem cells, our ability to develop our ex vivo cell engineering product candidates may be significantly impaired, which could have a material adverse effect on our business. Further, the use of stem cells generally, and ESCs, in particular, has social, legal, and ethical implications. Certain political and religious groups continue to voice opposition to the use of human stem cells in drug research, development, and manufacturing. Adverse publicity due to ethical and social controversies surrounding the use of stem cells could lead to negative public opinion, difficulties enrolling patients in our clinical trials, increased regulation, and stricter policies regarding the use of such cells, which could harm our business and may limit market acceptance of any of our product candidates that may receive regulatory approval. In addition, clinical experience with stem cells, including iPSCs and ESCs, is limited. We are not aware of any products utilizing iPSCs or ESCs as a starting material that have received marketing approval from the FDA or a comparable foreign regulatory authority. Therefore, patients in our clinical trials may experience unexpected side effects, and we may experience unexpected regulatory delays prior to or, if approval were to be granted, after regulatory approval.

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

A pandemic, or another pandemic, epidemic, or infectious disease outbreak in the United States or worldwide, such as the COVID-19 pandemic, could materially and adversely affect our preclinical studies and development, our manufacturing capabilities, any clinical trials we may commence, and our business, financial condition, and results of operations.

As a result of the COVID-19 pandemic and related “shelter in place” orders and other public health guidance measures, we have experienced and may in the future experience disruptions that could materially and adversely impact our preclinical studies and development, any clinical trials we may commence, and our business, financial condition, and results of operations. We may experience similar or other disruptions if another pandemic, epidemic, or infectious disease outbreak in the United States or worldwide occurs. In response to the spread of COVID-19, beginning in early 2020, we limited operations in our executive offices, with our administrative employees primarily working outside of our offices, and took other precautionary measures, including the periodic testing of our on-site employees and limiting employee travel. Following the initial onset of the COVID-19 pandemic, consistent with the lifting of certain government orders and guidance, our staff have begun working in the offices more frequently, but many of our administrative employees continue to work outside of our offices on at least a part-time basis. We continue to monitor the effects of COVID-19 variants and subvariants, along with other infectious disease outbreaks, to assess the safety considerations associated with our employees working onsite and engaging in work-related travel.

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

Potential disruptions to our preclinical development efforts resulting from the COVID-19 pandemic or another pandemic, epidemic, or infectious disease outbreak may include the following:

•	delays or disruptions in preclinical experiments and Investigational New Drug application (IND)-enabling studies, including due to unforeseen circumstances at our CROs and vendors;
•	limitations on employee or other resources that would otherwise be focused on the conduct of our preclinical activities, including because of illness of employees or their families; and
•	delays in necessary interactions with regulatory authorities, ethics committees, and other important agencies and contractors, including due to limitations in employee resources.

In addition, we have experienced, and we and our service providers or vendors may continue to experience, delays in the procurement of, or an inability to procure, certain laboratory supplies required for the conduct of our research and preclinical activities, such as cell culture plasticware and single use containers, as a result of factors related to the COVID-19 pandemic. The impact of the COVID-19 pandemic may also adversely affect our manufacturing capabilities. For example, we may experience delays or otherwise experience difficulties in building out and operationalizing the Bothell facility or the URMC site and obtaining key materials, consumables, and equipment necessary to manufacture our product candidates.

In addition, we may experience delays or disruptions of clinical trial-related activities as a result of the COVID-19 pandemic or another pandemic, epidemic, or infectious disease outbreak, including as a result of the following:

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

•

delays or difficulties in initiating or expanding clinical trials, including delays or difficulties in clinical site initiation and recruiting clinical site investigators and staff, and enrolling and retaining patients in our clinical trials;

•

increased rates of patient withdrawal from our clinical trials following enrollment as a result of contracting COVID-19 or another disease, developing other health conditions, or being forced to quarantine;

•

interruption of, or delays in receiving, supplies of our product candidates from our CDMOs or other necessary clinical trial materials from other third parties due to staffing shortages, production slowdowns, or stoppages and disruptions in delivery systems with respect to materials and reagents;

•

diversion of healthcare resources away from the conduct of our clinical trials toward efforts to support any pandemic, epidemic, or infectious disease response, such as for the COVID-19 pandemic, including the diversion of resources, including staff, at hospitals serving as our clinical trial sites and supporting our clinical trials;

•	interruption or delays in the operations of the FDA and comparable foreign regulatory authorities, including delays in receiving approval to initiate our planned clinical trials;
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

The impact of the COVID-19 pandemic continues to evolve, and the extent to which it and any other pandemic, epidemic, or other outbreak may affect our preclinical studies, clinical trials, business, financial condition, and results of operations will depend on future developments, which continue to be highly uncertain and unpredictable and present material uncertainty and risk to our business.

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

Before an IND or comparable foreign submission can be submitted to the FDA or comparable foreign regulatory authority and be cleared or otherwise become effective, which is a prerequisite for conducting clinical trials on human subjects, a product candidate must successfully progress through extensive preclinical studies, which include preclinical laboratory testing, animal studies, and formulation studies conducted in accordance with good laboratory practices. In addition, to obtain the requisite regulatory approvals to ultimately market and sell any of our product candidates, we or any future collaborator for such product candidate must satisfy the FDA’s or a comparable foreign regulatory authority’s legal standards with respect to safety, purity, and potency, or efficacy, which may include, among other things, demonstrating through adequate and well-controlled clinical trials that the benefits of the product candidate outweigh its known risks for the intended patient population.

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

Even if we obtain positive results from preclinical or clinical studies of our product candidates, success in preclinical or clinical studies does not ensure that later preclinical studies or clinical trials will be successful. A number of biotechnology and pharmaceutical companies have suffered significant setbacks in clinical trials, even after positive results in earlier preclinical or clinical studies, such as adverse findings observed while clinical trials were underway or safety or efficacy observations during clinical trials, including previously unreported adverse events, and we cannot be certain that we will not face similar setbacks. The design of a clinical trial can determine whether its results have the potential to support approval of a product, and flaws in a clinical trial’s design may not become apparent until the clinical trial is well advanced. In addition, the results of our preclinical animal studies, including our non-human primate (NHP) studies, may not be predictive of the results of subsequent clinical trials involving human subjects. Product candidates may fail to show the desired pharmacological properties or safety and efficacy traits in clinical trials despite having successfully progressed through preclinical studies or earlier clinical trials.

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

Applicable laws and regulations require us to test our product candidates in animals before initiating clinical trials involving humans. We may experience delays in or difficulty completing studies of our product candidates in animals for various reasons. For example, due to global supply chain issues caused by global geo-political, economic, and other factors beyond our control, as described elsewhere in these Risk Factors, we have experienced and may continue to experience difficulty and increased costs in accessing animal models, specifically NHP models, which could delay completion of our preclinical studies involving such models or harm our ability to conduct or complete such studies at all, and could limit the potential patient population for our product candidates.

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

Moreover, we cannot guarantee that submission of an IND or comparable foreign submission for a product candidate will result in the FDA or comparable foreign regulatory authorities allowing clinical trials of that product candidate to commence in accordance with our timelines or expectations or at all, or that, once begun, issues will not arise that require suspension or termination of such clinical trials. For example, the FDA or a comparable foreign regulatory authority may accept an IND or comparable foreign submission for a product candidate but place clinical trials of such product candidate on hold pending the results of additional testing or the development of additional assays, or may otherwise refuse the applicable submission. If we are unable to satisfy applicable regulatory requirements for an IND or comparable foreign submission, clinical development of our product candidates may be delayed or we may be unable to execute clinical trials of the applicable product candidate in the relevant jurisdiction. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or a comparable foreign submission, we cannot guarantee that such regulatory authorities will not change their requirements in the future, which could require us to make costly changes to and delay the conduct of our clinical trials or require suspension or termination of such trials entirely. In addition, since the manufacturing of our product candidates, including our ex vivo CAR T cell product candidates, is in its early stages and continues to evolve, we expect that manufacturing-related matters such as chemistry, manufacturing, and controls, including product specifications, will be a focus of regulatory review of our INDs or comparable foreign submissions, which may delay allowance to proceed with the relevant clinical trials. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or comparable foreign submissions.

We do not know whether any of our clinical trials will begin on time, need to be redesigned, enroll patients on time, or be completed on schedule, if at all. Clinical trials may be delayed, suspended, or terminated, or may not be able to be conducted at all, for a variety of reasons, including the following:

•	delays in or failure to obtain regulatory authorization to commence a trial;
•	delays in or failure to obtain institutional review board (IRB) or ethics committee (EC) approval for each clinical trial site;
•

delays in or failure to reach agreement with prospective clinical research organizations (CROs) and clinical trial sites on acceptable terms, or at all, which agreements can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

difficulty in recruiting clinical trial investigators or clinical trial sites of appropriate competencies and experience or in recruiting such investigators or sites due to pre-existing commitments and resource allocation to third parties’, including our competitors’, clinical trials;

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

•	lower than anticipated retention rates of patients in clinical trials;
•	failure of patients to complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	delays caused by the addition of new investigators or clinical trial sites or replacement of existing investigators or sites;
•	safety, efficacy, or other concerns arising out of investigator-sponsored clinical trials (ISTs) involving our product candidates or technologies;
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

Furthermore, as described elsewhere in these Risk Factors, we rely and will continue to rely on third parties that are responsible for executing or supporting our clinical trials, such as CROs and clinical trial sites, including principal investigators, and to the extent they fail to timely and properly perform their obligations, we may experience program delays, incur additional costs, or both, which may harm our business. In addition, we may experience delays and incur additional costs with respect to clinical trials that we conduct in countries outside the United States, including as a result of increased shipment and distribution costs, compliance with additional regulatory requirements, and the engagement of non-United States-based CROs, and may also be exposed to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening, and medical care.

We will depend on timely and successful enrollment and retention of patients in our clinical trials for our product candidates. If we experience delays or difficulties enrolling or retaining patients in our clinical trials, our research and development efforts and business, financial condition, and results of operations could be materially adversely affected.

Successful and timely initiation and completion of clinical trials will require that we timely enroll and retain a sufficient number of patients. Any clinical trials we conduct may be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, patient withdrawal, or the occurrence of adverse events. These types of developments could cause us to delay the trial or halt further development of the relevant product candidate.

Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our product candidates. In addition, because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct at least some of our clinical trials at the same sites as those used by our competitors. This competition may reduce the number and types of patients available to participate in our trials, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Moreover, enrolling patients in clinical trials for diseases for which there is an approved standard of care is challenging, as patients will first receive the applicable standard of care, and many patients who respond positively to the standard of care do not enroll in clinical trials. As a result, the number of eligible patients who have the potential to benefit from our product candidates could be limited, which could extend development timelines or increase costs for our programs. In addition, although patients who fail to respond positively to the standard of care treatment may be eligible for clinical trials of our product candidates, treatment with prior regimens may render our product candidates less effective in clinical trials.

Patient enrollment in clinical trials depends on many factors, including:

•	the size and nature of the patient population;
•	the severity of the disease under investigation;
•	eligibility and exclusion criteria for the trial;
•	the number and location of clinical trial sites;
•	the proximity of patients to clinical sites;
•	the design of the clinical protocol;
•	the ability to obtain and maintain patient consents;

•	competition with other companies for clinical trial sites or patients;
•	the perceived risks and benefits of the product candidate under evaluation;
•	the ability to recruit and availability of clinical trial investigators and sites with the appropriate competencies and experience;
•	the risk that enrolled patients will drop out of the trial before administration of the product candidate or trial completion;
•	the availability of competing clinical trials;
•	the availability of patients resulting from the impact of the COVID-19 pandemic or any other pandemic, epidemic, or disease outbreak;
•	the availability of, and clinicians’ and patients’ satisfaction with, existing and new drugs approved for the indication the clinical trial is investigating; and
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

Interim, topline, or preliminary data from our preclinical studies or clinical trials that we may announce or publish from time to time may change as more data become available or as we make changes to our manufacturing processes. These data are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline, or preliminary data from our preclinical studies or clinical trials, which are based on a preliminary analysis of then-available data, and the final results and related findings and conclusions are subject to change following a more comprehensive review of the study or trial data. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data at the time of our initial disclosure of data. Further, modifications or improvements to our manufacturing processes for a product candidate may result in changes to its characteristics or behavior that could cause the product candidate to perform differently and affect the results of our preclinical studies or planned or ongoing clinical trials of such product candidate, and potentially require us to conduct additional preclinical studies or clinical trials. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously disclosed. As a result, topline data should be viewed with caution until the final data are available. Similarly, preliminary or interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of preliminary or interim data by us or our competitors, with respect to clinical trials of their product candidates, could result in volatility in the price of our common stock.

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

ISTs involving our product candidates or technologies pose or are subject to similar risks to those set forth elsewhere in these Risk Factors relating to clinical trials that we conduct ourselves. Although ISTs may provide us with clinical data that can inform the development strategy for our product candidates, we will be unable to control the design and administration of such ISTs or the submission, clearance or approval, or maintenance of any IND or comparable foreign submission required to conduct such ISTs. In addition, we would not control the timing of data collection and reporting with respect to any such ISTs, and may not control the manufacturing of the product candidate or technology to be tested in any such ISTs. A delay in the timely completion of or reporting of data from any potential IST, including as a result of manufacturing complications or delays, difficulty recruiting, enrolling, or retaining patients, or other potential issues that are described in these Risk Factors, could have a material adverse effect on our ability to further develop our product candidates or to advance our product candidates through subsequent clinical trials. Negative results from an IST could have a material adverse effect on our business and prospects and the perception of our product candidates and technologies. Additionally, there is a possibility that ISTs may be conducted under less rigorous clinical standards than those used in company-sponsored clinical trials. Accordingly, the FDA and comparable foreign regulatory authorities may more closely scrutinize the resulting data and may not view these data as providing adequate support for future clinical trials, whether sponsored by us or third parties. In addition, any potential IST could demonstrate marginal efficacy or reveal clinically relevant safety concerns that could delay the further clinical development or regulatory approval of our product candidates. Further, data from a potential IST may fail to demonstrate efficacy for various reasons, including those unrelated to our product candidates or technologies, which may negatively impact the perception of such product candidates and technologies, despite their potential for future success. To the extent that the results of any ISTs raise safety or other concerns regarding our product candidates or technologies, regulatory authorities may question the results of such ISTs or other clinical trials involving the relevant product candidate or technology. Safety concerns arising from any potential ISTs may cause the FDA or comparable foreign regulatory authorities to impose partial or full clinical holds on our product candidates, including product candidates that were developed using the same technology or manufactured using the same reagents and materials as those product candidates that are the subject of such ISTs, which could delay or prevent us from advancing our product candidates into further clinical development and require us to discontinue our development of such product candidates. The occurrence of any of the foregoing would severely harm our business and prospects.

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

To date, we and our CDMOs have limited experience in manufacturing of cGMP batches of our product candidates. Our CDMOs and, once we begin to operate the Bothell facility and the URMC site, we, must comply with cGMPs and other regulations and guidelines applicable to the manufacturing of biologics for use in clinical trials and, if approved, commercial sale. To date, we have not scaled the manufacturing processes with respect to our product candidates for later-stage clinical trials and commercialization and we and our CDMOs may not have sufficient capacity, resources, or capabilities to scale such manufacturing processes in accordance with our desired timelines or at all. The manufacturing of our product candidates, including large-scale manufacturing, may require the development of novel processes for upstream and downstream activities, including analytical technologies, which could cause delays in the scaling of manufacturing, as well as greater costs that could negatively impact the financial viability of our product candidates. We cannot be sure that the manufacturing processes employed by our CDMOs or the technologies that our CDMOs incorporate into our manufacturing processes will result in viable or scalable yields of ex vivo and in vivo cell engineering product candidates that will have acceptable safety, purity, potency, or efficacy profiles and, if approved, meet market demand.

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

We also may make changes to our manufacturing processes at various points during development, and even after commercialization, for various reasons, such as to control costs, achieve scale, decrease processing time, or increase manufacturing success rate. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could result in changes to a product candidate’s characteristics or behavior or cause our product candidates to perform differently and affect the results of any of our then-ongoing or future preclinical studies or clinical trials, or the performance of the product, once commercialized. In certain circumstances, if we make changes to our manufacturing process for a product candidate, regulatory authorities may require us to perform comparability studies and collect additional preclinical or clinical data prior to undertaking additional clinical trials or obtaining marketing approval for or commercializing the product candidate produced with such modified process. For instance, if we make changes to our manufacturing process for a product candidate during the course of preclinical or clinical development, regulatory authorities may require us to demonstrate the comparability of the product used in preclinical studies, earlier clinical phases, or earlier portions of a trial to the product used in later clinical trials or clinical phases or later portions of a trial, as applicable. If at any point we switch to a different CDMO or supplier of reagents or materials used in the manufacturing process for a product candidate, we may also be required to perform comparability studies in order to demonstrate comparability of the applicable product candidate, reagent, or material from the prior CDMO or supplier to that from the new CDMO or supplier. We may be unable to successfully generate comparability data, and even if we are able to generate and provide such data, regulatory authorities may disagree with the design of our comparability studies or otherwise determine that the data are insufficient to support a determination of comparability. In such an event, we may be required to make further changes to our process or undertake additional preclinical or clinical testing, which could result in manufacturing delays and affect our ability to timely dose patients in our clinical trials, which could delay further development or commercialization of such product candidate.

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

In addition, we require many reagents, which are drug substance intermediates used in our manufacturing processes to bring about chemical or biological reactions, and other specialty raw and intermediate materials, consumables, and equipment, for our manufacturing processes and for quality control testing of our product candidates, some of which are manufactured or supplied by small companies with limited resources and experience with respect to supporting clinical or commercial biologics production. We and our CDMOs currently depend on a limited number of vendors for certain reagents, materials, consumables, and equipment used in the manufacture of our product candidates. Some of these suppliers may not have the capacity or resources to support manufacturing of products under cGMP on our timelines or at all, or may otherwise be ill-equipped to support our needs, including if and as we expand our manufacturing activities to support later-stage clinical trials and, for any product candidates that may receive regulatory approval, commercialization. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to variable patient outcomes and possible adverse events. We also do not have supply contracts with many of these suppliers and may not be able to enter into supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key reagents, materials, consumables, and equipment to support clinical or commercial manufacturing, which could delay development and commercialization of our product candidates.

For some of these reagents, materials, consumables, and equipment, we and our CDMOs currently rely and may in the future rely on sole source vendors or a limited number of vendors. We may be unable to continue to source reagents, materials, consumables, or equipment from any of these vendors for various reasons, including due to regulatory actions or requirements affecting a vendor, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demand from other customers and supply limitations, or quality issues. Additionally, due to global geo-political, economic, and other factors beyond our control, there has been, and there may continue to be, a shortage of key materials, consumables, and equipment that are necessary to manufacture our product candidates, including certain consumables such as bags, flasks, and pipette tips, which could affect our or our CDMOs’ ability to obtain the materials, consumables, and equipment necessary to manufacture our product candidates. If any of the foregoing events were to occur, we may experience delays in manufacturing our product candidates, which would harm our ability to conduct future clinical trials and, if approved, commercialize our products and generate product revenues in a timely manner or at all.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. The use of our product candidates in clinical trials, and the sale of any products for which we may obtain approval in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies, or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our product candidates or any prospects for commercialization of our product candidates.

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

A limited number of CDMOs specialize in or have the expertise required to manufacture our product candidates or materials used in their manufacture. Moreover, our CDMOs have limited capacity at their facilities and require commitments to secure availability well in advance of manufacturing any products or other materials. Additionally, we face competition from other biopharmaceutical companies to secure manufacturing availability at these facilities. If the CDMOs on which we rely to manufacture our product candidates and other materials do not have sufficient availability at their facilities to do so in accordance with our timelines or are not otherwise able to meet our expected deadlines, we will experience delays in manufacturing our product candidates or other materials necessary for their manufacture. For example, because we rely on, and may continue to rely on, single CDMOs for certain manufacturing activities across multiple programs, any issues we may experience with such a CDMO, including inability to secure manufacturing capacity as and when needed, could result in manufacturing delays across all such programs and harm our ability to timely and successfully complete clinical trials and commercialization of our product candidates. In addition, as described elsewhere in these Risk Factors, we assess and prioritize our programs on an ongoing basis based on various factors. We may not be able to secure manufacturing capacity for certain programs as and when needed and may be required to prioritize manufacturing activities for certain programs over others, which could lead to manufacturing delays and harm our ability to further develop the relevant product candidates. We may also experience similar capacity constraints and manufacturing delays in the future with respect to any products we may manufacture at the Bothell facility.

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

In addition, we rely on multiple CDMOs to produce sufficient quantities of materials required for the manufacture of our product candidates for preclinical testing and clinical trials, and intend to continue to rely on such CDMOs for the commercial manufacture of certain of our products, if approved. Global supply chain shortages and rising rates of inflation have resulted in substantial increases in the costs of materials, including raw materials, reagents, consumables, and equipment that are required to make or used in the manufacture of our product candidates. If we are unable to obtain such items from third-party sources, or fail to do so on commercially reasonable terms, we may not be able to produce sufficient supply of product candidate or we may be delayed in doing so. Such inability or failure, or any substantial delay in obtaining such items, could materially harm our business.

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

There is a limited number of third parties, including service providers such as CROs and clinical trial sites, that specialize in or have the expertise required to achieve our business objectives. These third parties generally have the right to terminate their agreements with us in the event of our uncured material breach, and may have the right to terminate under other circumstances, including if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so in a timely manner or on commercially reasonable terms. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our preclinical or clinical protocols, regulatory requirements, or for other reasons, our preclinical studies or clinical trials may be extended, delayed, or terminated, the results thereof could be negatively impacted, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed. Switching from existing to alternative service providers or clinical trial sites, or adding new service providers or clinical trial sites, may involve significant cost and requires management time and focus. In addition, there is a natural transition period when a new service provider commences work, which could lead to delays and materially impact our ability to meet our desired development, including clinical development, timelines. Additionally, even if our service providers perform as required, they may lack the capacity to absorb higher workloads or take on additional capacity to support our needs. Though we carefully manage our relationships with these service providers, including our contracted laboratories and CROs, there can be no assurance that we will not encounter these types of challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

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

We have entered into, and we expect to enter into in the future, license agreements and other agreements pursuant to which we may obtain access to or acquire intellectual property rights and technologies. These license and acquisition agreements impose, and we expect that future license and acquisition agreements will impose, various diligence, milestone and royalty payment, and other obligations on us. If we fail to comply with our obligations under these agreements, we may be required to pay damages, and the licensor may have the right to terminate the agreement. Any termination of these licenses could result in the loss of significant rights and could harm our ability to develop or advance one of our cell engineering platforms, or develop, manufacture, or commercialize one of our product candidates. See the subsection titled “Business— Key Intellectual Property Agreements” in Part I, Item 1 of the 2022 Annual Report for additional information regarding these key agreements.

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

Patents have limited terms, and in many jurisdictions worldwide, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent’s term is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Given the significant amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic therapies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of April 2023 have terms expected to expire on dates ranging from 2028 to 2042, subject to any patent term extensions that may be available. If patents are issued on our patent applications pending as of April 2023, the resulting patents are projected to expire on dates ranging from 2029 to 2044. In addition, although upon issuance in the United States a patent’s term can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may also be available in the United States and in certain other foreign jurisdictions. However, in the United States, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension in the United States does not extend to the full scope of the patent’s claims, but instead only as to the scope of the product as approved. The laws governing analogous patent term extensions in foreign jurisdictions vary widely and many differ from the process in the United States. Additionally, we may not receive a patent term extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. If we are unable to obtain a patent term extension for any particular patent, or the term of any such extension is less than we request, the period during which we will have the right to exclude others from using the patent rights will be shortened. Our competitors may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch a biosimilar product earlier than might otherwise be the case, which could reduce our revenue, possibly materially. In general, if we do not have sufficient patent term to protect our platform technologies and product candidates, our business and results of operations will be adversely affected.

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

In addition, the current geo-political climate and tensions between the United States and certain countries, including Russia and China, may increase our vulnerability to such cybersecurity attacks. For example, following Russia’s invasion of Ukraine in late February 2022, there is an increased risk that Russia’s cyber activities, including in particular, ransomware attacks, will expand and affect organizations worldwide, with a particularly heightened threat for certain industries, including healthcare and pharmaceuticals. We continue to monitor and take steps to mitigate this risk, including following guidance of the Cybersecurity & Infrastructure Security Agency (CISA) and the Federal Bureau of Investigation (FBI) and exchanging information with third party organizations and attending briefings to learn more about actual and potential cyber threats, but we cannot ensure that such efforts will be sufficient to protect us from any such cyberattacks or other incidents. In addition, in July 2022, the heads of the FBI and MI5 issued joint warnings regarding the threat posed by China to national security in the United States, United Kingdom (UK), and allies in Europe and globally due to the Chinese government’s increasing use of cyber espionage to steal technology from Western corporations and disrupt Western business. Moreover, the biotechnology industry is one of the top industries that China has targeted for domestic growth and development, and it therefore may be a primary target for such cyber espionage efforts. We continue to monitor our systems and upgrade our security capabilities in order to mitigate risk. However, any access to or loss or theft of our confidential information in connection with a future cyberattack could have a material adverse effect on our business.

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

Although we have not, to our knowledge, experienced any material system failure, accident, or security breach to date, because techniques used to obtain unauthorized access to or to sabotage systems are constantly evolving and generally are not recognized until they are launched against a target, we cannot be sure that our continued security and data protection efforts and investment in information technology will prevent future significant breakdowns, data leakages, breaches in our systems or the systems of third parties involved in our operations, such as service providers, contractors, and collaborators, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If such an event were to occur, it could materially disrupt our operations and programs, and the development of our product candidates could be delayed or otherwise negatively impacted. Any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could delay further development and commercialization of our product candidates, harm our reputation directly, require us to comply with federal or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. As a result, we could incur significant legal and financial exposure and reputational harm that could have a material adverse effect on our business. In any case, if we experience a cyberattack or other security incident, we could incur significant costs to remedy the resulting damage, including costs to deploy additional personnel and security and protection technologies, train employees, and engage third-party experts and consultants. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on commercially reasonable terms or at all.

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

The lengthy approval process, as well as the unpredictability of future clinical trial results, may prevent us from obtaining regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining whether and when regulatory approval will be granted for any product candidates, including those that we may submit for approval in the future. For example, regulatory authorities in various jurisdictions have in the past had, and may in the future have, differing requirements for, interpretations of, and opinions on preclinical and clinical data. As a result, we may be required to conduct additional preclinical studies, alter our proposed clinical trial designs, or conduct additional clinical trials to satisfy the regulatory authorities in each of the jurisdictions in which we hope to conduct clinical trials and develop and, if approved, market our products. In addition, from time to time, the FDA and comparable foreign regulatory authorities may adopt guidance in areas applicable to various aspects of our research and development programs, compliance with which could increase the time and expense required, or make it more difficult, to complete development activities and ultimately obtain regulatory approval for our product candidates. Further, even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any comparable foreign regulatory authority for various reasons, including those discussed elsewhere in these Risk Factors.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it has adapted to the evolving pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

•	the Federal Food, Drug, and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics, and medical devices;
•

the United States Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;

•

the United States Physician Payments Sunshine Act and its implementing regulations, which require, among other things, certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services (CMS) information related to certain payments and other transfers of value to physicians, as defined by statute, certain non-physician practitioners (including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members;

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

In addition, our collection of personal information generally, including information of our employees or future patients, may subject us to state data privacy laws governing the processing of personal information and requiring notification to affected individuals and state regulators in the event of a data breach involving such personal information. For example, we may be subject to state laws such as the California Consumer Privacy Act (CCPA) and its related regulations, and the California Privacy Rights Act (CPRA) amending the CCPA, which establish data privacy rights for residents of the State of California, with corresponding obligations on businesses related to transparency, deletion, and opt-out of the selling of personal information, and grant a private right of action for individuals in the event of certain security breaches that has increased the likelihood of, and risks associated with, data breach litigation. The CPRA, which became effective on January 1, 2023, significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and imposing new audit requirements for higher risk data. The CPRA also creates a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Colorado, Connecticut, Iowa, and Utah, and have been proposed in various other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. New legislation relating to data privacy and security has been proposed or enacted in various other states and at the federal level. Such legislation will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive, and personal information than federal, international, or other state laws, and such laws may differ from each other and have potentially conflicting requirements that would make compliance challenging, require us to expend significant resources achieve compliance, and restrict our ability to process certain personal information.

Any clinical trial programs and research collaborations that we engage in outside the United States may implicate international data protection laws, including, in the EU, the General Data Protection Regulation (GDPR). The GDPR imposes obligations in relation to the collection, processing, sharing, disclosure, transfer, and other use of data relating to an identifiable living individual within the European Economic Area (EEA), or “personal data,” including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training, and audit. The GDPR imposes stringent operational requirements for data controllers and data processors of personal data. Among other things, the GDPR requires that detailed notices be provided to clinical trial subjects and investigators, as well as maintenance of certain security levels for personal data and notification of data breaches or security incidents to appropriate data protection authorities or data subjects. Further, as a result of the United Kingdom’s withdrawal from the EU effective as of December 31, 2020, we will be required to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law (UK GDPR) with respect to any clinical trial data generated from the EU and the United Kingdom, respectively, which may have differing requirements. We may be subject to diverging requirements under EU member state laws and United Kingdom law, such as whether consent can be used as the legal basis for processing of clinical trial data and the roles, responsibilities, and liabilities and respective data protection obligations as between CROs, clinical trial sites, and sponsors. As these laws develop and the rules diverge, we may need to make operational changes to adapt, which could increase our costs and adversely affect our business.

The GDPR and UK GDPR regulate cross-border transfers of personal data out of the EEA and the United Kingdom, respectively. Recent legal developments in Europe have created complexity and uncertainty regarding the legality of and requirements with respect to transfers of personal data from the EEA and United Kingdom to the United States and other countries in which we or our partners or service providers may operate. For example, on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (Privacy Shield), under which personal data could previously be transferred from the EEA and United Kingdom to United States entities that had self-certified under the Privacy Shield scheme. The CJEU decision also created additional obligations and uncertainty regarding the use of standard contractual clauses for such data transfers. In March 2022, the United States and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. Subsequent European court and regulator decisions have taken a restrictive approach to international data transfers. As government authorities issue further guidance on personal data export mechanisms or start aggressively taking enforcement action based on such guidance or the CJEU decision, we could be subject to additional costs, complaints, regulatory investigations, or fines. If we are unable to transfer personal data between and among countries and regions in which we or our partners or vendors operate, it could adversely affect the manner in which we operate our business, affect the geographical location or segregation of our relevant systems and operations, and adversely affect our financial results. These laws and regulations may also apply to service providers and vendors that store or otherwise process personal data on our behalf, such as CROs and other service providers that may support the conduct of our clinical trials and information technology or other vendors. If our data privacy or security measures fail to comply with applicable data privacy laws, or if a service provider or vendor misuses data we have provided to it or fails to safeguard such data, or otherwise fails to comply with such laws, we may be subject to litigation, regulatory investigations, enforcement notices, or enforcement actions imposing fines or requiring us to change the way we use personal data, as well as negative publicity, reputational harm, and potential loss of business. Failure to comply with the GDPR could result in penalties. Since we may be subject to the supervision of relevant data protection authorities under both the GDPR and the UK GDPR, we could be fined under each of those regimes independently in respect of the same breach. Penalties for certain breaches are up to the greater of €20 million (£17.5 million) or 4% of our global annual turnover. In addition to fines, GDPR noncompliance may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices for a compulsory audit, or civil claims, including class actions. As we continue to expand certain of our operations into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Risks Related to Our Limited Operating History, Financial Condition, and Need for Additional Capital

We have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability.

We have a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through private placements of our convertible preferred stock and, more recently, through our initial public offering (IPO). We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $82.1 million and $31.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $1.1 billion, which includes cumulative non-cash charges related to the revaluation of our success payment liabilities and contingent consideration of $13.2 million and $104.6 million, respectively. Our losses have resulted principally from expenses incurred for the research and development of our ex vivo and in vivo cell engineering platforms, management and administrative costs, and other expenses incurred while building our business infrastructure.

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

As of March 31, 2023, we had $355.1 million in cash, cash equivalents, and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. Furthermore, we hold significant balances of cash and cash equivalents, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2022, we entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which we may offer and sell through Cowen shares of our common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of March 31, 2023, net proceeds raised under the ATM facility were immaterial. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

Our ability to raise additional funds will depend on financial, economic, geo-political, and market conditions and other factors over which we may have no or limited control. Market volatility, including as a result of recent bank failures, including Silicon Valley Bank (SVB) and Signature Bank (Signature), and measures taken in response thereto, and the resulting impact on the broader banking sector, escalation in conflict between Russia and Ukraine, and the COVID-19 pandemic, or other factors, could also adversely impact our ability to access capital as and when needed. Additional funds may not be available when we need them, on terms and at a cost that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or on terms and at a cost that are acceptable to us, we could be required to:

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

We agreed to make success payments, payable in cash, pursuant to our license agreement with Harvard and contingent consideration and success payments, payable in cash or stock, pursuant to our acquisition agreement with Cobalt. Pursuant to the terms of our license agreement with Harvard, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of March 31, 2023, a Harvard Success Payment had not been triggered. See Note 4, License and collaboration agreements to our consolidated financial statements included elsewhere in this Quarterly Report for more details on the various per share common stock values that trigger a Harvard Success Payment.

In connection with the Cobalt acquisition, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain pre-defined development milestones and a success payment (Cobalt Success Payment) of $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a BLA or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of March 31, 2023, a Cobalt Success Payment had not been triggered. See Note 3, Acquisitions, to our consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date.

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

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our balance sheets. Under United States generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development-related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment and contingent consideration liabilities may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements. For example, as of March 31, 2023 and December 31, 2022, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was $15.7 million and $21.0 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $155.8 million and $150.4 million, respectively.

For the three months ended March 31, 2023, we recorded gains of $4.8 million and $0.6 million, respectively, related to the aggregate change in the estimated fair value of the Cobalt Success Payment and Harvard Success Payment liabilities. For the three months ended March 31, 2023, we recorded an expense of $5.5 million related to the change in the estimated fair value of the Cobalt Contingent Consideration. We have incurred net losses since our inception and expect to continue to incur net losses for the foreseeable future. It is possible that future fluctuations in the price of our common stock and market capitalization and the resulting change in the estimated fair value of our success payment liabilities could lead us to record net income in a future period despite us incurring operating losses and negative cash flows during such period. Alternatively, significant stock appreciation during a future period could lead to a significant increase in our recorded GAAP net loss.

Our limited operating history may make it difficult to evaluate our prospects and likelihood of success.

We have a limited operating history upon which to evaluate our business and prospects. Since our inception in July 2018, we have devoted substantially all of our resources and efforts to building our organization, developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, preparing for clinical trials of our product candidates, acquiring technology, organizing and staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated our ability to successfully complete any clinical trials, including Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, predictions about our future success or viability are difficult to make and may not be as accurate as they could be if we had a longer operating history.

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

In addition, our potential future collaborators may decide to market and sell products that compete with the product candidates that we have agreed to license to them, which could have a material adverse effect on our future business, financial condition, and results of operations. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. As described elsewhere in these Risk Factors and in the subsection titled “Business—Competition” in the 2022 Annual Report, we currently and in the future will compete with these third parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, and recruiting patients for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

We currently have no marketing, sales, or distribution capabilities because all of our product candidates are in the early stages of development. If one or more of our product candidates complete clinical development and receive regulatory approval, we intend to either establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in a legally compliant manner, or to outsource this function to a third party, both of which involve significant risks.

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

As of March 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, beneficially owned, in the aggregate, approximately 63.3% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interests.

Future sales of our common stock in the public market could cause our common stock price to fall.

Our common stock price could decline as a result of sales of a large number of shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of March 31, 2023, 191.4 million shares of our common stock were outstanding. Substantially all shares of common stock sold in our IPO (excluding any shares sold to our directors or officers in the directed share program) are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (Securities Act), unless held by our “affiliates” as defined in Rule 144 under the Securities Act. In addition, all shares of common stock sold in the ATM facility are freely tradable without restriction or further registration under the Securities Act, unless held by our “affiliates” as defined in Rule 144 under the Securities Act. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, as well as Rules 144 and 701 under the Securities Act. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Accordingly, these shares may be sold in the public market upon issuance. In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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

•	impact of geo-political, economic, and other factors beyond our control, including the impact of COVID-19, on us or third parties with which we collaborate or that we engage;
•	results of future clinical trials, or the addition or termination of such clinical trials or funding support by us or potential future partners or other third parties;
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

•

announcements made by us or our competitors about new product candidates and programs, success, setbacks, or other updates related to product candidates and programs that exist or are under development, strategic transactions and relationships, such as acquisitions collaborations, and joint ventures, or capital commitments;

•	our inability to establish or successfully maintain any collaborations or other strategic relationships, if needed;
•	our ability to effectively manage our growth;
•	the size and growth of our initial target markets;
•	changes in the market valuations of similar companies;
•	press reports, whether or not true, about our business;
•	sales or perceived potential sales of our common stock by us or our stockholders in the future;
•	overall fluctuations in the equity markets;
•	ineffectiveness of our internal controls;
•	changes in accounting practices or principles;
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

Concerns about inflation, interest rates, energy costs, geo-political issues, the United States mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments, and continued unstable or unpredictable economic and market conditions. Recently, the closures of SVB and Signature and their placement into receivership with the Federal Deposit Insurance Corporation created bank-specific and broader financial institution liquidity risk and concerns. Although government intervention ultimately provided depositors at SVB and Signature with access to their funds, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur, and we cannot predict the impact or follow-on effects of these insolvencies more broadly or on our business in particular. Further, there is no guarantee that the government will intervene to provide depositors with access to funds if similar events occur in the future. If other banks and financial institutions with which we have commercial relationships enter receivership or become insolvent in the future, our ability to access our existing cash, cash equivalents, and investments may be threatened, which could adversely affect our business and financial condition.

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

We or the third parties upon whom we depend may be adversely affected by natural disasters, including earthquakes, fires, typhoons, and floods, public health epidemics, such as the COVID-19 pandemic, telecommunications or electrical failures, geo-political actions, including war and terrorism, political and economic instability, and other events beyond our control, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

We or our partners, CROs, CDMOs, or other service providers, may experience interruptions to our operations, including the conduct of our research and development programs, clinical trials, and manufacturing operations, due to natural disasters, including earthquakes, fires, typhoons, and floods, public health epidemics, such as the  COVID-19 pandemic, hardware, software, telecommunication or electrical failures, geo-political actions, including war and terrorism, or political and economic instability, which could significantly disrupt or harm our business.

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

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the UK or the EU. In general, the EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023.

As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA) is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules apply in Northern Ireland than in Great Britain; broadly, Northern Ireland continues to follow the EU regulatory regime, but its national competent authority remains the MHRA. However, on February 27, 2023, the UK Government and the European Commission reached political consensus on the “Windsor Agreement,” which will revise the Northern Ireland protocol in order to address some of the perceived shortcomings. Under the proposed changes, Northern Ireland would be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. These proposed changes will need to be codified and agreed by the respective parliaments of the UK and EU before taking effect. There could be additional uncertainty and risk around what these changes will mean for any of our business operations in the UK.

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

•	reduced disclosure obligations regarding executive compensation in our periodic reports and annual reports on Form 10-K; and
•	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Our status as an emerging growth company will end as soon as any of the following takes place:

•	the last day of the fiscal year in which we have more than $1.235 billion in annual revenue;
•	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•	the last day of the fiscal year ending after the fifth anniversary of the completion of our IPO, which is December 31, 2026.

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

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure create uncertainty for public companies, increase legal and financial compliance costs, and make some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from potential revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards fail to meet the requirements of the applicable regulatory or governing bodies, including due to ambiguities related to their application in practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

New laws, rules, and standards and our efforts necessary to comply may make it more expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation and talent committee, and qualified executive officers. Additionally, the dramatic increase in the cost of such insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover defense costs, settlements, and damages awarded to plaintiffs in connection with any securities litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended March 31, 2023.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 8, 2021).

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252061), filed with the SEC on January 28, 2021).

10.1*†	Amendment No. 3 to Option and License Agreement by and between the Company and Beam Therapeutics Inc., dated as of March 17, 2023.

10.2*#	Offer Letter by and between the Company and Douglas E. Williams, dated as of April 8, 2023.

10.3*#	Transition Agreement and Release by and between the Company and Sunil Agarwal, dated as of April 28, 2023.

10.4*#	Consulting Agreement by and between the Company and Sunil Agarwal, dated as of April 29, 2023.

31.1*+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
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

SANA BIOTECHNOLOGY, INC.

Date: May 8, 2023	By:	/s/ Steven D. Harr, M.D.
Steven D. Harr, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2023	By:	/s/ Nathan Hardy
Nathan Hardy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)