Form 10-Q
period 2023-06-30
Sana Biotechnology, Inc.
filed 2023-08-03
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 27, 2023, the registrant had 196,942,065 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our expectations with regard to our preclinical studies, clinical trials, and research and development programs, including the timing and availability of data from such studies and trials;
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
•
the implementation of our business model and strategic plans for our business and product candidates, including additional indications that we may pursue;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sana Biotechnology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$173,787	$176,765
Marketable securities	152,128	247,198
Restricted cash	6,100	6,100
Prepaid expenses and other current assets	6,606	14,374
Total current assets	338,621	444,437
Long-term marketable securities	-	10,051
Property and equipment, net	62,654	66,917
Operating lease right-of-use assets	94,715	92,486
Long-term restricted cash	4,408	4,408
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	6,927	4,599
TOTAL ASSETS	$707,147	$822,720
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,089	$2,857
Accrued compensation	19,669	26,362
Accrued expenses and other current liabilities	18,040	14,547
Operating lease liabilities	12,890	12,393
Contingent consideration	58,417	55,345
Total current liabilities	112,105	111,504
Operating lease liabilities, net of current portion	100,245	95,860
Contingent consideration, net of current portion	103,317	95,034
Success payment liabilities, net of current portion	36,451	21,007
Total liabilities	352,118	323,405
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; zero shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 750,000 shares authorized; 196,880 and 191,022 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	20	19
Additional paid-in capital	1,606,832	1,558,459
Accumulated other comprehensive loss	(865)	(4,327)
Accumulated deficit	(1,250,958)	(1,054,836)
Total stockholders' equity	355,029	499,315
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$707,147	$822,720

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$73,044	$72,540	$140,210	$145,229
Research and development related success payments and contingent consideration	26,679	(17,928)	26,799	(73,366)
General and administrative	16,566	18,292	33,332	32,726
Total operating expenses	116,289	72,904	200,341	104,589
Loss from operations	(116,289)	(72,904)	(200,341)	(104,589)
Interest income, net	2,374	637	4,350	976
Other expense, net	(84)	(198)	(131)	(300)
Net loss	$(113,999)	$(72,465)	$(196,122)	$(103,913)
Net loss per common share – basic and diluted	$(0.59)	$(0.39)	$(1.02)	$(0.56)
Weighted-average number of common shares – basic and diluted	192,540	187,626	191,888	186,801

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(113,999)	$(72,465)	$(196,122)	$(103,913)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on marketable securities, net	1,274	(1,175)	3,462	(4,981)
Total comprehensive loss	$(112,725)	$(73,640)	$(192,660)	$(108,894)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	191,022	$19	$1,558,459	$(4,327)	$(1,054,836)	$499,315
Fees incurred related to issuance of common stock from at the market offering	-	-	(200)	-	-	(200)
Vesting of restricted stock	154	-	-	-	-	-
Exercise of stock options	233	-	331	-	-	331
Stock-based compensation expense	-	-	8,751	-	-	8,751
Unrealized gain on marketable securities, net	-	-	-	2,188	-	2,188
Net loss	-	-	-	-	(82,123)	(82,123)
Balance as of March 31, 2023	191,409	$19	$1,567,341	$(2,139)	$(1,136,959)	$428,262
Issuance of common stock from at the market offering, net of issuance costs of $985	4,586	1	27,247			27,248
Vesting of restricted stock	119	-	-	-	-	-
Exercise of stock options	357	-	691	-	-	691
Issuance of common stock related to employee stock purchase plan	409	-	1,705	-	-	1,705
Stock-based compensation expense	-	-	9,848	-	-	9,848
Unrealized gain on marketable securities, net	-	-	-	1,274	-	1,274
Net loss	-	-	-	-	(113,999)	(113,999)
Balance as of June 30, 2023	196,880	$20	$1,606,832	$(865)	$(1,250,958)	$355,029

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	184,929	$18	$1,515,210	$(1,366)	$(785,360)	$728,502
Vesting of restricted stock	1,419	1	(1)	-	-	-
Exercise of stock options	284	-	652	-	-	652
Stock-based compensation expense	-	-	7,755	-	-	7,755
Unrealized loss on marketable securities, net	-	-	-	(3,806)	-	(3,806)
Net loss	-	-	-	-	(31,448)	(31,448)
Balance as of March 31, 2022	186,632	$19	$1,523,616	$(5,172)	$(816,808)	$701,655
Vesting of restricted stock	1,243	-	-	-	-	-
Exercise of stock options	320	-	571	-	-	571
Issuance of common stock related to employee stock purchase plan	235	-	1,008	-	-	1,008
Stock-based compensation expense	-	-	9,911	-	-	9,911
Unrealized loss on marketable securities, net	-	-	-	(1,175)	-	(1,175)
Net loss	-	-	-	-	(72,465)	(72,465)
Balance as of June 30, 2022	188,430	$19	$1,535,106	$(6,347)	$(889,273)	$639,505

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(196,122)	$(103,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,794	7,414
Stock-based compensation expense	18,599	17,666
Change in the estimated fair value of contingent consideration	11,355	(4,358)
Change in the estimated fair value of success payment liabilities	15,444	(69,008)
Non-cash expense for operating lease right-of-use assets	6,755	5,682
Other non-cash items, net	(6,088)	(3,726)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,428	(657)
Operating lease right-of-use assets and liabilities	1,444	111
Accounts payable	87	663
Accrued expenses and other liabilities	(3,769)	939
Net cash used in operating activities	(138,073)	(149,187)
INVESTING ACTIVITIES:
Purchases of marketable securities	(71,267)	(45,961)
Proceeds from maturities of marketable securities	180,374	148,160
Purchases of property and equipment	(3,753)	(11,924)
Net cash provided by investing activities	105,354	90,275
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,727	2,231
Proceeds from issuance of common stock under at the market offering	27,014	-
Net cash provided by financing activities	29,741	2,231
Net decrease in cash, cash equivalents, and restricted cash	(2,978)	(56,681)
Cash, cash equivalents, and restricted cash at beginning of period	187,273	261,848
Cash, cash equivalents, and restricted cash at end of period	$184,295	$205,167
SUPPLEMENTAL CASH FLOW INFORMATION:
Operating lease right-of-use assets obtained in exchange for lease obligations	$8,984	$21,073
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,953	$3,346
Cash received for amounts related to tenant improvement allowances	$1,198	$541
Remeasurement of operating lease right-of-use asset for lease modification	$-	$(12,801)

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

In August 2022, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which it may offer and sell through Cowen up to $150.0 million in shares of the Company’s common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of June 30, 2023, the Company sold an aggregate of 4.7 million shares of the Company's common stock, resulting in gross proceeds of $29.5 million under the ATM facility. After deducting commissions and expenses, the Company raised $27.6 million in net proceeds under the ATM facility as of June 30, 2023.

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of June 30, 2023, the Company had cash, cash equivalents, and marketable securities of $325.9 million, and an accumulated deficit of $1.3 billion, which includes cumulative non-cash charges related to the revaluation of the success payment liabilities and contingent consideration of $34.0 million and $110.5 million, respectively.

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

Significant accounting policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are consistent with those discussed in Note 2 in the 2022 Annual Report.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the adoption of recently issued standards has had or may have a material impact on its condensed consolidated financial statements or disclosures.

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

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company has an obligation to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon the achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a program based on the fusogen technology in a clinical trial pursuant to an investigational new drug application, or has filed, or received approval for, a biologics license application or new drug application for a product developed using the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control of the Company if at least one of the Company’s programs based on the fusogen technology is an active research program at the time of such change of control. If the Company’s market capitalization is below $8.1 billion as of the date of a change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of June 30, 2023, a Cobalt Success Payment had not been triggered.

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value, with changes in fair value recognized in research and development related success payments and contingent consideration. As of June 30, 2023 and December 31, 2022, the estimated fair value of the Cobalt Success Payment liability was $32.8 million and $19.0 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Success Payment, the

Company recognized an expense of $18.5 million and a gain of $12.1 million for the three months ended June 30, 2023 and 2022, respectively, and an expense of $13.7 million and a gain of $58.9 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the estimated fair value of the Cobalt Contingent Consideration was $161.7 million, of which $58.4 million was recorded in short-term liabilities and $103.3 million was recorded in long-term liabilities. As of December 31, 2022, the estimated fair value of the Cobalt Contingent Consideration was $150.4 million, of which $55.4 million was recorded in short-term liabilities and $95.0 million was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, the Company recognized an expense of $5.9 million and a gain of $3.8 million for the three months ended June 30, 2023 and 2022, respectively, and an expense of $11.4 million and a gain of $4.4 million for the six months ended June 30, 2023 and 2022, respectively.

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

The Company has paid to Harvard aggregate consideration of $12.0 million, comprising $9.0 million in common stock and $3.0 million in cash. Under the terms of the agreement, the Company may be required to pay to Harvard up to an aggregate of $175.0 million in success payments, payable in cash, based on increases in the fair value of the Company’s common stock (Harvard Success Payments). The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard would be credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of June 30, 2023, a Harvard Success Payment had not been triggered.

The following table summarizes the potential success payments and common stock price required for payment:

Multiple of Equity Value at Issuance	5x	10x	20x	30x	40x
Per share common stock price required for payment	$20.00	$40.00	$80.00	$120.00	$160.00
Success payment(s) (in millions)	$5.0	$15.0	$30.0	$50.0	$75.0

The Harvard Success Payment liabilities are carried at fair value, with the initial value and changes in fair value recognized in research and development related success payments and contingent consideration. As of June 30, 2023 and December 31, 2022, the estimated fair value of the Harvard Success Payment liability was $3.7 million and $2.0 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Harvard Success Payment liability, the Company recognized an expense of $2.3 million and a gain of $2.0 million for the three months ended June 30, 2023 and 2022, respectively, and an expense of $1.7 million and a gain of $10.1 million for the six months ended June 30, 2023 and 2022, respectively.

5. Restricted cash

As of June 30, 2023 and December 31, 2022, the Company maintained two standby letters of credit totaling $10.5 million in the aggregate, which are collateralized with a bank account at a financial institution in accordance with the applicable lease agreements. The Company’s letter of credit related to its lease for industrial space located in Fremont, California was reduced from $6.7 million to $0.6 million in July 2023, and as such, $6.1 million in restricted cash is included in current assets on the balance sheet as of June 30, 2023.

6. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		June 30, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$86,623	$-	$-	$86,623
U.S. government and agency securities	Level 2	45,700	12	-	45,712
Total cash equivalents		132,323	12	-	132,335
Short-term marketable securities:
U.S. government and agency securities	Level 2	142,940	15	(868)	142,087
Corporate debt securities	Level 2	10,065	-	(24)	10,041
Total short-term marketable securities		153,005	15	(892)	152,128
Other assets	Level 3	369	-	-	369
Total financial assets		$285,697	$27	$(892)	$284,832
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$58,417	$-	$-	$58,417
Total short-term financial liabilities		58,417	-	-	58,417
Long-term financial liabilities:
Contingent consideration	Level 3	103,317	-	-	103,317
Success payment liabilities	Level 3	36,451	-	-	36,451
Total long-term financial liabilities		139,768	-	-	139,768
Total financial liabilities		$198,185	$-	$-	$198,185

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$114,363	$-	$-	$114,363
U.S. government and agency securities	Level 2	40,532	10	-	40,542
Corporate debt securities	Level 2	9,796	1	(2)	9,795
Total cash equivalents		164,691	11	(2)	164,700
Short-term marketable securities:
U.S. government and agency securities	Level 2	222,435	2	(3,711)	218,726
Corporate debt securities	Level 2	28,836	-	(364)	28,472
Total short-term marketable securities		251,271	2	(4,075)	247,198
Long-term marketable securities:
U.S. government and agency securities	Level 2	10,314	-	(263)	10,051
Total long-term marketable securities		10,314	-	(263)	10,051
Other assets	Level 3	369	-	-	369
Total financial assets		$426,645	$13	$(4,340)	$422,318
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$55,345	$-	$-	$55,345
Total short-term financial liabilities		55,345	-	-	55,345
Long-term financial liabilities:
Contingent consideration	Level 3	95,034	-	-	95,034
Success payment liabilities	Level 3	21,007	-	-	21,007
Total long-term financial liabilities		116,041	-	-	116,041
Total financial liabilities		$171,386	$-	$-	$171,386

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

The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months for the periods presented:

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
June 30, 2023
U.S. government and agency securities	$5,431	$(45)	$81,549	$(823)	$86,980	$(868)
Corporate debt securities	-	-	10,041	(24)	10,041	(24)
Total	$5,431	$(45)	$91,590	$(847)	$97,021	$(892)
December 31, 2022
U.S. government and agency securities	$49,253	$(673)	$172,845	$(3,301)	$222,098	$(3,974)
Corporate debt securities	13,333	(16)	19,664	(350)	32,997	(366)
Total	$62,586	$(689)	$192,509	$(3,651)	$255,095	$(4,340)

The Company determined that there was no material change in the credit risk of the above investments during the three and six months ended June 30, 2023. As such, an allowance for credit losses has not been recognized. As of June 30, 2023, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of June 30, 2023, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of June 30, 2023, the balance in accumulated other comprehensive loss included net unrealized gains (losses) related to the Company’s available-for-sale debt securities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2022	$150,379	$19,016	$1,991
Changes in fair value – expense (gain)	5,460	(4,760)	(580)
Balance as of March 31, 2023	155,839	14,256	1,411
Changes in fair value – expense	5,895	18,505	2,279
Balance as of June 30, 2023	$161,734	$32,761	$3,690

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

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	June 30, 2023		December 31, 2022
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	13.0% – 15.1%	13.8%	13.4% – 15.1%	14.6%
Probability of milestone achievement	5.0% – 85.0%	36.0%	5.0% – 85.0%	36.0%

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

The fair values of the Cobalt Success Payments and Harvard Success Payments were calculated using the following unobservable inputs:

	June 30, 2023		December 31, 2022
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	72.5%	72.5%	70.0%	70.0%
Expected term (years)	15.6	7.7	16.1	8.2

7. Property and equipment, net

Property and equipment, net consists of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Laboratory equipment	$63,851	$61,842
Leasehold improvements	34,427	34,427
Construction in progress	4,199	1,711
Computer equipment, software, and other	2,947	2,914
Total property and equipment, at cost	105,424	100,894
Less: Accumulated depreciation	(42,770)	(33,977)
Property and equipment, net	$62,654	$66,917

Depreciation expense was $4.5 million and $3.8 million for the three months ended June 30, 2023 and 2022, respectively, and $8.8 million and $7.4 million for the six months ended June 30, 2023 and 2022, respectively.

8. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued compensation:
Accrued bonuses	$9,339	$16,455
Accrued paid time off	6,541	4,794
Accrued payroll	3,112	5,113
Other accrued compensation	677	-
Total accrued compensation	$19,669	$26,362
Accrued expenses and other current liabilities:
Accrued research and development services	$10,365	$8,733
Accrued professional fees	1,761	1,158
Accrued property and equipment	2,490	1,790
Other accrued current liabilities	3,424	2,866
Total accrued expenses and other current liabilities	$18,040	$14,547

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

In June 2022, the Company entered into a lease agreement for 79,565 square feet of office, laboratory, and industrial space located in Bothell, Washington (the Bothell facility). The initial term of the lease expires in February 2039, with the option to extend the lease for up to three additional five-year terms. The lease agreement also provides for up to $19.9 million for reimbursement of tenant improvements, as well as an additional $8.0 million for tenant improvements, available at the Company’s election, which the Company would be obligated to repay to the landlord monthly over the initial term of the lease with interest at a rate of 6.5% per annum. The Company is obligated to pay base rent of approximately $68.8 million over the initial term of the lease. In accordance with the lease agreement, the Company has obtained a letter of credit in the amount of $1.6 million. The Company recognized the right-of-use asset and lease liability in the three months ended March 31, 2023, when the lease commenced.

In July 2021, the Company entered into a lease for industrial space located in Fremont, California (the Fremont facility), with the intent to establish and develop its manufacturing operations at the Fremont facility. However, the Company determined in June 2022 to establish and develop its manufacturing operations at the Bothell facility rather than the Fremont facility. The original right-of-use asset and lease liability for the Fremont facility was calculated assuming the Company would exercise its option to renew the lease for two additional five-year terms. The Company remeasured the lease for the Fremont facility in 2022 due to the shorter expected lease term, which resulted in a $12.8 million reduction in the related right-of-use asset and lease liability. Additionally, the Company wrote off $4.5 million of construction in progress costs incurred in connection with the Fremont facility in general and administrative expense in the three months ended June 30, 2022.

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

The following table summarizes the Company’s lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$6,981	$6,066	$14,042	$11,546
Variable lease cost	1,929	1,903	3,911	3,392
Total lease cost	$8,910	$7,969	$17,953	$14,938

As of June 30, 2023, the weighted-average remaining lease term was 7.5 years, and the weighted-average incremental borrowing rate was 10.94%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year to the present value of the operating lease liabilities as of June 30, 2023 (in thousands):

2023 (remaining 6 months)	$11,019
2024	28,021
2025	28,109
2026	25,268
2027	22,779
2028 and thereafter	120,859
Total undiscounted lease payments	236,055
Less: imputed interest	(103,184)
Less: tenant improvement allowances	(19,736)
Present value of operating lease liabilities	113,135
Less: current portion of operating lease liabilities	$(12,890)
Operating lease liabilities, net of current portion	$100,245

10. Stockholders’ equity

In August 2022, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which it may offer and sell through Cowen up to $150.0 million in shares of the Company’s common stock from time to time in a series of one or more at the market equity offerings. As of June 30, 2023, the Company sold an aggregate of 4.7 million shares of the Company's common stock, resulting in gross proceeds of $29.5 million under the ATM facility. After deducting commissions and expenses, the Company raised $27.6 million in net proceeds under the ATM facility as of June 30, 2023.

11. Stock-based compensation

Equity incentive plans

In February 2021, the Company adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (2021 ESPP), both of which became effective on the completion of the Company’s initial public offering. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering period or on the purchase date. As of June 30, 2023, 15.6 million shares and 4.8 million shares were available for future issuance under the 2021 Plan and the 2021 ESPP, respectively.

Stock-based compensation expense

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Research and development	$6,693	$7,408	$12,665	$13,120
General and administrative	3,155	2,503	5,934	4,546
Total stock-based compensation expense	$9,848	$9,911	$18,599	$17,666

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of June 30, 2023 are as follows:

	Stock Options	RSUs
Unrecognized stock-based compensation expense (in thousands)	$74,944	$6,653
Weighted-average period costs expected to be recognized (in years)	2.5	2.8

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	23,686	$7.79	8.3	$10,628
Granted	7,959	3.93
Exercised	(590)	1.76
Forfeited/Cancelled	(759)	7.82
Outstanding as of June 30, 2023	30,296	$6.89	8.3	$36,614
Exercisable as of June 30, 2023	11,245	$7.33	7.1	$15,381

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Six Months Ended June 30,
Assumptions	2023	2022
Risk free interest rate	3.36% – 4.28%	1.56% – 3.36%
Expected volatility	70.0%	70.0%
Expected term (years)	5.50 – 6.50	5.50 – 6.25
Expected dividend	0%	0%

The following table summarizes additional information related to stock option activity:

	Six Months Ended June 30,
	2023	2022
Weighted average grant date fair value per share for options granted	$2.60	$3.83
Aggregate intrinsic value of stock options exercised (in thousands)	$2,058	$3,917

Restricted stock

A summary of the Company’s RSU activity is as follows:

	RSUs (in thousands)	RSUs Weighted-Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2022	885	$6.66
Granted	1,269	3.77
Vested	(261)	6.67
Forfeited	(117)	5.12
Unvested shares as of June 30, 2023	1,776	$4.69

The fair value of RSUs that vested during the six months ended June 30, 2023 and 2022 was $1.1 million and $0.2 million, respectively.

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

The Company applies judgment in its determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of June 30, 2023 and December 31, 2022, the Company’s uncertain tax positions were immaterial.

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

The following securities were excluded from the computation of net loss per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Options to purchase common stock	30,296	25,616
Unvested restricted common stock	-	1,706
Unvested RSUs	1,776	911
Total	32,072	28,233

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 16, 2023 (2022 Annual Report). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements that are based upon current beliefs, plans, and expectations related to future events and our future financial performance that involve risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of numerous factors, including those set forth in the section of this Quarterly Report titled “Risk Factors.” See also the section of this Quarterly Report titled “Special Note Regarding Forward-Looking Statements.”

Overview

We were founded on the belief that engineered cells will be one of the most important transformations in medicine over the next several decades. The burden of diseases that can be addressed at their root cause through engineered cells is significant. We view engineered cells as having the potential to be as therapeutically disruptive as biologics to clinical practice. Our long-term aspirations are to be able to control or modify any gene in the body, to replace any cell that is damaged or missing, and to markedly improve access to cellular and gene-based medicines. We have brought together an experienced group of scientists, engineers, and company builders and combined them with the necessary technologies to move this vision forward. We are developing ex vivo and in vivo cell engineering platforms to revolutionize treatment across a broad array of therapeutic areas with unmet treatment needs, including oncology, diabetes, central nervous system disorders, genetic disorders, and autoimmune diseases, among others. Our platform progress, broad capabilities, and strong balance sheet enable us to execute on a broad vision. We expect clinical data from our first program, our CD19-targeted allogeneic chimeric antigen receptor (CAR) T (SC291) program, in 2023. We also continue to make progress on developing our cell engineering platforms and advancing our product candidates through preclinical development, with the goal of multiple investigational new drug (IND) submissions in 2023 and beyond.

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

The process of repairing and controlling genes in the body, referred to as gene therapy or in vivo cell engineering, requires in vivo delivery of a therapeutic payload and modification of the genome. There are multiple methods available to modify the genome, but limited ability to deliver therapeutic payloads in vivo. Thus, delivery of a therapeutic payload is at the core of our strategic focus, with our ultimate goal being the delivery of any payload to any cell in a specific and repeatable way. Our initial effort is on cell-specific delivery and increasing the diversity and size of payloads. Using our fusogen technology, we have shown in preclinical studies that we can specifically target numerous cell surface receptors that, when combined with delivery vehicles to form fusosomes, allow cell-specific delivery across multiple different cell types. We have initially chosen to focus this technology on delivering payloads to T cells and hematopoietic stem cells.

We believe the time is right to develop engineered cell therapies across a broad range of therapeutic areas. Substantial progress in the understanding of genetics, gene editing, gene control, protein engineering, stem cell biology, immunology, process analytics, and computational biology have converged to create an opportunity to markedly increase the breadth and depth of the potential impact of genetic and cellular medicines. We are focused on creating transformative ex vivo and in vivo engineered cell therapies across a range of therapeutic areas. We are developing a broad pipeline of product candidates, which are summarized below:

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

We continue to advance our hypoimmune allogeneic CAR T platform with a planned IND in 2023 for our hypoimmune-modified CD22-targeted allogeneic CAR T (SC262) with the potential to treat blood cancer patients with previous CD19 treatment failures, followed by a potential IND in 2024 for a hypoimmune-modified BCMA-targeted allogeneic CAR T (SC255) for treatment of multiple myeloma. The CD22 construct in SC262 is clinically validated and the BCMA construct is approved for use in China; both in the autologous setting. These programs use the same hypoimmune technology as our SC291 program.

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

Our operations to date have included developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, preparing for clinical trials of our product candidates, acquiring technology, organizing and staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. Our net losses for the six months ended June 30, 2023 and 2022 were $196.1 million and $103.9 million, respectively. As of June 30, 2023, we had an accumulated deficit of $1.3 billion, which includes cumulative non-cash charges of $34.0 million and $110.5 million related to the revaluation of the success payment liabilities and contingent consideration, respectively. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations. As of June 30, 2023, we had cash, cash equivalents, and marketable securities of $325.9 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

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

Macroeconomic Considerations

Our business and operations may be negatively affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as rising inflation, rising interest rates, declines in consumer confidence, declines in economic growth, uncertainty in the markets, geo-political and economic stability resulting from the ongoing Russia-Ukraine war, tensions in U.S.-China relations, and the aftermath of the COVID-19 pandemic. The severity and duration of the impact of these events and conditions on our business cannot be predicted and may not be fully reflected in our results of operations until future periods. If economic uncertainty continues or increases, or if the global economy worsens, our business, financial condition, and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events and conditions on our business, financial condition, and operating results, see the section titled “Risk Factors” included in this Quarterly Report.

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

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of June 30, 2023, a Cobalt Success Payment had not been triggered.

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

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of June 30, 2023, a Harvard Success Payment had not been triggered.

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

Research and development related success payments and contingent consideration

Research and development related success payments and contingent consideration include the change in the estimated fair value of our Cobalt Success Payment, Harvard Success Payment liabilities, and Cobalt Contingent Consideration liability. The expense or gain associated with our research and development related success payments and contingent consideration is unpredictable, in part, because our success payments are impacted by changes in our common stock price and market capitalization at the end of each reporting period, and may continue to vary significantly from quarter to quarter and year to year due to changes in the assumptions used in the calculations.

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

Results of operations

Comparison of the three and six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$73,044	$72,540	$504	$140,210	$145,229	$(5,019)
Research and development related success payments and contingent consideration	26,679	(17,928)	44,607	26,799	(73,366)	100,165
General and administrative	16,566	18,292	(1,726)	33,332	32,726	606
Total operating expenses	116,289	72,904	43,385	200,341	104,589	95,752
Loss from operations	(116,289)	(72,904)	(43,385)	(200,341)	(104,589)	(95,752)
Interest income, net	2,374	637	1,737	4,350	976	3,374
Other expense, net	(84)	(198)	114	(131)	(300)	169
Net loss	$(113,999)	$(72,465)	$(41,534)	$(196,122)	$(103,913)	$(92,209)

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Research, development, and laboratory	$18,156	$17,230	$926
Personnel	30,297	29,724	573
Facility and other allocated expenses	16,740	16,551	189
Third-party manufacturing	6,038	7,603	(1,565)
Other	1,813	1,432	381
Total research and development expense	$73,044	$72,540	$504

Research and development expense was $73.0 million and $72.5 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $0.5 million was primarily due to:

•
a net increase of $0.9 million in research, development, and laboratory costs due to an increase in clinical development costs partially offset by a decline in laboratory costs;
•
an increase of $0.6 million in personnel-related expenses;
•
a net increase in facility and other allocated costs of $0.2 million primarily due to non-cash lease costs for the Bothell facility and higher depreciation expense, partially offset by the reclassification of costs for the Fremont facility to general and administrative expense; and
•
a decrease of $1.6 million in third-party manufacturing costs for CDMOs.

The following table summarizes the components of our research and development expenses for the periods presented:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Acquisition and licensing of technology	$806	$6,406	$(5,600)
Third-party manufacturing	9,860	13,096	(3,236)
Research, development, and laboratory	32,498	34,233	(1,735)
Facility and other allocated expenses	33,941	31,155	2,786
Personnel	60,050	58,127	1,923
Other	3,055	2,212	843
Total research and development expense	$140,210	$145,229	$(5,019)

Research and development expense was $140.2 million and $145.2 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $5.0 million was primarily due to:

•
a decrease of $5.6 million primarily related to licensing technology for our CD22 and BCMA programs in the first quarter of 2022;
•
a decrease of $3.2 million in third-party manufacturing costs for CDMOs;
•
a net decrease of $1.7 million in research, development, and laboratory costs due to a decline in laboratory costs, partially offset by an increase in clinical development costs;
•
an increase of $2.8 million in facility costs due to non-cash lease costs for the Bothell facility and depreciation, partially offset by the reclassification of costs for the Fremont facility to general and administrative expense, and
•
an increase of $1.9 million in personnel-related expenses.

Research and development related success payments and contingent consideration

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the periods presented:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Cobalt success payment	$18,505	$(12,073)	$30,578
Harvard success payments	2,279	(2,025)	4,304
Contingent consideration	5,895	(3,830)	9,725
Total research and development related success payments and contingent consideration	$26,679	$(17,928)	$44,607

The expense related to the change in the estimated fair value of our Cobalt Success Payment was $18.5 million for the three months ended June 30, 2023, compared to a gain of $12.1 million for the same period in 2022. The changes in value were due to changes in our market capitalization. The expense related to the change in the estimated fair value of our Harvard Success Payments was $2.3 million for the three months ended June 30, 2023, compared to a gain of $2.0 million for the same period in 2022. The changes in value were due to changes in our common stock price during the relevant periods. The expense related to the change in the estimated fair value of our Cobalt Contingent Consideration was $5.9 million for the three months ended June 30, 2023, compared to a gain of $3.8 million for the same period in 2022. The changes in value were due to scientific progress toward the achievement of milestones during the relevant periods.

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the periods presented:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Cobalt success payment	$13,745	$(58,896)	$72,641
Harvard success payments	1,699	(10,112)	11,811
Contingent consideration	11,355	(4,358)	15,713
Total research and development related success payments and contingent consideration	$26,799	$(73,366)	$100,165

The expense related to the change in the estimated fair value of our Cobalt Success Payment was $13.7 million for the six months ended June 30, 2023, compared to a gain of $58.9 million for the same period in 2022. The changes in value were primarily due to changes in our market capitalization during the relevant periods. The expense related to the change in the estimated fair value of our Harvard Success Payments was $1.7 million for the six months ended June 30, 2023, compared to a gain of $10.1 million for the same period in 2022. The changes in value were due to changes in our common stock price during the relevant periods. The expense related to the change in the estimated fair value of our Cobalt Contingent Consideration was $11.4 million for the six months ended June 30, 2023, compared to a gain of $4.4 million for the same period in 2022. The changes in value were due to scientific progress toward the achievement of milestones during the relevant periods and variability of the discount rates used in the calculation.

General and administrative expenses

General and administrative expenses were $16.6 million and $33.3 million for the three and six months ended June 30, 2023, respectively, compared to $18.3 million and $32.7 million for the same periods in 2022.

The decrease of $1.7 million for the three months ended June 30, 2023 was primarily due to the write-off of $4.5 million of construction in progress costs incurred in connection with the Fremont facility, partially offset by an increase of $1.6 million in legal fees, an increase in non-cash stock-based compensation of $0.7 million, and increased operating costs of $0.7 million incurred in connection with the Fremont facility, formerly in research and development expense.

The increase of $0.6 million for the six months ended June 30, 2023 was primarily due to increased personnel-related costs, including non-cash stock-based compensation, of $2.1 million, an increase in operating costs of $1.6 million incurred in connection with Fremont facility, which were formerly in research and development expense, and an increase of $1.5 million in legal fees, partially offset by the write-off of $4.5 million of construction in progress costs in incurred in connection with Fremont facility.

Interest income, net

Interest income, net, was $2.4 million and $4.4 million for the three and six months ended June 30, 2023, respectively, compared to $0.6 million and $1.0 million for the same periods in 2022, respectively, and consisted primarily of interest earned on our cash and marketable securities balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of June 30, 2023, we had $325.9 million in cash, cash equivalents, and marketable securities. To date we have raised an aggregate of approximately $1.4 billion in net proceeds from sales of common stock and private placements of our convertible preferred stock.

In August 2022, we entered a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which we may offer and sell through Cowen up to $150.0 million in shares of our common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of June 30, 2023, we have sold an aggregate of 4.7 million shares of our common stock, resulting in gross proceeds of $29.5 million under the ATM facility. After deducting commissions and expenses, we have raised $27.6 million in net proceeds under the ATM facility as of June 30, 2023.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(138,073)	$(149,187)
Investing activities	105,354	90,275
Financing activities	29,741	2,231
Net decrease in cash, cash equivalents, and restricted cash	$(2,978)	$(56,681)

Operating activities

During the six months ended June 30, 2023, net cash used in operating activities was $138.1 million, consisting primarily of net loss of $196.1 million, offset by non-cash adjustments of $54.8 million and the change in net operating assets and liabilities of $3.2 million. The non-cash adjustments of $54.8 million consisted of $18.6 million of non-cash stock-based compensation, expenses of $15.4 million and $11.4 million, respectively, for revaluation of our success payment liabilities and contingent consideration, $8.8 million of depreciation, and $0.6 million of other net non-cash adjustments.

During the six months ended June 30, 2022, net cash used in operating activities was $149.2 million, consisting primarily of net loss of $103.9 million and non-cash adjustments of $46.3 million. The non-cash adjustments of $46.3 million consisted of gains of $69.0 million and $4.4 million for revaluation of our success payment liabilities and contingent consideration, respectively, non-cash stock-based compensation expense of $17.7 million, depreciation expense of $7.4 million, and other non-cash adjustments of $2.0 million.

Investing activities

During the six months ended June 30, 2023 and 2022, cash provided by investing activities was $105.4 million and $90.3 million, respectively. For the six months ended June 30, 2023 and 2022, this consisted of net purchases and maturities of marketable securities of $109.1 million and $102.2 million, respectively, partially offset by purchases of property and equipment of $3.7 million and $11.9 million, respectively.

Financing activities

During the six months ended June 30, 2023, cash provided by financing activities was $29.7 million, consisting primarily of net proceeds from the ATM facility, the employee stock purchase plan, and exercise of stock options. During the six months ended June 30, 2022, cash provided by financing activities was $2.2 million, consisting primarily of net proceeds from the employee stock purchase plan and exercise of stock options.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of June 30, 2023:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations(1)	$25,213	$54,474	$45,091	$111,277	$236,055

(1)
As part of our decision to move the site of our manufacturing facility to Bothell, Washington from Fremont, California, we intend to sublease or terminate the lease for the Fremont facility.

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of June 30, 2023 are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 of our 2022 Annual Report for more information about these payment obligations.

We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock, pursuant to the terms and conditions in the Cobalt acquisition agreement, and up to an aggregate of $175.0 million in success payments to Harvard, payable in cash. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” in our 2022 Annual Report and Note 4, License and collaboration agreements, to our condensed consolidated financial statements located elsewhere in this Quarterly Report for more information on the success payments. As of June 30, 2023, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain, and therefore any related payments are not included in the table above.

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

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies used in preparation of these condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, are consistent with those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates” in our 2022 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our common stock price.

Interest rate risk

As of June 30, 2023, we had cash, cash equivalents, and restricted cash of $184.3 million, which consisted of bank deposits and money market funds, and also had marketable securities of $152.1 million. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. We had no debt outstanding as of June 30, 2023.

Market capitalization and common stock price sensitivity

We agreed to make a success payment to Cobalt based on our market capitalization payable in cash or stock, and success payments to Harvard based on increases in the per share fair market value of our common stock, payable in cash.

As of June 30, 2023, the estimated aggregate fair value of the success payment liabilities was $36.5 million. For the three and six months ended June 30, 2023, we recorded an expense of $20.8 million and $15.4 million, respectively, related to the aggregate change in the estimated fair value of our success payment liabilities.

Changes in our market capitalization and the fair value of our common stock as of each balance sheet date may result in a relatively large change in the estimated valuation of the success payment liabilities and resulting expense or gain. For example, for the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization as of June 30, 2023 from $1.2 billion to $1.4 billion would have increased the expense recorded in the three months ended June 30, 2023 by $8.0 million to $26.5 million. A hypothetical 20% decrease in our market capitalization from $1.2 billion to $0.9 billion would have decreased the expense recorded in the three months ended June 30, 2023 by $8.2 million to $10.3 million. For the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price as of June 30, 2023 from $5.96 per share to $7.15 per share would have increased the expense recorded in the three months ended June 30, 2023 by $1.2 million to $3.5 million. A hypothetical 20% decrease in the common stock price from $5.96 per share to $4.77 per share would have decreased the expense recorded in three months ended June 30, 2023 by $1.0 million to $1.3 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Preclinical and clinical testing of product candidates is inherently unpredictable and may lead to unexpected results, in particular when such product candidates are based on novel technologies. For example, we have not tested our cell engineering platforms on all pluripotent and differentiated cell types or in all microenvironments, and results from one cell type or microenvironment may not translate into other cell types or microenvironments. In addition, our current gene editing approaches rely on novel gene editing reagents that may have unanticipated or undesirable effects or prove to be less effective than we expect. Also, we are in the early stages of testing product candidates developed using our cell engineering platforms in humans, and our current data are limited to animal models and preclinical cell lines and assays, which may not accurately predict the safety and efficacy of our product candidates in humans. We may encounter significant challenges creating appropriate models and assays for evaluating the safety and purity of our product candidates and may not be able to provide sufficient data or other evidence, to the satisfaction of regulatory authorities, that certain unexpected results observed in preclinical and clinical testing of our product candidates are not indicative of the potential safety issues of such product candidates. In addition, we may use manufacturing reagents and materials across various programs and initiatives. Certain reagents and materials may be novel and have unknown or unanticipated effects, including with respect to a product candidate’s safety, efficacy, or manufacturability. Any unanticipated or adverse effects related or attributed to such reagents or materials could affect all the programs and initiatives in which they are used, and result in delays and harm our ability to timely and successfully progress our product candidates through preclinical and clinical development.

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

Our success depends upon the continued contributions of our key management, scientific, and technical personnel, many of whom have been instrumental for us and have substantial experience with our cell engineering platforms and their underlying technologies and related product candidates. Given the specialized nature of our ex vivo and in vivo cell engineering and the fact that we are operating in novel and emerging fields, there is an inherent scarcity of personnel with the requisite experience to fill the roles across our organization. As we continue developing our product candidates and building our pipeline, we will require personnel with medical, scientific, or technical qualifications and expertise specific to each program. The loss of key management and senior scientists or other personnel could delay our research and development activities. In addition, the loss of key executives could disrupt our operations and our ability to conduct our business. Despite our efforts to retain valuable employees, all of our employees are at-will employees, and members of our management, scientific, and development teams may terminate their employment with us at any time, with or without notice. Moreover, regulations or legislation impacting our workforce, such as the proposed rule published by the Federal Trade Commission (FTC) that would, if issued, generally prohibit employers from imposing non-compete obligations on their employees and require employers to rescind existing non-compete obligations, may lead to increased uncertainty in hiring and competition for talent, and harm our ability to protect our company, including our intellectual property, after termination of employment. If our retention efforts are unsuccessful now or in the future, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business.

Further, certain of our key employees, including Drs. Terry Fry and Steve Goldman, retain partial employment at academic institutions. We may in the future have other employees that have similar employment arrangements. These arrangements expose us to the risk that these individuals may return to their academic positions full time, devote less of their attention to us than is optimal, or potentially expose us to claims of intellectual property ownership or co-ownership by their respective academic institutions.

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

We currently rely, and expect we will continue to rely, on CDMOs to manufacture our product candidates for preclinical studies and clinical trials. Moreover, given our decision to move the site of our planned manufacturing facility from the Fremont facility to the Bothell facility, it may take us longer to establish and operationalize our Bothell facility than we originally anticipated, which may delay our ability to begin manufacturing certain of our product candidates internally and extend the period of time during which we must solely rely on CDMOs for the manufacture of such product candidates. For example, we may rely on our CDMOs for the potential registration and commercial launch of our first product candidate under our current clinical development timelines, and if there are any delays in our ability to establish and operationalize the Bothell facility, we may be required to rely on our CDMOs for the potential registrations and commercial launches of additional product candidates as well.

Once we have completed the build-out of the Bothell facility and the URMC site, we may be required to transition manufacturing processes and know-how of certain of our product candidates from our CDMOs to the Bothell facility and the URMC site. To date, we and our CDMOs have limited experience in the technology transfer of manufacturing processes. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to the Bothell facility and the URMC site may require utilization of new or different processes to meet our facility requirements. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We will not know with certainty whether all relevant know-how and data have been adequately incorporated into the manufacturing process being conducted at our facilities until the completion of studies and evaluations intended to demonstrate the comparability of material previously produced by our CDMOs with that generated by our facilities.

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

We experienced rapid growth following our inception in July 2018. However, as part of our November 2022 restructuring, we reduced our headcount by approximately 15% by the end of 2022 in order to optimize development of our programs at or nearing clinical development, to continue investments in our core research platforms and innovation, and to maintain a strong balance sheet. As of June 30, 2023, we had 424 full-time employees and four part-time employees. The restructuring and associated workforce reduction may yield unintended consequences and costs, including difficulty retaining and motivating remaining employees and difficulty attracting and hiring qualified employees.

Despite our workforce reduction in connection with the restructuring, if we have success in our initial clinical trials, we expect continued growth in the scope of our operations, particularly if and as we advance our product candidates into and through IND-enabling studies and clinical trials and continue to establish and develop our regulatory, quality, and clinical operations and supply chain logistics and manufacturing. To manage our growth, we have implemented and improved, and plan to continue to implement and improve, our managerial, operational, and financial systems, and continue to recruit and train additional qualified personnel. However, due to our limited financial resources and the complexity of managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train sufficient additional qualified personnel to achieve our business objectives within our desired timelines. The continued expansion of our operations will be costly and may divert our management and business development resources. For example, members of management will have significant added responsibilities in connection with effecting and managing our growth, including identifying, recruiting, integrating, maintaining, and motivating current and future employees, effectively managing our internal development efforts, including the clinical and regulatory (e.g., FDA) review process, while complying with our contractual obligations to third parties, and maintaining and improving our operational, financial, and management controls, reporting systems, and procedures. In addition, as we grow, we may be required to rely more heavily on third-party service providers, which exposes us to risks to which we would not be subject if we performed all work internally, as described elsewhere in these Risk Factors. Our inability to successfully manage our growth could delay the execution of our business plans or disrupt our operations.

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

Furthermore, manufacturing and development of our ex vivo stem cell-derived and allogeneic T cell-derived product candidates will require that we obtain suitable donor material from eligible and qualified human donors. If we are unable to obtain sufficient quantities of suitable donor material, or if we are unable to obtain such material in a timely manner, we may experience delays in manufacturing our ex vivo product candidates, which would harm our ability to conduct clinical trials for or to commercialize these product candidates. Moreover, if the consent, authorization, or process for the donation and use of those materials is not obtained or conducted in accordance with applicable legal, ethical, and regulatory requirements, we could face delays in the clinical testing and approval of these product candidates, or, potentially, we could face claims by such human donors or regulatory authorities, which could expose us to damages and reputational harm.

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

A pandemic, epidemic, or infectious disease outbreak in the United States or worldwide, such as the COVID-19 pandemic, could materially and adversely affect our preclinical studies and development, our manufacturing capabilities, any clinical trials we may commence, and our business, financial condition, and results of operations.

As a result of the COVID-19 pandemic and related “shelter in place” orders and other public health guidance measures, we have experienced and may in the future experience disruptions that could materially and adversely impact our preclinical and clinical studies and development and our business, financial condition, and results of operations. We may experience similar or other disruptions if another pandemic, epidemic, or infectious disease outbreak in the United States or worldwide occurs. In response to the spread of COVID-19, beginning in early 2020, we limited operations in our executive offices, with our administrative employees primarily working outside of our offices, and took other precautionary measures, including the periodic testing of our on-site employees and limiting employee travel. Following the initial onset of the COVID-19 pandemic, consistent with the lifting of certain government orders and guidance, our staff began working in the offices more frequently, but many of our administrative employees continue to work outside of our offices on at least a part-time basis. We continue to monitor the effects of COVID-19 variants and subvariants, along with other infectious disease outbreaks, to assess the safety considerations associated with our employees working onsite and engaging in work-related travel.

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

In addition, we may experience delays or disruptions of clinical trial-related activities as a result of the COVID-19 pandemic or another pandemic, epidemic, or infectious disease outbreak, including as a result of the following:

•
interruption of key clinical trial activities, such as clinical trial site data monitoring, efficacy, safety, and translational data collection, processing, and analyses, and clinical trial subject visits, due to limitations on travel imposed or recommended by federal, state, or local governments, employers, and others, which may impact the collection and integrity of the resulting clinical trial data and study endpoints;
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
•
diversion of healthcare resources away from the conduct of our clinical trials toward efforts to support any pandemic, epidemic, or infectious disease response, such as the COVID-19 pandemic, including the diversion of resources, including staff, at hospitals serving as our clinical trial sites and supporting our clinical trials;
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

Preclinical studies and clinical trials are expensive, complex, can take many years to complete, and their outcomes are inherently uncertain and their data subject to varying interpretations and analyses. Failure can occur at any time during preclinical or clinical development. Product candidates in later-stage clinical trials may fail to produce the same results as observed in earlier trials or fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and earlier clinical trials. Our future clinical trials may not be successful.

Applicable laws and regulations require us to test our product candidates in animals before initiating clinical trials involving humans. We may experience delays in or difficulty completing studies of our product candidates in animals for various reasons. For example, due to global supply chain issues caused by global geo-political, economic, and other factors beyond our control, as described elsewhere in these Risk Factors, we have experienced and may continue to experience difficulty and increased costs in accessing animal models, specifically certain NHP models, which could delay completion of our preclinical studies involving such models or harm our ability to conduct or complete such studies at all, and could limit the potential patient population for our product candidates.

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

Moreover, we cannot guarantee that submission of an IND or comparable foreign submission for a product candidate will result in the FDA or comparable foreign regulatory authorities allowing clinical trials of that product candidate to commence in accordance with our timelines or expectations or at all, or that, once begun, issues will not arise that require suspension or termination of such clinical trials. For example, the FDA or a comparable foreign regulatory authority may accept an IND or comparable foreign submission for a product candidate but place clinical trials of such product candidate on hold pending the results of additional testing or the development of additional assays, or may otherwise refuse or terminate the applicable submission. Further, because legal and regulatory requirements for conducting clinical trials vary across jurisdictions, our receipt of authorization to conduct clinical trials in one jurisdiction does not guarantee such authorization will be granted in other jurisdictions.

In addition, such legal and regulatory requirements may change over time, including in a manner that could cause us to incur delays or additional expense in order to comply. For example, the regulatory landscape related to clinical trials in the European Union (EU) recently changed and continues to evolve. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike the EU Clinical Trials Directive, which required a separate clinical trial application (CTA) to be submitted to both the competent national health authority and an independent ethics committee in each EU member state in which the clinical trial will be conducted, the CTR provides for a centralized process. The CTR allows sponsors for multi-center trials to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA assessment procedure has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. The decision of each EU member state is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. Compliance with the CTR requirements by us and our service providers, such as clinical research organizations (CROs), may impact our development plans. For example, because the CTR requires coordination of application review and processing across multiple member states, our ability to commence clinical trials in accordance with our timelines could be delayed. Further, as discussed elsewhere in these Risk Factors, the United Kingdom (UK) recently withdrew from the EU, and it is currently unclear to what extent the UK government will seek to align its laws and regulations with those of the EU, including the CTR, which does not apply in the UK. Local requirements in the UK and the EU may diverge in the future, which could impact any UK clinical and development activities we may conduct. In addition, clinical trial submissions in the UK must be separate from those submitted to EU member states, adding further complexity, cost, and potential risk to any clinical and development activity in the UK. Significant political and economic uncertainty remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal from the EU.

If we are unable to satisfy applicable legal or regulatory requirements for an IND or comparable foreign submission, or experience delays in doing so, clinical development of our product candidates may be delayed or we may be unable to execute clinical trials of the applicable product candidate in the relevant jurisdiction. For example, we may decide not to submit an IND or comparable foreign submission in certain jurisdictions due to applicable legal or regulatory requirements in such jurisdiction, including based on future changes to such requirements. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or a comparable foreign submission, we cannot guarantee that such regulatory authorities will not change their requirements in the future, which could require us to make costly changes to and delay the conduct of our clinical trials or require suspension or termination of such trials entirely. In addition, since the manufacturing of our product candidates, including our ex vivo CAR T cell product candidates, is in its early stages and continues to evolve, we expect that manufacturing-related matters such as chemistry, manufacturing, and controls, including product specifications, will be a focus of regulatory review of our INDs or comparable foreign submissions, which may delay our ability to proceed with the relevant clinical trials. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or comparable foreign submissions.

We do not know whether our current or future clinical trials will begin on time, need to be redesigned, enroll patients on time, or be completed on schedule, if at all. Clinical trials may be delayed, suspended, or terminated, or may not be able to be conducted at all, for a variety of reasons, including the following:

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
•
safety or tolerability concerns relating to the product candidate being tested that could cause us or governmental authorities, as applicable, to suspend or terminate a clinical trial or program or impose a clinical hold, including if participants are being exposed to unacceptable health or safety risks or experiencing undesirable side effects or there are other unfavorable characteristics of the product candidate, or if there is evidence that our or third-party product candidates, or third-party products, are associated with undesirable side effects or risks and regulators deem our product candidate to have the potential for comparable side effects or risks due to compositional, biologic, mechanistic, sourcing, or other similarities;
•
the failure of third-party contractors to comply with regulatory requirements or meet their contractual obligations in a timely manner or at all;
•
changes in regulatory requirements, policies, and guidelines;
•
delays in or inability to manufacture sufficient quantities of a product candidate for use in clinical trials;
•
the quality or stability of a product candidate falling below acceptable standards, or failure to manufacture product candidates in accordance with cGMP and other applicable laws, regulations, and guidelines;
•
changes in the treatment landscape for our target indications that may make it more difficult to initiate or recruit patients for our clinical trials in certain jurisdictions or may make our product candidates no longer relevant;
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

In addition, the complexity of certain product candidates, the clinical trial design, and the indications for which such product candidates are being developed could negatively affect our ability to successfully execute and complete clinical trials of such product candidates in accordance with our timelines. For example, clinical trials involving certain indications, such as autoimmune diseases, may require the involvement and alignment of medical professionals across various specialties. Additionally, we may evaluate certain of our product candidates in multiple indications, including in both oncology and autoimmune disease, and across a broad range of diseases in a single clinical trial. Because these diseases can vary significantly, doing so may introduce additional complexities and challenges with executing our clinical trials, any of which could increase the time and expense required to commence and complete the applicable trial. Further, to the extent we develop our product candidates for multiple indications, the occurrence of any potential safety issues or significant side effects with respect to a particular indication or study could negatively affect the development of such product candidate in other indications. We and third parties involved in our clinical trials may not have sufficient resources to adequately address such complexities in accordance with our timelines or at all. If we experience delays in completing, or are required to terminate, any clinical trial of our product candidates, the commercial prospects of the relevant product candidates will be harmed, and our ability to generate product revenues from these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, delay our ability to obtain regulatory approval for the relevant product candidate, and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates, which may impair our ability to commercialize our product candidates and harm our business and results of operations.

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

Our product candidates may cause serious adverse, undesirable, or unacceptable side effects, which could cause us or regulatory authorities to interrupt, delay, or halt our future clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities. We do not currently, and in the future may not, have sufficient clinical data or other information to enable us to fully anticipate the side effects of our product candidates. Accordingly, we may observe unexpected side effects or higher levels of known side effects in clinical trials of our product candidates, including adverse events known to occur in the same classes of therapeutics, such as infusion reaction, cytokine release syndrome, graft-versus-host disease, neurotoxicities, and certain cancers.

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects associated with our product candidates. In such an event, clinical trials of such product candidates could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of such product candidates for any or all targeted indications. In addition, the FDA or comparable foreign regulatory authorities may more closely scrutinize any side effects or safety concerns associated with our product candidates in the context of the potential benefits observed in diseases that are not immediately life-threatening, such as certain autoimmune diseases, which could harm our ability to develop or obtain regulatory approval for applicable product candidate in such diseases. Moreover, the occurrence of such side effects could negatively affect our ability to recruit and enroll patients in our clinical trials or the ability of enrolled patients to complete the clinical trials, or result in product liability claims. For example, patients with diseases that are not immediately life-threatening, including certain autoimmune diseases, and their physicians may be less likely to enroll or recommend enrollment in clinical trials of our product candidates if there is a risk of certain side effects or safety concerns and may be more likely to cease their participation in such clinical trials if they experience certain side effects. Any of these occurrences could significantly harm our business, financial condition, and prospects.

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

Further, others, including regulatory authorities, investors, or analysts, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses, or may interpret or weigh the importance of data, including any decisions we may make based on that data, particularly limited or preliminary data, differently than we do, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate, and our company in general. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, investors, or analysts, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, as well as our business, operating results, prospects, and financial condition, could be harmed.

Our product candidates or technologies may be involved in investigator-sponsored clinical trials, and we will have limited or no control over the conduct of such trials.

ISTs involving our product candidates or technologies pose or are subject to similar risks to those set forth elsewhere in these Risk Factors relating to clinical trials that we conduct ourselves. Although ISTs may provide us with clinical data that can inform the development strategy for our product candidates, we will be unable to control the design and administration of such ISTs or the submission, clearance or approval, or maintenance of any IND or comparable foreign submission required to conduct such ISTs. In addition, we would not control the timing of data collection and reporting with respect to any such ISTs, and may not control the manufacturing of the product candidate or technology to be tested in any such ISTs. A delay in the timely completion of or reporting of data from any potential IST, including as a result of manufacturing complications or delays, which could occur for various reasons such as the need to obtain additional licenses, difficulty recruiting, enrolling, or retaining patients, or other potential issues that are described in these Risk Factors, could have a material adverse effect on our ability to further develop our product candidates or to advance our product candidates through subsequent clinical trials. Negative results from an IST could have a material adverse effect on our business and prospects and the perception of our product candidates and technologies. Additionally, there is a possibility that ISTs may be conducted under less rigorous clinical standards than those used in company-sponsored clinical trials. Accordingly, the FDA and comparable foreign regulatory authorities may more closely scrutinize the resulting data and may not view these data as providing adequate support for future clinical trials, whether sponsored by us or third parties. In addition, any potential IST could demonstrate marginal efficacy or reveal clinically relevant safety concerns that could delay the further clinical development or regulatory approval of our product candidates. Further, data from a potential IST may fail to demonstrate efficacy for various reasons, including those unrelated to our product candidates or technologies, which may negatively impact the perception of such product candidates and technologies, despite their potential for future success. To the extent that the results of any ISTs raise safety or other concerns regarding our product candidates or technologies, regulatory authorities may question the results of such ISTs or other clinical trials involving the relevant product candidate or technology. Safety concerns arising from any potential ISTs may cause the FDA or comparable foreign regulatory authorities to impose partial or full clinical holds on our product candidates, including product candidates that were developed using the same technology or manufactured using the same reagents and materials as those product candidates that are the subject of such ISTs, which could delay or prevent us from advancing our product candidates into further clinical development and require us to discontinue our development of such product candidates. The occurrence of any of the foregoing would severely harm our business and prospects.

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

To date, we and our CDMOs have limited experience in manufacturing of cGMP batches of our product candidates. Our CDMOs and, once we begin to operate the Bothell facility and the URMC site, we, must comply with cGMPs and other complex regulations and guidelines applicable to the manufacturing of biologics for use in clinical trials and, if approved, commercial sale, and any inability or failure to comply with such regulations and guidelines could delay our clinical trials or prevent us from being able to commence clinical testing at all. To date, we have not scaled the manufacturing processes with respect to our product candidates for later-stage clinical trials and commercialization and we and our CDMOs may not have sufficient capacity, resources, or capabilities to scale such manufacturing processes in accordance with our desired timelines or at all. The manufacturing of our product candidates, including large-scale manufacturing, may require the development of novel processes for upstream and downstream activities, including analytical technologies, which could cause delays in the scaling of manufacturing, as well as greater costs that could negatively impact the financial viability of our product candidates. We cannot be sure that the manufacturing processes employed by our CDMOs or the technologies that our CDMOs incorporate into our manufacturing processes will result in viable or scalable yields of ex vivo and in vivo cell engineering product candidates that will have acceptable safety, purity, potency, or efficacy profiles and, if approved, meet market demand.

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

One aspect of the determination of patentability of inventions depends on the scope and content of the “prior art,” which is information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our inventions or, if issued, affect the validity or enforceability of a patent claim. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result, the impact of such third-party intellectual property rights on the patentability of our own patents and patent applications, as well as upon our freedom to operate, is highly uncertain. Because patent applications in the United States and most other countries are typically confidential for a period of 18 months after filing, or may not be published at all, we cannot be certain that we were or will be the first to file any patent application related to our product candidates. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Furthermore, for United States patent applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be instituted by a third party or the USPTO to determine who was the first to invent any of the subject matter covered by the relevant patent claims. For United States patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law in view of the passage of the Leahy-Smith America Invents Act (the Leahy-Smith Act), which introduced significant changes to the United States patent laws, including new procedures for challenging pending patent applications and issued patents.

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
•
we may fail to adequately protect and police our trade secrets and trademarks; and
•
third-party patent rights may have an adverse effect on our business, including if these rights claim subject matter similar to or improving that covered by our patents and patent applications.

Should any of these events occur, they could significantly harm our business, results of operations, and prospects.

Confidentiality agreements with employees and third parties may not prevent disclosure of trade secrets and other proprietary information.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, subject matter for which patents are difficult to enforce, and other elements of our product candidates, technology, and product discovery and development processes that involve proprietary know-how, information, or technology that we do not cover through patent protection. Any disclosure, either intentional or unintentional, by our current or former employees, contractors, collaborators, or those of third parties, including those with whom we share our facilities and consultants and vendors that we engage to perform research, clinical trials, or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary or confidential information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Because we rely and expect to continue to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Trade secrets and confidential information, however, can be difficult to protect. We seek to protect our trade secrets, know-how, and confidential information, including our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors, collaborators, and other third parties. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. In addition, we enter into agreements with our consultants, contractors, service providers, and outside scientific collaborators that typically include invention assignment obligations. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary or confidential information, including our technology and processes. Although we use reasonable efforts to protect our trade secrets and confidential information, our employees, consultants, outside scientific advisors, contractors, collaborators, and other third parties might intentionally or inadvertently disclose such information to competitors or other third parties, including, as to consultants and advisors, to their primary employers, in breach of our agreements with such parties, and adequate remedies for such breaches may be unavailable. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, we may be required to disclose trade secrets and other confidential information to governmental authorities, including in connection with regulatory filings related to our product candidates, and such authorities may make certain documentation or information contained therein available to the public. If we are unable to or otherwise fail to take advantage of any opportunity to protect such trade secrets or other confidential information, our competitors could use such information to compete with us, which would significantly harm our business.

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

Patents have limited terms, and in many jurisdictions worldwide, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent’s term is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Given the significant amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic therapies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of July 2023 have terms expected to expire on dates ranging from 2028 to 2042, subject to any patent term extensions that may be available. If patents are issued on our patent applications pending as of July 2023, the resulting patents are projected to expire on dates ranging from 2029 to 2044. In addition, although upon issuance in the United States a patent’s term can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may also be available in the United States and in certain other foreign jurisdictions. However, in the United States, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension in the United States does not extend to the full scope of the patent’s claims, but instead only as to the scope of the product as approved. The laws governing analogous patent term extensions in foreign jurisdictions vary widely and many differ from the process in the United States. Additionally, we may not receive a patent term extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. If we are unable to obtain a patent term extension for any particular patent, or the term of any such extension is less than we request, the period during which we will have the right to exclude others from using the patent rights will be shortened. Our competitors may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch a biosimilar product earlier than might otherwise be the case, which could reduce our revenue, possibly materially. In general, if we do not have sufficient patent term to protect our platform technologies and product candidates, our business and results of operations will be adversely affected.

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

In addition, although it is our policy to require our employees, contractors and other third parties who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. As described elsewhere in these Risk Factors, such claims could be expensive and time-consuming to litigate or defend and could divert the time and attention of our management and other personnel, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We and third parties involved in our operations are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we currently and will continue to collect, store, and transmit confidential information (including trade secrets or other intellectual property, proprietary business information, including data from our research, preclinical studies, and clinical trials, and personal information). It is critical that we and these third parties do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. For example, we have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors that have access to our confidential information, including those that provide information technology and data security systems and services. Although we generally have agreements requiring such vendors to use industry standard practices for data security, we have no operational control over them. In addition, we currently and may in the future share or exchange confidential information with other third parties, such as collaborators, licensors, or strategic partners, none of which we have control over and all of which are subject to similar security risks as we are. As such, we are subject to risks not only from security incidents involving our own systems and networks, but also those of third parties with whom we work.

Despite the implementation of security measures (including edge technology designed to identify and protect our network from infiltration by third-party systems), our internal computer systems and those of any third parties involved in our operations, including our third-party research institution collaborators, CROs, CDMOs, and other service providers, contractors, and consultants, including vendors of information technology and data security systems and services, are vulnerable to damage and interruptions from cyberattacks, security breaches, computer viruses, ransomware, fraud, and similar incidents involving the loss of or unauthorized access to confidential information. These may involve acts by current or former employees, service providers (including providers of information technology-specific services), nation states (including groups associated with or supported by foreign intelligence agencies), organized crime organizations, “hacktivists,” or others. For example, SolarWinds Corporation (SolarWinds), a provider of information technology monitoring and management products and services that we used, experienced a cyberattack in 2020 that was likely the result of a supply chain attack by an outside nation state. We took steps to mitigate the vulnerabilities identified within these products and, following our investigations, concluded that our confidential information was not materially accessed, lost, or stolen as a result of this cyberattack. However, there may be unknown effects from this or other cyberattacks that have occurred or may occur in the future, any of which could have a material negative impact on our business.

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

Threats involving the misuse of access to our network, systems, and information by our current or former employees or third parties involved in our operations, including service providers, contractors, vendors, or partners, whether intentional or unintentional, also pose a risk to the security of our network, systems, and information, including data. For example, we are subject to the risk that employees may inadvertently share confidential information with unintended third parties, or that departing employees may take, or create their own information based on, our confidential information upon leaving the company. In addition, any such insiders may be the victims of social engineering attacks that enable unauthorized third parties to access our network, systems, and information using an authorized person’s credentials. We and our network, systems, and information are also vulnerable to malicious acts by insiders, including leaking, modifying, or deleting confidential information, or performing other acts that could materially interfere with our operations and business. Although we provide regular training to our employees regarding cybersecurity threats and best practices, we cannot ensure that such training or other efforts will prevent unauthorized access to or sabotage of our network, systems, and information.

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

In addition, in 2012, the EU Patent Package regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (UPC) for litigation involving European patents. The EU Patent Package was implemented on June 1, 2023. As a result, all European patents, including those issued prior to ratification of the European Patent Package, now by default automatically fall under the jurisdiction of the UPC. The UPC provides third parties, including our competitors, with a new forum to seek to centrally revoke our European patents and to seek to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the current EU Patent Package, we have the right to opt our patents out of the UPC for the first seven years of the UPC’s existence, but doing so may preclude us from realizing the benefits of this new unified court.

Furthermore, the patent position of companies in the biopharmaceutical industry is particularly uncertain. Various courts, including the United States Supreme Court, have rendered decisions that could negatively affect the actual or perceived value of patents, such as recent federal district and appellate court rulings that have narrowed the scope of patent protection available in certain circumstances, weakened the rights of patent owners in certain situations, and in certain cases invalidated patents entirely. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts, the USPTO, and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the United States Supreme Court held that certain claims to naturally occurring substances are not patentable. Although we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by Congress, the federal courts, the USPTO, or the relevant law-making bodies in other countries may impact the value of our patents. Accordingly, evolving laws in the United States and other countries may adversely affect our and our licensors’ ability to obtain new patents or to enforce existing patents and may facilitate third-party challenges to any of our owned or licensed patents.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

The USPTO and foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar requirements during the patent application process. Additionally, periodic maintenance fees on any issued patent must be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. Although an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in a failure to perfect a priority claim, abandonment, or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, failure to pay fees, and failure to properly legalize and submit formal documents. In any such event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

The lengthy approval process, as well as the unpredictability of clinical trial results, may prevent us from obtaining regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining whether and when regulatory approval will be granted for any product candidates, including those that we may submit for approval in the future. For example, regulatory authorities in various jurisdictions have in the past had, and may in the future have, differing requirements for, interpretations of, and opinions on preclinical and clinical data. As a result, we may be required to conduct additional preclinical studies, alter our proposed clinical trial designs, or conduct additional clinical trials to satisfy the regulatory authorities in each of the jurisdictions in which we hope to conduct clinical trials and develop and, if approved, market our products. In addition, from time to time, the FDA and comparable foreign regulatory authorities may adopt guidance in areas applicable to various aspects of our research and development programs, compliance with which could increase the time and expense required, or make it more difficult, to complete development activities and ultimately obtain regulatory approval for our product candidates. Further, even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any comparable foreign regulatory authority for various reasons, including those discussed elsewhere in these Risk Factors.

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

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that, after our evaluation of the feedback and other factors, we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review, or approval, or that, if we decide to pursue any such pathway, our applications will be granted on a timely basis or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. In addition, even if we are able to obtain accelerated approval or any other form of expedited approval for any of our product candidates, we may not obtain such approval in a timely manner or otherwise in accordance with our timelines, and the costs of obtaining such approval and performing any additional studies or analysis may be higher than we currently anticipate. Further, if the results of any such additional studies or analysis do not ultimately support full regulatory approval of the applicable product, it may be withdrawn from the market, which could harm our ability to generate revenue and otherwise negatively impact our business and financial prospects. A failure to obtain, or delay in obtaining, accelerated approval or any other form of expedited development, review, or approval for any of our product candidates would extend the period of time until commercialization, if any, of such product candidate, could increase the cost of development of such product candidate beyond what we anticipate, and could harm our competitive position in the marketplace.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it has adapted to the evolving pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires, beginning in 2026, manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates, first due in 2023, under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and, beginning in 2025, replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. We expect that current and future guidance and regulations, as well as their interpretation, will evolve over time. Although certain types of products are excluded from the IRA’s negotiation requirements, it is unclear whether and to what extent our product candidates will qualify for any such exclusions. the impact of the IRA on the pharmaceutical industry and our business cannot yet be fully determined, but it is likely to be significant. If we obtain regulatory approval for any of our product candidates, the IRA could substantially and negatively impact the prices we may charge for such products, which could harm our ability to generate revenue and achieve and sustain profitability.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, such as government authorities, private health insurers, and other organizations, which consider various factors in determining the level of coverage and reimbursement, including the nature of the disease to be treated, the availability and cost of other therapies for the same disease, and the size of the patient population that could benefit from such treatment. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. For example, the cost of treatment with our product candidates may be expensive or more costly than other available treatment options, in particular, because such product candidates may require only a single or minimal number of administrations. Even if treatment costs are partially offset by coverage from third-party payors, required co-payments or deductibles may cause treatment with such product candidates to be too expensive for certain patients. Because our product candidates are in the early stages of development, we are currently unable to determine their cost effectiveness or the likely level or method of coverage and reimbursement. Increasingly, the third-party payors that reimburse patients or healthcare providers are requiring that drug companies provide these payors with predetermined discounts from list prices and are seeking to reduce the prices charged or the amounts reimbursed for drug products. If the price we are able to charge for any products we develop, or the coverage and reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

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

Certain of the research materials we use in our therapeutic research and development efforts, as well as stem cell lines used as starting material in our ex vivo cell engineering product candidates, are derived from human sources, which may contain sensitive identifiable personal information regarding the donor. In addition, we or our partners or vendors may maintain or otherwise have access to sensitive identifiable personal information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who may enroll in our patient assistance programs, if any. We may become subject to further obligations under HIPAA as a result of our access to such information.

In addition, our collection of personal information generally, including information of our employees, human donors, or patients, may subject us to state data privacy laws governing the processing of personal information and requiring notification to affected individuals and state regulators in the event of a data breach involving such personal information. For example, we may be subject to state laws such as the California Consumer Privacy Act (CCPA) and its related regulations, and the California Privacy Rights Act (CPRA) amending the CCPA, which establish data privacy rights for residents of the State of California, with corresponding obligations on businesses related to transparency, deletion, and opt-out of the selling of personal information, and grant a private right of action for individuals in the event of certain security breaches that has increased the likelihood of, and risks associated with, data breach litigation. The CPRA, which became effective on January 1, 2023, significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and imposing new audit requirements for higher risk data. The CPRA also creates a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states, and continue to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive, and personal information than federal, international, or other state laws, and such laws may differ from each other and have potentially conflicting requirements that would make compliance challenging, require us to expend significant resources achieve compliance, and restrict our ability to process certain personal information.

Any clinical trial programs, including related regulatory filings, and research collaborations that we engage in outside the United States may implicate international laws and regulations concerning data protection and privacy, including those governing various aspects of clinical research and, in the EU, the General Data Protection Regulation (GDPR). The GDPR imposes obligations in relation to the collection, use, sharing, disclosure, transfer, and other processing of data relating to an identifiable living individual within the European Economic Area (EEA), or “personal data,” including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training, and audit. The GDPR imposes stringent operational requirements for data controllers and data processors of personal data. Among other things, the GDPR requires that detailed notices be provided to clinical trial subjects and investigators, as well as maintenance of certain security levels for personal data and notification of data breaches or security incidents to appropriate data protection authorities or data subjects. Further, as a result of the United Kingdom’s withdrawal from the EU effective as of December 31, 2020, we are required to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law (UK GDPR) with respect to any clinical trial data generated from the EU and the United Kingdom, respectively, which may have differing requirements. We may be subject to diverging requirements under EU member state laws and United Kingdom law, such as whether consent can be used as the legal basis for processing of clinical trial data and the roles, responsibilities, and liabilities and respective data protection obligations as between CROs, clinical trial sites, and sponsors. As these laws develop and the rules diverge, we may need to make operational changes to adapt, which could increase our costs and adversely affect our business.

The GDPR and UK GDPR regulate cross-border transfers of personal data out of the EEA and the United Kingdom, respectively. Recent legal developments in Europe have created complexity and uncertainty regarding the legality of and requirements with respect to transfers of personal data from the EEA and United Kingdom to the United States and other countries in which we or our partners or service providers may operate. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses, which are a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely and expect to rely in the future on the EU standard contractual clauses, the UK Addendum to the EU standard contractual clauses, and the UK International Data Transfer Agreement, as applicable, to transfer personal data outside of the EEA and the UK, including to the United States. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect that the regulatory guidance and enforcement landscape will continue to develop in relation to transfers to the United States and elsewhere. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. If we are unable to transfer personal data between and among countries and regions in which we or our partners or vendors operate, it could adversely affect the manner in which we operate our business, affect the geographical location or segregation of our relevant systems and operations, and adversely affect our financial results.

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

We have a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through private placements of our convertible preferred stock and, more recently, through our initial public offering (IPO). We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $196.1 million and $103.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $1.3 billion, which includes cumulative non-cash charges related to the revaluation of our success payment liabilities and contingent consideration of $34.0 million and $110.5 million, respectively. Our losses have resulted principally from expenses incurred for the research and development of our ex vivo and in vivo cell engineering platforms, management and administrative costs, and other expenses incurred while building our business infrastructure.

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

We have devoted a significant portion of our financial resources and efforts to building our organization, developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, preparing for and commencing clinical trials of our product candidates, acquiring technology, organizing and staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We are in the early stages of development of our product candidates and have not completed development or commercialization of any product candidate.

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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. As described above, our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase if and as our ongoing activities grow in scope and breadth. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts, and our business, results of operations, and financial condition would be adversely affected.

As of June 30, 2023, we had $325.9 million in cash, cash equivalents, and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. Furthermore, we hold significant balances of cash and cash equivalents, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2022, we entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which we may offer and sell through Cowen shares of our common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of June 30, 2023, we had raised $27.6 million in net proceeds under the ATM facility. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

Our ability to raise additional funds will depend on financial, economic, geo-political, and market conditions and other factors over which we may have no or limited control. Market volatility, including as a result of recent bank failures, including Silicon Valley Bank (SVB) and Signature Bank (Signature), and measures taken in response thereto, and the resulting impact on the broader banking sector, geo-political and economic instability resulting from the recent escalation in conflict between Russia and Ukraine, and the COVID-19 pandemic, or other factors, could also adversely impact our ability to access capital as and when needed. Additional funds may not be available when we need them, on terms and at a cost that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or on terms and at a cost that are acceptable to us, we could be required to:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, proceeds from any future equity or debt financings, and upfront, milestone, and royalty payments received under any future licenses, collaborations, or other arrangements. Additional capital may not be available on terms that are reasonable or acceptable to us, if at all. If we raise additional capital through the sale of equity or debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. In addition, any such issuance, or the possibility of such issuance, may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock, and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or acquiring, selling, or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business.

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

We agreed to make success payments, payable in cash, pursuant to our license agreement with Harvard and contingent consideration and success payments, payable in cash or stock, pursuant to our acquisition agreement with Cobalt. Pursuant to the terms of our license agreement with Harvard, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of June 30, 2023, a Harvard Success Payment had not been triggered. See Note 4, License and collaboration agreements to our consolidated financial statements included elsewhere in this Quarterly Report for more details on the various per share common stock values that trigger a Harvard Success Payment.

In connection with the Cobalt acquisition, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain pre-defined development milestones and a success payment (Cobalt Success Payment) of $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a BLA or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of June 30, 2023, a Cobalt Success Payment had not been triggered. See Note 3, Acquisitions, to our consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date.

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

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our balance sheets. Under United States generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development-related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment and contingent consideration liabilities may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements. For example, as of June 30, 2023 and December 31, 2022, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was $36.5 million and $21.0 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $161.7 million and $150.4 million, respectively.

For the three months ended June 30, 2023, we recorded expenses of $18.5 million and $2.3 million, respectively, related to the aggregate change in the estimated fair value of the Cobalt Success Payment and Harvard Success Payment liabilities. For the three months ended June 30, 2023, we recorded an expense of $5.9 million related to the change in the estimated fair value of the Cobalt Contingent Consideration. We have incurred net losses since our inception and expect to continue to incur net losses for the foreseeable future. It is possible that future fluctuations in the price of our common stock and market capitalization and the resulting change in the estimated fair value of our success payment liabilities could lead us to record net income in a future period despite us incurring operating losses and negative cash flows during such period. Alternatively, significant stock appreciation during a future period could lead to a significant increase in our recorded GAAP net loss.

Our limited operating history may make it difficult to evaluate our prospects and likelihood of success.

We have a limited operating history upon which to evaluate our business and prospects. Since our inception in July 2018, we have devoted substantially all of our resources and efforts to building our organization, developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, preparing for and commencing clinical trials of our product candidates, acquiring technology, organizing and staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated our ability to successfully complete any clinical trials, including Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, predictions about our future success or viability are difficult to make and may not be as accurate as they could be if we had a longer operating history.

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

With the proliferation of new drugs and therapies for our target indications, and as new technologies become available, we expect to face increasingly intense competition. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Any product candidates that we successfully develop and are able to commercialize will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of and rapid technological changes in the biotechnology and pharmaceutical industries could render our product candidates or our technologies obsolete, less competitive, or uneconomical. Our competitors may, among other things:

•
have significantly greater financial, manufacturing, marketing, drug development, technical, and human resources than we have;
•
develop and commercialize products that are safer, more effective, less expensive, more convenient, or easier to administer, or have fewer or less severe side effects than any products for which we may obtain regulatory approval;
•
obtain quicker regulatory approval;
•
establish proprietary positions covering our products and technologies;
•
implement more effective approaches to sales and marketing; or
•
form more advantageous strategic alliances.

Our business, financial condition, and results of operations could be materially adversely affected by any of the foregoing events.

In addition, our potential future collaborators may decide to market and sell products that compete with the product candidates that we have agreed to license to them, which could have a material adverse effect on our future business, financial condition, and results of operations. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. As described elsewhere in these Risk Factors and in the subsection titled “Business—Competition” in the 2022 Annual Report, we currently and in the future will compete with third parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, and recruiting patients for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Market opportunity and market growth for our product candidates may prove to be smaller than we initially estimated, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

We intend to initially focus our product candidate development on treatments for various diseases caused by missing or damaged cells. Our projections of addressable patient populations within any particular disease state that may benefit from treatment with our product candidates are based on our estimates. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. Additionally, the potentially addressable patient population for our product candidates may not ultimately be amenable to treatment with our product candidates, including if the cost of treatment with our product candidates, including any required co-payments, is expensive or higher than other available therapies. Our market opportunity may also be limited by future competitor therapies that enter the market. If any of our estimates proves to be inaccurate, the market opportunity for any product candidate that we or our strategic partners develop could be significantly diminished, which would have an adverse material impact on our business.

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

In addition, even if the market opportunity for our product candidates achieves or exceeds the level and growth we anticipate, we may be unable to grow our business at the rate or in the manner necessary to successfully capitalize on this opportunity, including due to limited financial, personnel, and other resources.

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

As of June 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, beneficially owned, in the aggregate, approximately 66.2% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interests.

Future sales of our common stock in the public market could cause our common stock price to fall.

Our common stock price could decline as a result of sales of a large number of shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of June 30, 2023, 196.9 million shares of our common stock were outstanding. Substantially all shares of common stock sold in our IPO (excluding any shares sold to our directors or officers in the directed share program) are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (Securities Act), unless held by our “affiliates” as defined in Rule 144 under the Securities Act. In addition, all shares of common stock sold in the ATM facility are freely tradable without restriction or further registration under the Securities Act, unless held by our “affiliates” as defined in Rule 144 under the Securities Act. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, as well as Rules 144 and 701 under the Securities Act. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Accordingly, these shares may be sold in the public market upon issuance. In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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
•
results of clinical trials, or the addition or termination of such clinical trials or funding support by us or potential future partners or other third parties;
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

The market price of our common stock, as well as investor perceptions of our business and its value, may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways, and many of which are beyond our control, including the factors listed below and other factors describe in these Risk Factors:

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
•
perceptions regarding the significance of data from our clinical trials, particularly preliminary data;
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
•
sales or perceived potential sales of our common stock by us or our stockholders;
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

Concerns about inflation, interest rates, energy costs, geo-political issues, the United States mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in investment in industries perceived as complex or higher risk, such as biotechnology, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments, and continued unstable or unpredictable economic and market conditions. Recently, the closures of SVB and Signature and their placement into receivership with the Federal Deposit Insurance Corporation created bank-specific and broader financial institution liquidity risk and concerns. Although government intervention ultimately provided depositors at SVB and Signature with access to their funds, adverse developments with respect to specific financial institutions or the broader financial services industry that have occurred or may occur in the future may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur, and we cannot predict the impact or follow-on effects of these insolvencies more broadly or on our business in particular. Further, there is no guarantee that the government will intervene to provide depositors with access to funds if similar events occur in the future. If other banks and financial institutions with which we have commercial relationships enter receivership or become insolvent in the future, our ability to access our existing cash, cash equivalents, and investments may be threatened, which could adversely affect our business and financial condition.

Given the depth and breadth of our portfolio, we assess and prioritize our programs on an ongoing basis based on various factors, including internal and external opportunities and constraints, which may result in our decision to advance certain programs ahead or instead of others. Given the volatility in our stock price and the increased difficulty in accessing global credit markets and raising capital due to the market and economic conditions described above, we have adjusted our pipeline prioritization strategy and resource allocation in order to enable the success of our most advanced product candidates. In particular, we have gated investment in our programs, with future investment dependent on our achievement of certain milestones. Even if our programs achieve the required milestones, development and potential commercialization of our product candidates may be delayed, which could harm our competitive position. In order to manage resource constraints, we may be required to make decisions regarding how to prioritize our programs based on limited data. As a result, we may be required to delay or halt the development of potentially promising earlier stage programs to focus our resources on more advanced programs with higher probabilities of success in the shorter term. In addition, if the market and economic conditions described above continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price. As a result, we may be required to further adjust our pipeline prioritization strategy and resource allocation in order to extend our cash runway and enable the success of certain of our product candidates, which may require that we make adjustments based on limited information and slow or stop the development of certain product candidates. Additionally, rising rates of inflation have increased the costs associated with conducting our business, including by causing substantial increases in the costs of materials, including raw materials and consumables, equipment, services, and labor. Given that we do not currently generate revenue from sales of any of our product candidates, we do not have an ability to offset these increases in our costs. Moreover, given the unpredictable nature of the current economic climate, including future changes in rates of inflation, it may be increasingly difficult for us to predict and control our future expenses, which may harm our ability to conduct our business.

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

We are subject to export control and import laws and regulations, including the United States Export Administration Regulations, United States Customs regulations, various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Controls, the United States Foreign Corrupt Practices Act of 1977, as amended (FCPA), the United States domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. International trade, tariff, and import/export laws and regulations may require us to obtain licenses or permits in order to complete certain activities necessary for the research, manufacture and development of our product candidates. Moreover, we expect such laws and regulations, along with associated guidance and interpretations, to evolve over time in ways that may impact various aspects of our business. The process for obtaining any necessary licenses or permits may be lengthy and time-consuming, and if we are not able to obtain any such licenses or permits in a timely manner, we may experience delays in our ability to manufacture, develop, and commercialize our product candidates. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, collaborators, and other third parties from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell products, if any, for which we receive regulatory approval outside the United States, to conduct clinical trials, or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. In the ordinary course of our business, we may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We may be held liable for the corrupt or other illegal activities of our employees, agents, contractors, collaborators, and other third parties, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

The UK left the EU on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020 (the Transition Period). The Transition Period provided time for the UK and EU to negotiate a framework for partnership for the future, which was ultimately crystallized in the Trade and Cooperation Agreement (TCA), which became effective on January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, including the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the UK. In general, the EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain. However, these rules may diverge from the EU rules over time.

As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA) is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules apply in Northern Ireland than in Great Britain; broadly, Northern Ireland continues to follow the EU regulatory regime, but its national competent authority remains the MHRA. However, on February 27, 2023, the UK Government and the European Commission reached political consensus on the “Windsor Framework,” which will revise the Northern Ireland protocol in order to address some of the perceived shortcomings. Under the proposed changes, Northern Ireland would be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. The implementation of the Windsor Framework will occur in various stages, with new arrangements relating to the supply of medicines into Northern Ireland due to take effect in 2025. There could be additional uncertainty and risk around what these changes will mean for any of our business operations in the UK.

Following the Transition Period, the UK is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and companies established in the UK must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain marketing authorization to commercialize a product in the UK. The MHRA may rely on a decision taken by the European Commission with respect to the approval of a new (centralized procedure) marketing authorization when making a determination with respect to an application for a Great Britain marketing authorization, or use the MHRA’s decentralized or mutual recognition procedures, which enable marketing authorizations approved in EU member states (or Iceland, Liechtenstein, or Norway) to be granted in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals in the UK or EU, as a result of Brexit or otherwise, could prevent us from commercializing our product candidates in the UK or EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other requirements, some of which could be significant, in connection with the importation of our product candidates into the UK or EU, or we may incur expenses in establishing a manufacturing facility in the UK or EU in order to circumvent such requirements. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval for our product candidates in the UK or EU or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability. Any further changes in international trade, tariff, and import/export regulations, as a result of Brexit or otherwise, may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended June 30, 2023.

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

SANA BIOTECHNOLOGY, INC.

Date: August 3, 2023	By:	/s/ Steven D. Harr, M.D.
Steven D. Harr, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Nathan Hardy
Nathan Hardy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)