Form 10-Q
period 2023-09-30
Sana Biotechnology, Inc.
filed 2023-11-08
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 197,133,208 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our future financial performance;
•
our expectations regarding the duration for which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act); and
•
developments and projections relating to our competitors and our industry, including competing products.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sana Biotechnology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$168,448	$176,765
Marketable securities	100,122	247,198
Restricted cash	3,832	6,100
Prepaid expenses and other current assets	7,120	14,374
Total current assets	279,522	444,437
Long-term marketable securities	-	10,051
Property and equipment, net	68,369	66,917
Operating lease right-of-use assets	77,235	92,486
Long-term restricted cash	-	4,408
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	6,492	4,599
TOTAL ASSETS	$631,440	$822,720
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,928	$2,857
Accrued compensation	24,286	26,362
Accrued expenses and other current liabilities	18,940	14,547
Operating lease liabilities	13,490	12,393
Contingent consideration	-	55,345
Total current liabilities	66,644	111,504
Operating lease liabilities, net of current portion	83,374	95,860
Contingent consideration, net of current portion	103,156	95,034
Success payment liabilities	12,414	21,007
Total liabilities	265,588	323,405
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; zero shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 750,000 shares authorized; 197,064 and 191,022 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	20	19
Additional paid-in capital	1,616,008	1,558,459
Accumulated other comprehensive loss	(202)	(4,327)
Accumulated deficit	(1,249,974)	(1,054,836)
Total stockholders' equity	365,852	499,315
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$631,440	$822,720

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$65,613	$76,735	$205,823	$221,964
Research and development related success payments and contingent consideration	(82,615)	(6,062)	(55,816)	(79,428)
General and administrative	19,183	15,514	52,515	48,240
Total operating expenses	2,181	86,187	202,522	190,776
Loss from operations	(2,181)	(86,187)	(202,522)	(190,776)
Interest income, net	2,862	1,173	7,212	2,149
Other income (expense), net	303	(106)	172	(406)
Net income (loss)	$984	$(85,120)	$(195,138)	$(189,033)
Net income (loss) per common share – basic	$0.00	$(0.45)	$(1.01)	$(1.01)
Weighted-average number of common shares – basic	196,978	189,303	193,605	187,645
Net income (loss) per common share – diluted	$0.00	$(0.45)	$(1.01)	$(1.01)
Weighted-average number of common shares – diluted	200,473	189,303	193,605	187,645

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$984	$(85,120)	$(195,138)	$(189,033)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities, net	663	(67)	4,125	(5,048)
Total comprehensive income (loss)	$1,647	$(85,187)	$(191,013)	$(194,081)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	191,022	$19	$1,558,459	$(4,327)	$(1,054,836)	$499,315
Fees incurred related to issuance of common stock from at the market offering	-	-	(200)	-	-	(200)
Vesting of restricted stock	154	-	-	-	-	-
Exercise of stock options	233	-	331	-	-	331
Stock-based compensation expense	-	-	8,751	-	-	8,751
Unrealized gain on marketable securities, net	-	-	-	2,188	-	2,188
Net loss	-	-	-	-	(82,123)	(82,123)
Balance as of March 31, 2023	191,409	$19	$1,567,341	$(2,139)	$(1,136,959)	$428,262
Issuance of common stock from at the market offering, net of issuance costs of $985	4,586	1	27,247			27,248
Vesting of restricted stock	119	-	-	-	-	-
Exercise of stock options	357	-	691	-	-	691
Issuance of common stock related to employee stock purchase plan	409	-	1,705	-	-	1,705
Stock-based compensation expense	-	-	9,848	-	-	9,848
Unrealized gain on marketable securities, net	-	-	-	1,274	-	1,274
Net loss	-	-	-	-	(113,999)	(113,999)
Balance as of June 30, 2023	196,880	$20	$1,606,832	$(865)	$(1,250,958)	$355,029
Fees incurred related to issuance of common stock from at the market offering	-	-	(19)	-	-	(19)
Vesting of restricted stock	81	-	-	-	-	-
Exercise of stock options	103	-	192	-	-	192
Stock-based compensation expense	-	-	9,003	-	-	9,003
Unrealized gain on marketable securities, net	-	-	-	663	-	663
Net income	-	-	-	-	984	984
Balance as of September 30, 2023	197,064	$20	$1,616,008	$(202)	$(1,249,974)	$365,852

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	184,929	$18	$1,515,210	$(1,366)	$(785,360)	$728,502
Vesting of restricted stock	1,419	1	(1)	-	-	-
Exercise of stock options	284	-	652	-	-	652
Stock-based compensation expense	-	-	7,755	-	-	7,755
Unrealized loss on marketable securities, net	-	-	-	(3,806)	-	(3,806)
Net loss	-	-	-	-	(31,448)	(31,448)
Balance as of March 31, 2022	186,632	$19	$1,523,616	$(5,172)	$(816,808)	$701,655
Vesting of restricted stock	1,243	-	-	-	-	-
Exercise of stock options	320	-	571	-	-	571
Issuance of common stock related to employee stock purchase plan	235	-	1,008	-	-	1,008
Stock-based compensation expense	-	-	9,911	-	-	9,911
Unrealized loss on marketable securities, net	-	-	-	(1,175)	-	(1,175)
Net loss	-	-	-	-	(72,465)	(72,465)
Balance as of June 30, 2022	188,430	$19	$1,535,106	$(6,347)	$(889,273)	$639,505
Issuance of common stock from at the market offering, net of issuance costs of $540	149	-	724	-	-	724
Vesting of restricted stock	927	-	-	-	-	-
Exercise of stock options	379	-	897	-	-	897
Stock-based compensation expense	-	-	10,080	-	-	10,080
Unrealized loss on marketable securities, net	-	-	-	(67)	-	(67)
Net loss	-	-	-	-	(85,120)	(85,120)
Balance as of September 30, 2022	189,885	$19	$1,546,807	$(6,414)	$(974,393)	$566,019

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(195,138)	$(189,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,293	11,430
Stock-based compensation expense	27,602	27,746
Change in the estimated fair value of contingent consideration	(47,223)	(12,613)
Change in the estimated fair value of success payment liabilities	(8,593)	(66,815)
Non-cash expense for operating lease right-of-use assets	10,031	8,859
Other non-cash items, net	(9,962)	(6,687)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,560	569
Operating lease right-of-use assets and liabilities	2,129	1,584
Accounts payable	2,363	2,144
Accrued expenses and other liabilities	(1,685)	8,833
Net cash used in operating activities	(201,623)	(213,983)
INVESTING ACTIVITIES:
Purchases of marketable securities	(131,617)	(63,583)
Proceeds from maturities of marketable securities	294,305	201,991
Purchases of property and equipment	(5,986)	(16,274)
Net cash provided by investing activities	156,702	122,134
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,919	3,128
Proceeds from issuance of common stock under at the market offering	27,009	724
Net cash provided by financing activities	29,928	3,852
Net decrease in cash, cash equivalents, and restricted cash	(14,993)	(87,997)
Cash, cash equivalents, and restricted cash at beginning of period	187,273	261,848
Cash, cash equivalents, and restricted cash at end of period	$172,280	$173,851
SUPPLEMENTAL CASH FLOW INFORMATION:
Operating lease right-of-use assets obtained in exchange for lease obligations	$8,984	$21,073
Purchases of property and equipment included in accounts payable and accrued liabilities	$9,933	$2,409
Cash received for amounts related to tenant improvement allowances	$2,298	$2,014
Derecognition of operating lease right-of-use asset for lease termination	$(14,204)	$(12,801)

See accompanying notes.

Sana Biotechnology, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization

Sana Biotechnology, Inc. (the Company or Sana) is a biotechnology company focusing on utilizing engineered cells as medicines. The Company’s operations to date have included identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, preparing for and executing clinical trials of our product candidates and supporting clinical trials of product candidates developed using our technologies, acquiring technology, organizing and staffing the Company, business planning, establishing and maintaining the Company’s intellectual property portfolio, raising capital, and providing general and administrative support for these operations.

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

In August 2022, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which it may offer and sell through Cowen up to $150.0 million in shares of the Company’s common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of September 30, 2023, the Company sold an aggregate of 4.7 million shares of the Company's common stock, resulting in gross proceeds of $29.5 million under the ATM facility. After deducting commissions and expenses, the Company raised $27.6 million in net proceeds under the ATM facility as of September 30, 2023.

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of September 30, 2023, the Company had cash, cash equivalents, and marketable securities of $268.6 million, and an accumulated deficit of $1.2 billion, which includes cumulative non-cash charges related to the revaluation of the success payment liabilities and contingent consideration of $10.0 million and $51.9 million, respectively.

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

Significant accounting policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are consistent with those discussed in Note 2 in the 2022 Annual Report.

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

3. Acquisitions

Cobalt Biomedicine, Inc.

In February 2019, the Company acquired 100% of the outstanding equity of Cobalt Biomedicine, Inc. (Cobalt), a privately held early-stage biotechnology company developing a platform technology using its fusogen technology to specifically and consistently deliver various biological payloads to cells (the Cobalt acquisition).

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

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company has an obligation to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon the achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a program based on the fusogen technology in a clinical trial pursuant to an investigational new drug (IND) application, or has filed, or received approval for, a biologics license application or new drug application for a product developed using the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control of the Company if at least one of the Company’s programs based on the fusogen technology is an active research program at the time of such change of control. If the Company’s market capitalization is below $8.1 billion as of the date of a change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of September 30, 2023, a Cobalt Success Payment had not been triggered.

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value, with changes in fair value recognized in research and development related success payments and contingent consideration. As of September 30, 2023 and December 31, 2022, the estimated fair value of the Cobalt Success Payment liability was $10.7 million and $19.0 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Success Payment, the Company recognized a gain of $22.0 million and an expense of $2.4 million for the three months ended September 30, 2023 and 2022, respectively, and gains of $8.3 million and $56.5 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the estimated fair value of the Cobalt Contingent Consideration was $103.2 million and was recorded in long-term liabilities. As of December 31, 2022, the estimated fair value of the Cobalt Contingent Consideration was $150.4 million, of which $55.4 million was recorded in short-term liabilities and $95.0 million was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, the Company recognized gains of $58.6 million and $8.3 million for the three months ended September 30, 2023 and 2022, respectively, and gains of $47.2 million and $12.6 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company has paid to Harvard aggregate consideration of $12.0 million, comprising $9.0 million in common stock and $3.0 million in cash. Under the terms of the agreement, the Company may be required to pay to Harvard up to an aggregate of $175.0 million in success payments, payable in cash, based on increases in the fair value of the Company’s common stock (Harvard Success Payments). The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard would be credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of September 30, 2023, a Harvard Success Payment had not been triggered.

The following table summarizes the potential success payments and common stock price required for payment:

Multiple of Equity Value at Issuance	5x	10x	20x	30x	40x
Per share common stock price required for payment	$20.00	$40.00	$80.00	$120.00	$160.00
Success payment(s) (in millions)	$5.0	$15.0	$30.0	$50.0	$75.0

The Harvard Success Payment liabilities are carried at fair value, with the initial value and changes in fair value recognized in research and development related success payments and contingent consideration. As of September 30, 2023 and December 31, 2022, the estimated fair value of the Harvard Success Payment liability was $1.7 million and $2.0 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Harvard Success Payment liability, the Company recognized gains of $2.0 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and gains of $0.3 million and $10.3 million for the nine months ended September 30, 2023 and 2022, respectively.

5. Restricted cash

The Company maintains standby letters of credit of $3.8 million and $10.5 million, in the aggregate, as of September 30, 2023 and December 31, 2022, respectively, which are collateralized with a bank account at a financial institution in accordance with certain lease agreements. In the third quarter of 2023, the Company entered into a lease termination agreement for the early termination of its lease for industrial space located in Fremont, California (Fremont facility). The Company’s letter of credit related to its lease of the Fremont facility (Fremont lease) was returned to the Company during the three months ended September 30, 2023, and as such, $6.7 million in restricted cash as of June 30, 2023 was reclassified to cash and cash equivalents as of September 30, 2023.

6. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		September 30, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$61,002	$-	$-	$61,002
U.S. government and agency securities	Level 2	77,384	11	-	77,395
Corporate debt securities	Level 2	4,336	-	-	4,336
Total cash equivalents		142,722	11	-	142,733
Short-term marketable securities:
U.S. government and agency securities	Level 2	82,808	10	(218)	82,600
Corporate debt securities	Level 2	17,527	2	(7)	17,522
Total short-term marketable securities		100,335	12	(225)	100,122
Other assets	Level 3	388	-	-	388
Total financial assets		$243,445	$23	$(225)	$243,243
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	103,156	-	-	103,156
Success payment liabilities	Level 3	12,414	-	-	12,414
Total long-term financial liabilities		115,570	-	-	115,570
Total financial liabilities		$115,570	$-	$-	$115,570

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$114,363	$-	$-	$114,363
U.S. government and agency securities	Level 2	40,532	10	-	40,542
Corporate debt securities	Level 2	9,796	1	(2)	9,795
Total cash equivalents		164,691	11	(2)	164,700
Short-term marketable securities:
U.S. government and agency securities	Level 2	222,435	2	(3,711)	218,726
Corporate debt securities	Level 2	28,836	-	(364)	28,472
Total short-term marketable securities		251,271	2	(4,075)	247,198
Long-term marketable securities:
U.S. government and agency securities	Level 2	10,314	-	(263)	10,051
Total long-term marketable securities		10,314	-	(263)	10,051
Other assets	Level 3	369	-	-	369
Total financial assets		$426,645	$13	$(4,340)	$422,318
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$55,345	$-	$-	$55,345
Total short-term financial liabilities		55,345	-	-	55,345
Long-term financial liabilities:
Contingent consideration	Level 3	95,034	-	-	95,034
Success payment liabilities	Level 3	21,007	-	-	21,007
Total long-term financial liabilities		116,041	-	-	116,041
Total financial liabilities		$171,386	$-	$-	$171,386

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

The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months for the periods presented:

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
September 30, 2023
U.S. government and agency securities	$8,304	$(4)	$26,710	$(214)	$35,014	$(218)
Corporate debt securities	13,512	(7)	-	-	13,512	(7)
Total	$21,816	$(11)	$26,710	$(214)	$48,526	$(225)
December 31, 2022
U.S. government and agency securities	$49,253	$(673)	$172,845	$(3,301)	$222,098	$(3,974)
Corporate debt securities	13,333	(16)	19,664	(350)	32,997	(366)
Total	$62,586	$(689)	$192,509	$(3,651)	$255,095	$(4,340)

The Company determined that there was no material change in the credit risk of the above investments during the three and nine months ended September 30, 2023. As such, an allowance for credit losses has not been recognized. As of September 30, 2023, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of September 30, 2023, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of September 30, 2023, the balance in accumulated other comprehensive loss included net unrealized gains (losses) related to the Company’s available-for-sale debt securities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2022	$150,379	$19,016	$1,991
Changes in fair value – expense (gain)	5,460	(4,760)	(580)
Balance as of March 31, 2023	155,839	14,256	1,411
Changes in fair value – expense	5,895	18,505	2,279
Balance as of June 30, 2023	161,734	32,761	3,690
Changes in fair value – gain	(58,578)	(21,998)	(2,039)
Balance as of September 30, 2023	$103,156	$10,763	$1,651

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

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	September 30, 2023		December 31, 2022
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	12.7% - 13.3%	13.0%	13.4% – 15.1%	14.6%
Probability of milestone achievement	5.0% - 55.0%	25.7%	5.0% – 85.0%	36.0%

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

The fair values of the Cobalt Success Payments and Harvard Success Payments were calculated using the following unobservable inputs:

	September 30, 2023		December 31, 2022
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	72.5%	72.5%	70.0%	70.0%
Expected term (years)	15.4	7.5	16.1	8.2

7. Property and equipment, net

Property and equipment, net consists of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Laboratory equipment	$64,103	$61,842
Leasehold improvements	34,427	34,427
Construction in progress	14,123	1,711
Computer equipment, software, and other	2,982	2,914
Total property and equipment, at cost	115,635	100,894
Less: Accumulated depreciation	(47,266)	(33,977)
Property and equipment, net	$68,369	$66,917

Depreciation expense was $4.5 million and $4.0 million for the three months ended September 30, 2023 and 2022, respectively, and $13.3 million and $11.4 million for the nine months ended September 30, 2023 and 2022, respectively.

8. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Accrued compensation:
Accrued bonuses	$12,901	$16,455
Accrued paid time off	5,594	4,794
Accrued payroll	5,102	5,113
Other accrued compensation	689	-
Total accrued compensation	$24,286	$26,362
Accrued expenses and other current liabilities:
Accrued research and development services	$9,264	$8,733
Accrued professional fees	2,426	1,158
Accrued property and equipment	5,179	1,790
Other accrued current liabilities	2,071	2,866
Total accrued expenses and other current liabilities	$18,940	$14,547

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

In June 2022, the Company entered into a lease agreement for 79,565 square feet of office, laboratory, and industrial space located in Bothell, Washington (the Bothell facility). The initial term of the lease expires in February 2039, with the option to extend the lease for up to three additional five-year terms. The lease agreement also provides for up to $19.9 million for reimbursement of tenant improvements, as well as an additional $8.0 million for tenant improvements, available at the Company’s election, which the Company would be obligated to repay to the landlord monthly over the initial term of the lease with interest at a rate of 6.5% per year. The Company is obligated to pay base rent of approximately $68.8 million over the initial term of the lease. In accordance with the lease agreement, the Company has obtained a letter of credit in the amount of $1.6 million. The Company recognized the right-of-use asset and lease liability in the three months ended March 31, 2023, when the lease commenced.

In July 2021, the Company entered into a lease for industrial space located in Fremont, California with the intent to establish and develop its manufacturing operations at the Fremont facility. The Company determined in June 2022 to establish and develop its manufacturing operations at the Bothell facility rather than the Fremont facility. In August 2023, the Company entered into a lease termination agreement for the early termination of the Fremont lease. On the lease termination date, the Company derecognized the remaining balances related to the right-of-use asset and lease liability of $14.2 million and $15.9 million, respectively, and incurred fees of $4.4 million, resulting in a loss on lease termination of $2.7 million, which is included in general and administrative expense.

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

The following table summarizes the Company’s lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$6,764	$6,146	$20,806	$17,692
Variable lease cost	1,890	1,831	5,801	5,223
Total lease cost	$8,654	$7,977	$26,607	$22,915

As of September 30, 2023, the weighted-average remaining lease term was 7.4 years, and the weighted-average incremental borrowing rate was 11.05%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year to the present value of the operating lease liabilities as of September 30, 2023 (in thousands):

2023 (remaining 3 months)	$5,682
2024	25,385
2025	25,394
2026	22,472
2027	19,899
2028 and thereafter	108,721
Total undiscounted lease payments	207,553
Less: imputed interest	(91,779)
Less: tenant improvement allowances	(18,910)
Present value of operating lease liabilities	96,864
Less: current portion of operating lease liabilities	$(13,490)
Operating lease liabilities, net of current portion	$83,374

10. Stockholders’ equity

In August 2022, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which it may offer and sell through Cowen up to $150.0 million in shares of the Company’s common stock from time to time in a series of one or more at the market equity offerings. As of September 30, 2023, the Company sold an aggregate of 4.7 million shares of the Company's common stock, resulting in gross proceeds of $29.5 million, under the ATM facility. After deducting commissions and expenses, the Company raised $27.6 million in net proceeds under the ATM facility as of September 30, 2023.

11. Stock-based compensation

Equity incentive plans

In February 2021, the Company adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (2021 ESPP), both of which became effective on the completion of the Company’s initial public offering. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering period or on the purchase date. As of September 30, 2023, 16.5 million shares and 4.8 million shares were available for future issuance under the 2021 Plan and the 2021 ESPP, respectively.

Stock-based compensation expense

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Research and development	$5,722	$7,437	$18,387	$20,557
General and administrative	3,281	2,643	9,215	7,189
Total stock-based compensation expense	$9,003	$10,080	$27,602	$27,746

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of September 30, 2023 are as follows:

	Stock Options	RSUs
Unrecognized stock-based compensation expense (in thousands)	$62,145	$5,851
Weighted-average period costs expected to be recognized (in years)	2.3	2.7

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	23,686	$7.79	8.3	$10,628
Granted	8,161	3.96
Exercised	(693)	1.78
Forfeited/Cancelled	(1,769)	8.98
Outstanding as of September 30, 2023	29,385	$6.79	8.0	$10,236
Exercisable as of September 30, 2023	12,722	$7.52	6.9	$7,795

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Nine Months Ended September 30,
Assumptions	2023	2022
Risk free interest rate	3.36% – 4.63%	1.56% – 3.94%
Expected volatility	70.0% – 72.5%	70.0%
Expected term (years)	5.50 – 6.50	5.50 – 6.25
Expected dividend	0%	0%

The following table summarizes additional information related to stock option activity:

	Nine Months Ended September 30,
	2023	2022
Weighted average grant date fair value per share for options granted	$2.62	$3.96
Aggregate intrinsic value of stock options exercised (in thousands)	$2,426	$5,854

Restricted stock

A summary of the Company’s RSU activity is as follows:

	RSUs (in thousands)	RSUs Weighted-Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2022	885	$6.66
Granted	1,364	3.83
Vested	(342)	7.28
Forfeited	(229)	4.99
Unvested shares as of September 30, 2023	1,678	$4.44

The fair value of RSUs that vested during the nine months ended September 30, 2023 and 2022 was $1.6 million and $0.4 million, respectively.

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

The Company applies judgment in its determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of September 30, 2023 and December 31, 2022, the Company’s uncertain tax positions were immaterial.

13. Net income (loss) per share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the relevant period, without consideration for common stock equivalents. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of restricted stock units and stock options are reflected in diluted earnings per share by applying the treasury stock method.

The following table summarizes the calculation of basic and diluted net income (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Basic earnings per common share:
Net income (loss) attributable to common stockholders	$984	$(85,120)	$(195,138)	$(189,033)
Weighted-average number of common shares – basic	196,978	189,303	193,605	187,645
Basic earnings (loss) per common share	$0.00	$(0.45)	$(1.01)	$(1.01)

Diluted earnings per common share:
Net income (loss) attributable to common stockholders	$984	$(85,120)	$(195,138)	$(189,033)
Weighted-average number of common shares – basic	196,978	189,303	193,605	187,645
Effect of dilutive securities:
Stock options and restricted stock units	3,495	-	-	-
Weighted-average number of common shares – diluted	200,473	189,303	193,605	187,645
Diluted earnings (loss) per common share	$0.00	$(0.45)	$(1.01)	$(1.01)

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Options to purchase common stock	23,302	25,542
Unvested restricted common stock	-	806
Unvested RSUs	142	977
Total	23,444	27,325

14. Employee benefit plan

In January 2019, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. The Company matches each participant’s 401(k) contributions, up to $4,000 per year per participant.

15. Subsequent event

In October 2023, the Company announced a portfolio update to increase its focus on its ex vivo cell therapy product candidates. In addition to an increased focus on its ex vivo programs, the Company announced reduced near-term investment in its fusogen platform for in vivo gene delivery, including the delay of the investigational new drug application submission for its SG299 program. The strategic repositioning resulted in a workforce reduction of approximately 29%. The Company expects to incur approximately $6.8 million of cash-based expenses related to employee severance, benefits, and related costs. The Company anticipates that the portfolio update and associated workforce reduction will be substantially complete by the first quarter of 2024.

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

Overview

We were founded on the belief that engineered cells will be one of the most important transformations in medicine over the next several decades. The burden of diseases that can be addressed at their root cause through engineered cells is significant. We view engineered cells as having the potential to be as therapeutically disruptive as biologics to clinical practice. Our long-term aspirations are to be able to control or modify any gene in the body, to replace any cell that is damaged or missing, and to markedly improve access to cellular and gene-based medicines. We have brought together an experienced group of scientists, engineers, and company builders and combined them with the necessary technologies to move this vision forward. We are developing ex vivo and in vivo cell engineered cell therapies to revolutionize treatment across a broad array of therapeutic areas with unmet treatment needs, including oncology, diabetes, central nervous system disorders, and autoimmune diseases, among others. Our platform progress, broad capabilities, and strong balance sheet enable us to execute on a broad vision.

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

The process of repairing and controlling genes in the body, referred to as gene therapy or in vivo cell engineering, requires in vivo delivery of a therapeutic payload and modification of the genome. There are multiple methods available to modify the genome, but limited ability to deliver therapeutic payloads in vivo. Thus, delivery of a therapeutic payload is at the core of our strategic focus for our in vivo gene therapy program, with our ultimate goal being the delivery of any payload to any cell in a specific and repeatable way. Our initial effort is on cell-specific delivery and increasing the diversity and size of payloads. Using our fusogen technology, we have shown in preclinical studies that we can specifically target numerous cell surface receptors that, when combined with delivery vehicles to form fusosomes, allow cell-specific delivery across multiple different cell types.

We believe the time is right to develop engineered cell therapies across a broad range of therapeutic areas. Substantial progress in the understanding of genetics, gene editing, protein engineering, stem cell biology, immunology, process analytics, and computational biology have converged to create an opportunity to markedly increase the breadth and depth of the potential impact of cellular medicines. We are focused on creating transformative engineered cell therapies across a range of therapeutic areas. We are developing a broad pipeline of product candidates, which are summarized below:

PRODUCT CANDIDATE	MECHANISM	POTENTIAL INDICATIONS	PRECLINICAL IND-ENABLING	PHASE 1	PHASE 2/3	SANA'S RIGHTS
SC291	CD19-targeted allo CAR T	NHL, CLL	ARDENT Study *Recruiting*			WW
HIP Primary Islet Cells[1]		T1D	CTA Submitted			WW
SC291	CD19-targeted allo CAR T	B-cell mediated AD	IND Submitted			WW
SC262	CD22-targeted allo CAR T	NHL, ALL, CLL	Planned IND submission 4Q23			WW
SC451	Stem-cell derived pancreatic islet cells	T1D				WW
SC255	BCMA-targeted allo CAR T	MM				WW
SC379	Glial progenitor cells	HD, PMD, SPMS				WW

[1]Investigator sponsored trial.

Abbreviations: AD, autoimmune disease; ALL, acute lymphoblastic leukemia; CLL, chronic lymphocytic leukemia; CTA, clinical trial application; HD, Huntington's disease; IND, investigational new drug; MM, multiple myeloma; NHL, non-Hodgkin's lymphoma; PMD, Pelizaeus-Merzbacher Disease; SCD, sickle cell disease; SPMS, secondary progressive multiple sclerosis; T1D, type 1 diabetes; WW, worldwide.

We continue to make progress developing our cell engineering platforms – our hypoimmune allogeneic CAR T cell platform, our stem-cell derived platform that also leverages our hypoimmune technology, and our in vivo fusogen platform. In early 2023, the FDA cleared our first investigational new drug application (IND) submission for our SC291 product candidate for the treatment of B-cell malignancies, and we continue advancing our other product candidates through preclinical development toward multiple potential IND submissions in 2023 and beyond.

We are enrolling and have commenced dosing patients in our Phase 1 clinical trial evaluating SC291 in B-cell malignancies, which we refer to as the ARDENT trial. We expect to present initial clinical data for this program in 2023 and more robust clinical data from multiple patients in 2024. In addition, SC291 was granted Fast Track Designation by the FDA for the treatment of relapsed/refractory (r/r) large B-cell lymphoma and r/r chronic lymphocytic leukemia. We also expect initial clinical data in 2023 from an Investigator Sponsored Trial (IST) leveraging our hypoimmune technology. The IST aims to treat patients with type 1 diabetes using hypoimmune-modified primary pancreatic islet cells. The clinical data from SC291 and the primary islet cell IST each offer the potential of human proof of concept for our hypoimmune platform and may unlock learnings for our allogeneic CAR T and stem cell derived programs that we intend to move into clinical development later in 2023 and beyond.

We continue to advance our hypoimmune allogeneic CAR T platform. In the fourth quarter of 2023, we submitted an IND for SC291 for the treatment of certain B-cell-mediated autoimmune disorders and we remain on track to submit an IND in 2023 for our hypoimmune-modified CD22-targeted allogeneic CAR T cell therapy (SC262), which we intend to initially develop to treat blood cancer patients that previously failed CD19-directed therapy. The CD22 CAR construct in SC262 is clinically validated in the autologous setting, and we expect clinical data from SC262 in 2024.

We continue to develop our stem-cell derived pancreatic islet cell program (SC451) with the potential to treat type 1 diabetes. The SC451 program leverages our hypoimmune platform. The goal of SC451 is to transplant, without immunosuppression, hypoimmune-modified pancreatic islet cells into patients with type 1 diabetes, that produce insulin in a physiologic manner in response to glucose.

We continue to make progress on developing our cell engineering platforms and advancing our product candidates through preclinical development and toward potential IND submissions in 2023 and beyond. Based on our current timelines for our lead programs, we believe our cash runway will enable multiple data readouts across our programs. Given the depth and breadth of our portfolio, we expect to assess and prioritize our programs on an ongoing basis based on various factors, including internal and external opportunities and constraints, which may result in our decision to advance certain programs ahead or instead of others. As certain of our product candidates advance toward potential IND submissions, we are conducting good laboratory practices toxicity studies and establishing necessary scale-up for our manufacturing processes. For details regarding our product candidates, see the section titled “Business— Overview” in Part I, Item 1 included in the 2022 Annual Report.

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

Our operations to date have included developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, conducting clinical trials of our product candidates, supporting clinical trials of product candidates developed using our technologies, acquiring technology, organizing and staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. Our net losses for the nine months ended September 30, 2023 and 2022 were $195.1 million and $189.0 million, respectively. As of September 30, 2023, we had an accumulated deficit of $1.2 billion, which includes cumulative non-cash charges of $10.0 million and $51.9 million related to the revaluation of the success payment liabilities and contingent consideration, respectively. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations. As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $268.6 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months from the filing of these financial statements.

We expect our operating losses and expenses will decline in 2024, excluding one-time items, as a result of our strategic repositioning in October 2023, and likely increase over the longer term from the 2024 level if our clinical trials are successful, and if we expand our research and development efforts. Cost increases would be driven in large part by advancing our current and future product candidates through clinical trials; identifying additional product candidates; establishing our manufacturing capabilities, including through third-party contract development and manufacturing organizations and building our internal manufacturing capabilities; advancing preclinical development of our current and future product candidates; advancing and expanding the capabilities of our ex vivo and in vivo cell engineering platforms; acquiring and licensing technologies aligned with our ambition of translating engineered cells to medicines; seeking regulatory approval of our current and future product candidates; increasing our workforce to support our research, clinical and preclinical development, manufacturing, and commercialization efforts; expanding our operational, financial, and management systems; continuing to develop, prosecute, and defend our intellectual property portfolio; and continuing to incur legal, accounting, or other expenses to operate our business, including the costs associated with being a public company.

We continue to invest in building world class capabilities in key areas of manufacturing sciences and operations, including development of our cell engineering platforms, product characterization, and process analytics. Our investments also include scaled research solutions, scaled infrastructure, and novel technologies to improve efficiency, characterization, and scalability of manufacturing, including establishing our internal manufacturing capabilities.

In October 2023, we announced a portfolio update to increase our focus on our ex vivo cell therapy product candidates. As part of the portfolio update, we have reduced our near-term investment in our fusogen platform for in vivo gene delivery, including by delaying the IND submission for our SG299 program. The strategic repositioning resulted in a workforce reduction of approximately 29%. We expect to incur approximately $6.8 million of cash-based expenses related to employee severance, benefits, and related costs. We anticipate that the portfolio update and associated workforce reduction will be substantially complete by the first quarter of 2024, which is expected to result in 2024 operating cash burn of less than $200.0 million.

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

Macroeconomic Considerations

Our business and operations may be negatively affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as rising inflation, rising interest rates, declines in consumer confidence, declines in economic growth, uncertainty in the markets, geo-political and economic stability resulting from the ongoing Russia-Ukraine war, the war between Israel and Hamas, tensions in U.S.-China relations, and the aftermath of the COVID-19 pandemic. The severity and duration of the impact of these events and conditions on our business cannot be predicted and may not be fully reflected in our results of operations until future periods. If economic uncertainty continues or increases, or if the global economy worsens, our business, financial condition, and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events and conditions on our business, financial condition, and operating results, see the section titled “Risk Factors” included in this Quarterly Report.

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

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of September 30, 2023, a Cobalt Success Payment had not been triggered.

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

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of September 30, 2023, a Harvard Success Payment had not been triggered.

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

Research and development expenses consist of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation, external research and development expenses incurred under arrangements with third parties, including contract development and manufacturing organization (CDMO) manufacturing costs (including pass-through costs) and clinical trial costs, costs for laboratory supplies, costs to acquire and license technologies aligned with our goal of translating engineered cells to medicines, and facility expenses, including rent, depreciation, and allocated overhead costs. The timing and amount of costs to acquire and license technologies in the future cannot be reliably estimated and may fluctuate from quarter to quarter and year to year.

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

Research and development activities account for a significant portion of our operating expenses. As a result of our strategic repositioning in October 2023, we anticipate that our research and development expenses will decline in 2024, excluding one-time items, and likely increase over the longer term from the 2024 level if our clinical trials are successful and if we expand our research and development efforts. Cost increases would be driven in large part by advancing our current and future product candidates through clinical trials; identifying additional product candidates; establishing internal and external manufacturing capabilities; advancing preclinical development of our current and future product candidates; advancing and expanding the capabilities of our ex vivo and in vivo cell engineering platforms; acquiring and licensing technologies aligned with our ambition of translating engineered cells to medicines; seeking regulatory approval of our current and future product candidates; and increasing our workforce to support our expanded research and development operations. A change in the outcome of any of these factors could result in a significant change in the costs and timing associated with the development of our product candidates.

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

General and administrative

General and administrative expenses consist of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation for our employees in finance, legal, executive, human resources, and information technology functions, legal and consulting fees, insurance fees, and facility costs not otherwise included in research and development expenses. Legal fees include those related to corporate and patent matters. Included in general and administrative expenses for the three and nine months ended September 30, 2023 were costs incurred for the early termination of our lease in Fremont, California (Fremont lease). Included in general and administrative expenses for the nine months ended September 30, 2022 was the write-off of construction in progress costs incurred in connection with our previously planned manufacturing facility in Fremont, California (Fremont facility), which will be replaced by our facility in Bothell, Washington (Bothell facility).

As a result of our strategic repositioning in October 2023, we anticipate that our general and administrative expenses will decline in 2024, excluding one-time items, and likely increase over the longer term from the 2024 level to support potential expanded research and development activities.

Results of operations

Comparison of the three and nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$65,613	$76,735	$(11,122)	$205,823	$221,964	$(16,141)
Research and development related success payments and contingent consideration	(82,615)	(6,062)	(76,553)	(55,816)	(79,428)	23,612
General and administrative	19,183	15,514	3,669	52,515	48,240	4,275
Total operating expenses	2,181	86,187	(84,006)	202,522	190,776	11,746
Loss from operations	(2,181)	(86,187)	84,006	(202,522)	(190,776)	(11,746)
Interest income, net	2,862	1,173	1,689	7,212	2,149	5,063
Other income (expense), net	303	(106)	409	172	(406)	578
Net income (loss)	$984	$(85,120)	$86,104	$(195,138)	$(189,033)	$(6,105)

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Research, development, and laboratory	$14,924	$20,080	$(5,156)
Personnel	27,083	30,950	(3,867)
Third-party manufacturing	5,374	7,845	(2,471)
Facility and other allocated expenses	16,529	16,286	243
Other	1,703	1,574	129
Total research and development expense	$65,613	$76,735	$(11,122)

Research and development expense was $65.6 million and $76.7 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $11.1 million was primarily due to:

•
a net decrease of $5.2 million in research, development, and laboratory costs due to a decline in laboratory and other research costs associated with lower research and development headcount, partially offset by an increase in clinical development costs;
•
a decrease of $3.9 million in personnel-related expenses; and
•
a decrease of $2.5 million in third-party manufacturing costs for CDMOs.

The following table summarizes the components of our research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Research, development, and laboratory	$47,423	$54,314	$(6,891)
Third-party manufacturing	15,234	20,941	(5,707)
Acquisition and licensing of technology	806	6,406	(5,600)
Personnel	87,133	89,077	(1,944)
Facility and other allocated expenses	50,469	47,441	3,028
Other	4,758	3,785	973
Total research and development expense	$205,823	$221,964	$(16,141)

Research and development expense was $205.8 million and $222.0 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $16.2 million was primarily due to:

•
a net decrease of $6.9 million in research, development, and laboratory costs due to a decline in laboratory and other research costs associated with lower research and development headcount, partially offset by an increase in clinical development costs;
•
a decrease of $5.7 million in third-party manufacturing costs for CDMOs;
•
a decrease of $5.6 million primarily related to costs incurred for licensing technology for our CD22 and BCMA programs in the first quarter of 2022; and
•
a decrease of $1.9 million in personnel-related expenses.

These decreases were partially offset by an increase of $3.0 million in facility costs due to non-cash lease costs for the Bothell facility and depreciation, partially offset by the reclassification of costs for the Fremont facility to general and administrative expense.

Research and development related success payments and contingent consideration

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the periods presented:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Cobalt success payment	$(21,998)	$2,439	$(24,437)
Harvard success payments	(2,039)	(246)	(1,793)
Contingent consideration	(58,578)	(8,255)	(50,323)
Total research and development related success payments and contingent consideration	$(82,615)	$(6,062)	$(76,553)

The gain related to the change in the estimated fair value of our Cobalt Success Payment was $22.0 million for the three months ended September 30, 2023, compared to an expense of $2.4 million for the same period in 2022. The changes in value were due to changes in our market capitalization and the reduction of our near-term investment in our fusogen programs. The gains related to the change in the estimated fair value of our Harvard Success Payments were $2.0 million for the three months ended September 30, 2023, compared to $0.2 million for the same period in 2022. The changes in value were primarily due to changes in our common stock price during the relevant periods. The gains related to the change in the estimated fair value of our Cobalt Contingent Consideration were $58.6 million for the three months ended September 30, 2023, compared to $8.3 million for the same period in 2022. The changes in value were due to the reduction of our near-term investment in our fusogen programs, including delaying the IND for SG299, which impacted the timing and probability of the achievement of milestones.

The following table summarizes the gains associated with research and development related success payments and contingent consideration for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Cobalt success payment	$(8,253)	$(56,457)	$48,204
Harvard success payments	(340)	(10,358)	10,018
Contingent consideration	(47,223)	(12,613)	(34,610)
Total research and development related success payments and contingent consideration	$(55,816)	$(79,428)	$23,612

The gains related to the change in the estimated fair value of our Cobalt Success Payment were $8.3 million for the nine months ended September 30, 2023, compared to $56.5 million for the same period in 2022. The changes in value were primarily due to changes in our market capitalization during the relevant periods and the reduction of our near-term investment in our fusogen programs. The gains related to the change in the estimated fair value of our Harvard Success Payments were $0.3 million for the nine months ended September 30, 2023, compared to $10.4 million for the same period in 2022. The changes in value were primarily due to changes in our common stock price during the relevant periods. The gains related to the change in the estimated fair value of our Cobalt Contingent Consideration were $47.2 million for the nine months ended September 30, 2023, compared to $12.6 million for the same period in 2022. The changes in value were due to the reduction of our near-term investment in our fusogen programs, including delaying the IND for SG299 which impacted the timing and probability of the achievement of milestones.

General and administrative expenses

General and administrative expenses were $19.2 million and $52.5 million for the three and nine months ended September 30, 2023, respectively, compared to $15.5 million and $48.2 million for the same periods in 2022.

The increase of $3.7 million for the three months ended September 30, 2023 was primarily due to a loss on termination of lease of $2.7 million associated with the Fremont facility and an increase of $1.8 million in patent and other legal fees. These increases were partially offset by a decrease of $0.6 million in insurance costs.

The increase of $4.3 million for the nine months ended September 30, 2023 was primarily due to an increase of $3.4 million in patent and other legal fees, a loss on termination of lease of $2.7 million associated with the Fremont facility, an increase in non-cash stock-based compensation of $2.0 million, increased operating costs of $1.3 million incurred in connection with the Fremont facility, which were formerly in research and development expense, and an increase in consulting fees of $0.7 million. These increases were partially offset by the write-off of $4.5 million of construction in progress costs in 2022 for the Fremont facility and a decrease of $1.5 million in insurance costs.

Interest income, net

Interest income, net, was $2.9 million and $7.2 million for the three and nine months ended September 30, 2023, respectively, compared to $1.2 million and $2.1 million for the same periods in 2022, respectively, and consisted primarily of interest earned on our cash and marketable securities balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of September 30, 2023, we had $268.6 million in cash, cash equivalents, and marketable securities. To date we have raised an aggregate of approximately $1.4 billion in net proceeds from sales of common stock and private placements of our convertible preferred stock.

In August 2022, we entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which we may offer and sell through Cowen up to $150.0 million in shares of our common stock from time to time in a series of one or more at-the-market equity offerings (collectively, the ATM facility). As of September 30, 2023, we have sold an aggregate of 4.7 million shares of our common stock, resulting in gross proceeds of $29.5 million under the ATM facility. After deducting commissions and expenses, we have raised $27.6 million in net proceeds under the ATM facility as of September 30, 2023.

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
•
our ability to maintain existing, and establish new, strategic collaborations, licensing, or other arrangements, and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreement;
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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(201,623)	$(213,983)
Investing activities	156,702	122,134
Financing activities	29,928	3,852
Net decrease in cash, cash equivalents, and restricted cash	$(14,993)	$(87,997)

Operating activities

During the nine months ended September 30, 2023, net cash used in operating activities was $201.6 million, consisting primarily of net loss of $195.1 million and non-cash adjustments of $14.9 million, offset by the change in net operating assets and liabilities of $8.4 million. The non-cash adjustments of $14.9 million consisted of $27.6 million of non-cash stock-based compensation, gains of $8.6 million and $47.2 million for revaluation of our success payment liabilities and contingent consideration, respectively, and depreciation expense of $13.3 million.

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

Investing activities

During the nine months ended September 30, 2023 and 2022, cash provided by investing activities was $156.7 million and $122.1 million, respectively. For the nine months ended September 30, 2023 and 2022, this consisted of net purchases and maturities of marketable securities of $162.7 million and $138.4 million, respectively, partially offset by purchases of property and equipment of $6.0 million and $16.3 million, respectively.

Financing activities

During the nine months ended September 30, 2023, cash provided by financing activities was $29.9 million, consisting primarily of net proceeds from issuance of common stock. During the nine months ended September 30, 2022, cash provided by financing activities was $3.9 million, consisting primarily of net proceeds from issuance of common stock.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of September 30, 2023:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$24,808	$48,444	$37,236	$97,065	$207,553

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of September 30, 2023 are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 of our 2022 Annual Report for more information about these payment obligations.

We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock, pursuant to the terms and conditions in the Cobalt acquisition agreement, and up to an aggregate of $175.0 million in success payments to Harvard, payable in cash. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” in our 2022 Annual Report and Note 4, License and collaboration agreements, to our condensed consolidated financial statements located elsewhere in this Quarterly Report for more information on the success payments. As of September 30, 2023, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain, and therefore any related payments are not included in the table above.

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

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies used in preparation of these condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, are consistent with those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates” in our 2022 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our common stock price.

Interest rate risk

As of September 30, 2023, we had cash, cash equivalents, and restricted cash of $172.3 million, which consisted of bank deposits and money market funds, and also had marketable securities of $100.1 million. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. We had no debt outstanding as of September 30, 2023.

Market capitalization and common stock price sensitivity

We agreed to make a success payment to Cobalt based on our market capitalization payable in cash or stock, and success payments to Harvard based on increases in the per share fair market value of our common stock, payable in cash.

As of September 30, 2023, the estimated aggregate fair value of the success payment liabilities was $12.4 million. For the three and nine months ended September 30, 2023, we recorded gains of $24.0 million and $8.6 million, respectively, related to the aggregate change in the estimated fair value of our success payment liabilities.

Changes in our market capitalization and the fair value of our common stock as of each balance sheet date may result in a relatively large change in the estimated valuation of the success payment liabilities and resulting expense or gain. For example, for the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization as of September 30, 2023 from $0.8 billion to $0.9 billion would have decreased the gain recorded in the three months ended September 30, 2023 by $2.6 million to $19.4 million. A hypothetical 20% decrease in our market capitalization from $0.8 billion to $0.6 billion would have increased the gain recorded in the three months ended September 30, 2023 by $2.6 million to $24.6 million. For the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price as of September 30, 2023 from $3.87 per share to $4.64 per share would have decreased the gain recorded in the three months ended September 30, 2023 by $0.6 million to $1.5 million. A hypothetical 20% decrease in the common stock price from $3.87 per share to $3.10 per share would have increased the gain recorded in three months ended September 30, 2023 by $0.5 million to $2.5 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
The manufacture of our product candidates is complex. We or our contract development and manufacturing organizations (CDMOs) may encounter difficulties in production, which could delay or entirely halt our or their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.
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

Preclinical and clinical testing of product candidates is inherently unpredictable and may lead to unexpected results, in particular when such product candidates are based on novel technologies. For example, we have not tested our cell engineering platforms on all pluripotent and differentiated cell types or in all microenvironments, and results from one cell type or microenvironment may not translate into other cell types or microenvironments. In addition, our current gene editing approaches rely on novel gene editing reagents that may have unanticipated or undesirable effects or prove to be less effective than we expect. Also, we are in the early stages of testing product candidates developed using our cell engineering platforms in humans, and most of our current data are limited to animal models and preclinical cell lines and assays, which may not accurately predict the safety and efficacy of our product candidates in humans. We may encounter significant challenges creating appropriate models and assays for evaluating the safety and purity of our product candidates and may not be able to provide sufficient data or other evidence, to the satisfaction of regulatory authorities, that certain unexpected results observed in preclinical and clinical testing of our product candidates are not indicative of the potential safety issues of such product candidates. In addition, we may use manufacturing reagents and materials across various programs and initiatives. Certain reagents and materials may be novel and have unknown or unanticipated effects, including with respect to a product candidate’s safety, efficacy, or manufacturability. Any unanticipated or adverse effects related or attributed to such reagents or materials could affect all the programs and initiatives in which they are used, and result in delays and harm our ability to timely and successfully progress our product candidates through preclinical and clinical development.

We may develop program plans and timelines for certain product candidates based on our experience with such product candidates in different indications or with other product candidates that incorporate or were developed with the same technologies based on our expectation that such product candidates will perform and act similarly. However, our product candidates may reveal unexpected, important differences, including with respect to safety or otherwise, when developed in different indications or as compared to such other product candidates, including differences that may require changes to the manufacturing process or clinical development plan that require additional time and resources beyond what we initially anticipated. Any such occurrence could require us to adjust or alter our development plans, which could delay, harm, or prevent our ability to develop and commercialize such product candidates.

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

Given the novelty of our technologies, we intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates. However, due to a lack of experience with similar therapeutics or delivery methods, the regulatory pathway with the FDA and comparable foreign regulatory authorities may be more complex, time-consuming, and unpredictable relative to more well-known therapeutics. For example, even if we obtain human data to support continued evaluation and approval of our product candidates, the FDA or comparable foreign regulatory authorities may lack experience in evaluating the safety and efficacy of therapeutics similar to our product candidates or may scrutinize such data more closely than data generated from more established types of biological products. In addition, given that there are no approved PSC- or donor-derived cell therapy products on the market, the FDA and comparable foreign regulatory authorities have not established consistent standards by which to evaluate the safety of such products, and any such standards that they do establish may subsequently change. Moreover, the FDA remains focused on potential safety issues associated with gene and cell therapy products, and as the number of new gene and cell therapy product candidates submitted for FDA review has increased in recent years, the number of clinical holds imposed by the FDA has also increased. For example, the FDA has placed clinical holds on certain product candidates pending further evaluation of genomic abnormalities detected in as few as a single patient following administration of such product candidates. We cannot be certain that the FDA or comparable foreign regulatory authorities will determine that the potential safety risks associated with our product candidates outweigh the potential therapeutic benefits, and that they will allow us to commence clinical trials of such product candidates in a timely manner, or at all, or to continue such clinical trials once they have commenced. If we become subject to a clinical hold with respect to any of our product candidates due to a potential safety issue, we cannot guarantee that we will be able to provide the applicable regulatory authority with sufficient data or other evidence regarding the safety profile of such product candidate such that we will be able to commence or resume clinical development of such product candidates in a timely manner or at all. Any such event could delay clinical development of such product candidate, including in other indications, or our other product candidates, increase our expected development costs, increase the length of the regulatory review process, and delay or prevent commercialization of our product candidates. In addition, the evaluation process for our product candidates will take time and resources and may require independent third-party analyses, and our product candidates may ultimately not be accepted or approved by the FDA or comparable foreign regulatory authorities. As such, even if we are successful in building our pipeline of product candidates from our ex vivo and in vivo cell engineering platforms, we cannot be certain that such efforts will lead to the development of approvable or marketable products, either alone or in combination with other therapies.

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

If we experience issues or delays with respect to any one or more of these factors, we could experience significant delays or be unable to successfully develop and commercialize our product candidates, which would materially adversely affect our business, financial condition, and results of operations.

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

For example, in November 2022, we underwent a portfolio prioritization and corporate restructuring designed to optimize development of our programs at or nearing clinical development, to continue investments in our core research platforms and innovation, and to maintain a strong balance sheet. As part of this restructuring, we halted further investment in our ex vivo cell engineering program focused on replacing damaged heart cells (the Cardiac Program), which we had been developing since we acquired Cytocardia, Inc., a privately held early-stage biotechnology company, in November 2019. As a result, we will not realize the full extent of the benefits from this program that we anticipated at the time of the acquisition.

Additionally, in October 2023, we underwent a strategic repositioning pursuant to which we updated our portfolio to increase our focus on our ex vivo cell therapy product candidates and reduce our near-term investment in our fusogen platform. As part of this reduction, we shifted our focus on fusogen to research activities. We expect to encounter increased costs and difficulties if and when we expand preclinical development and initiate clinical development for product candidates derived from our fusogen platform, including those related to scaling up and driving forward clinical development and manufacturing activities. As a result, there is increased risk that the benefits we expected from the fusogen platform at the time of the Cobalt acquisition may be more expensive and difficult to obtain or may not occur at all.

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

Our success depends upon the continued contributions of our key management, scientific, and technical personnel, many of whom have been instrumental for us and have substantial experience with our cell engineering platforms and their underlying technologies and related product candidates. Given the specialized nature of our ex vivo and in vivo cell engineering technologies and the fact that we are operating in novel and emerging fields, there is an inherent scarcity of personnel with the requisite experience to fill the roles across our organization. As we continue developing our product candidates and building our pipeline, we will require personnel with medical, scientific, or technical qualifications and expertise specific to each program. The loss of key management and senior scientists or other personnel could delay our research and development activities. In addition, the loss of key executives could disrupt our operations and our ability to conduct our business. Despite our efforts to retain valuable employees, all of our employees are at-will employees, and members of our management, scientific, and development teams may terminate their employment with us at any time, with or without notice. Moreover, regulations or legislation impacting our workforce, such as the proposed rule published by the Federal Trade Commission (FTC) that would, if issued, generally prohibit employers from imposing non-compete obligations on their employees and require employers to rescind existing non-compete obligations, may lead to increased uncertainty in hiring and competition for talent, and harm our ability to protect our company, including our intellectual property, after termination of employment. If our retention efforts are unsuccessful now or in the future, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business.

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

As part of our November 2022 and October 2023 restructurings, we reduced our then-current headcount by approximately 15% and 29%, respectively. Reductions in our workforce may result in reduced employee morale and negative publicity, which may damage our reputation and make it more difficult for us to retain and motivate our current personnel as well as attract new personnel. These workforce reductions have also caused us to lose institutional knowledge, capabilities, and subject matter expertise and could negatively affect our efforts to obtain and maintain our intellectual property rights in the event we are unable to identify inventions made or identify or recreate the necessary scientific records or data. Any of the foregoing could significantly harm our business and future growth prospects.

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

We continue to invest in building world class capabilities in key areas of manufacturing sciences and operations, including development of our cell engineering platforms, product characterization, and process analytics. Our investments also include scaled research solutions, scaled infrastructure, and novel technologies to improve efficiency, characterization, and scalability of manufacturing, including establishing our internal manufacturing capabilities. However, we have limited experience in managing the manufacturing processes necessary for making cell and gene therapies. We cannot be sure that the manufacturing processes that we use, or the technologies that we incorporate into these processes, will result in viable or scalable yields of ex vivo and in vivo cell engineering product candidates that will have acceptable safety, purity, and potency, or efficacy, profiles and meet market demand.

A key part of our strategy is operating our own manufacturing capabilities, including our own manufacturing facilities. In July 2021, we entered into a long-term lease to establish and operate our own current good manufacturing practices (cGMP) manufacturing facility in Fremont, California (the Fremont facility). In June 2022, we decided to move the site of our planned manufacturing facility from Fremont, California. Accordingly, we entered into a long-term lease to establish and develop our cGMP manufacturing facility in Bothell, Washington (the Bothell facility) and terminated the lease for the Fremont facility in August 2023. We expect that it will take at least several years before we are able to begin manufacturing our product candidates at the Bothell facility, if we are able to do so at all. In addition, in January 2022, we entered into an agreement with the University of Rochester, pursuant to which we have obtained access to manufacturing capabilities within University of Rochester Medical Center’s (URMC) cell-based manufacturing facility (the URMC site) to support manufacturing of product candidates across our portfolio for early-stage clinical trials.

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

We currently rely, and expect we will continue to rely, on CDMOs to manufacture our product candidates for preclinical studies and clinical trials. Moreover, given our decision to move the site of our planned manufacturing facility from the Fremont facility to the Bothell facility, it may take us longer to establish and operationalize our Bothell facility than we originally anticipated, which may delay our ability to begin manufacturing certain of our product candidates internally and extend the period of time during which we must solely rely on CDMOs for the manufacture of such product candidates. For example, we may rely on our CDMOs for the potential registration and commercial launch of our first product candidate under our current clinical development timelines, and if there are any delays in our ability to establish and operationalize the Bothell facility, we may be required to rely more heavily on our CDMOs for the potential registrations and commercial launches of additional product candidates as well.

Once we have completed the build-out of the Bothell facility and the URMC site, we may be required to transition manufacturing processes and know-how for certain of our product candidates from our CDMOs to the Bothell facility and the URMC site. To date, we and our CDMOs have limited experience in the technology transfer of manufacturing processes. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to the Bothell facility and the URMC site may require utilization of new or different processes to meet our facility requirements. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We will not know with certainty whether all relevant know-how and data have been adequately incorporated into the manufacturing process being conducted at our facilities until the completion of studies and evaluations intended to demonstrate the comparability of material previously produced by our CDMOs with that generated by our facilities. Similar risks and considerations apply to the initial technology transfer from us to our CDMOs for manufacturing of pre-clinical and clinical supply, as well as between CDMOs in the event we are required to switch to a new CDMO.

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

We experienced rapid growth following our inception in July 2018. However, as described elsewhere in these Risk Factors, we undertook workforce reductions as part of our November 2022 and October 2023 restructurings. These workforce reductions may yield unintended consequences and costs, including difficulty retaining and motivating remaining employees, difficulty attracting and hiring qualified employees, and increased reliance on third parties if needed to support our internal capabilities.

Despite our workforce reductions, if we have success in our initial clinical trials, we expect continued growth in the scope of our operations, particularly if and as we advance our product candidates into and through IND-enabling studies and clinical trials and continue to establish and develop our regulatory, quality, and clinical operations and supply chain logistics and manufacturing. To manage our growth, we have implemented and improved, and plan to continue to implement and improve, our managerial, operational, and financial systems, and continue to recruit and train additional qualified personnel. However, due to our limited financial resources and the complexity of managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train sufficient additional qualified personnel to achieve our business objectives within our desired timelines. The continued expansion of our operations will be costly and may divert our management and business development resources. For example, members of management will have significant added responsibilities in connection with effecting and managing our growth, including identifying, recruiting, integrating, maintaining, and motivating current and future employees, effectively managing our internal development efforts, including the clinical and regulatory (e.g., FDA) review process, while complying with our contractual obligations to third parties, and maintaining and improving our operational, financial, and management controls, reporting systems, and procedures. In addition, as we grow, we may be required to rely more heavily on third-party service providers, which exposes us to risks to which we would not be subject if we performed all work internally, as described elsewhere in these Risk Factors. Our inability to successfully manage our growth could delay the execution of our business plans or disrupt our operations.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs, therapeutic platforms, and product candidates that we identify for specific indications. Additionally, we have contractual commitments under certain of our agreements to use commercially reasonable efforts to develop certain programs and, thus, do not have unilateral discretion to vary from such efforts. In addition, we have contractual commitments to conduct certain development plans, and thus may not have discretion to modify such development plans, including clinical trial designs, without agreement from our partners. As a result, we may forego or delay pursuit of opportunities with other therapeutic platforms or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Additionally, we may be required to invest our resources in a limited number of more advanced programs with higher probabilities of success in the shorter term and, consequently, to reduce our investment in promising earlier stage programs. Such decisions would require us to reduce the breadth and diversity of our product portfolio, which could potentially limit the long-term growth of our pipeline and subject us to greater risk that the failure of any such programs would harm our prospects. Our spending on current and future research and development programs, therapeutic platforms, and product candidates for specific indications may not yield any commercially viable products. For example, as described elsewhere in these Risk Factors, our prior investments in the Cardiac Program may not result in any commercial products or future sales revenue. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

We use human stem cells in our research and development, including induced PSCs (iPSCs) and embryonic stem cells (ESCs), and one or more of our ex vivo cell engineering product candidates may be derived from human stem cells. The use of such cells in our research, or as starting cell lines in the manufacture of one or more of our product candidates, exposes us to numerous risks. These risks include difficulties in securing viable, appropriate, and sufficient stem cells as starting material, recruiting patients for our clinical trials, as well as managing a multitude of global legal and regulatory restrictions on the sourcing and use of these cells. For example, to the extent regulatory requirements differ across jurisdictions, we may face increased difficulty finding cells that meet all applicable jurisdictional requirements, or may be required to develop our product candidates using multiple different types of cells, which could increase the complexity and cost of development. In addition, certain cells may be subject to restrictions regarding the patient populations in which the resulting products can be used, which could limit the applicability and value of our product candidates. Further, in some states, use of embryonic tissue as a source of stem cells is prohibited and many research institutions have adopted policies regarding the ethical use of human embryonic tissue. If these regulations, policies, or restrictions have the effect of limiting the scope of research or other activities we can conduct using stem cells, our ability to develop our ex vivo cell engineering product candidates may be significantly impaired, which could have a material adverse effect on our business.

Additionally, the use of stem cells generally, and ESCs, in particular, has social, legal, and ethical implications. Certain political and religious groups continue to voice opposition to the use of human stem cells in drug research, development, and manufacturing. Adverse publicity due to ethical and social controversies surrounding the use of stem cells could lead to negative public opinion, difficulties enrolling patients in our clinical trials, increased regulation, and stricter policies regarding the use of such cells, which could harm our business and may limit market acceptance of any of our product candidates that may receive regulatory approval. In addition, clinical experience with stem cells, including iPSCs and ESCs, is limited. We are not aware of any products utilizing iPSCs or ESCs as a starting material that have received marketing approval from the FDA or a comparable foreign regulatory authority. Therefore, patients in our clinical trials may experience unexpected side effects, and we may experience unexpected regulatory delays prior to or, if approval were to be granted, after regulatory approval.

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

With the return of employees to our offices and work-related travel, we face an increased productivity risk arising from the potential that they will be exposed to COVID-19 or other infectious diseases while onsite or traveling and will need to take time away from work to recover from any resulting illness.

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

We are required to submit an IND or comparable foreign submission to the FDA or comparable foreign regulatory authorities with respect to each product candidate prior to commencing a clinical trial for such product candidate in the applicable jurisdiction. Although we expect our pipeline to yield additional INDs and plan to submit INDs for each of our product candidates, we may not be able to submit future INDs in accordance with our expected timelines for various reasons, including due to:

•
manufacturing challenges or delays, including due to challenges associated with scaling up our manufacturing processes and developing and validating assays or otherwise meeting applicable regulatory requirements;
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

In addition, such legal and regulatory requirements may change over time, including in a manner that could cause us to incur delays or additional expense in order to comply. For example, the regulatory landscape related to clinical trials in the European Union (EU) recently changed and continues to evolve. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike the EU Clinical Trials Directive, which required a separate clinical trial application (CTA) to be submitted to both the competent national health authority and an independent ethics committee in each EU member state in which the clinical trial will be conducted, the CTR provides for a centralized process. The CTR allows sponsors for multi-center trials to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA assessment procedure has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. The decision of each EU member state is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical studies may proceed. The CTR foresees a three-year transition period. Compliance with the CTR requirements by us and our service providers, such as CROs, may impact our development plans. For example, because the CTR requires coordination of application review and processing across multiple member states, our ability to commence clinical trials in accordance with our timelines could be delayed. Further, as discussed elsewhere in these Risk Factors, the United Kingdom (UK) recently withdrew from the EU, and it is currently unclear to what extent the UK government will seek to align its laws and regulations with those of the EU, including the CTR, which does not apply in the UK. Local requirements in the UK and the EU may diverge in the future, which could impact any UK clinical and development activities we may conduct. In addition, clinical trial submissions in the UK must be separate from those submitted to EU member states, adding further complexity, cost, and potential risk to any clinical and development activity in the UK. Significant political and economic uncertainty remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal from the EU.

If we are unable to satisfy applicable legal or regulatory requirements for an IND or comparable foreign submission, or experience delays in doing so, clinical development of our product candidates may be delayed or we may be unable to execute clinical trials of the applicable product candidate in the relevant jurisdiction. For example, we may decide not to submit an IND or comparable foreign submission in certain jurisdictions due to applicable legal or regulatory requirements in such jurisdiction, including based on future changes to such requirements. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or a comparable foreign submission, we cannot guarantee that such regulatory authorities will not change their requirements in the future, which could require us to make costly changes to and delay the conduct of our clinical trials or require suspension or termination of such trials entirely. In addition, because the manufacturing of our product candidates, including our ex vivo CAR T cell product candidates, is in its early stages and continues to evolve, we expect that manufacturing-related matters such as chemistry, manufacturing, and controls, including product specifications, will be a focus of regulatory review of our INDs or comparable foreign submissions, which may delay our ability to proceed with the relevant clinical trials. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or comparable foreign submissions.

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
•
difficulty in recruiting clinical trial investigators or clinical trial sites of appropriate competencies and experience or in recruiting such investigators or sites due to pre-existing commitments and resource allocation to other clinical trials, including those of our competitors;
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

In addition, the complexity of certain product candidates, the clinical trial design, and the indications for which such product candidates are being developed could negatively affect our ability to successfully execute and complete clinical trials of such product candidates in accordance with our timelines. For example, clinical trials involving certain indications, such as autoimmune diseases, may require the involvement and alignment of medical professionals across various specialties. Additionally, we may evaluate certain of our product candidates in multiple indications, including in oncology and B-cell-mediated autoimmune diseases, and across a broad range of diseases in a single clinical trial. Because these diseases can vary significantly, doing so may introduce additional complexities and challenges with executing our clinical trials, any of which could increase the time and expense required to commence and complete the applicable trial. Further, to the extent we develop our product candidates for multiple indications, the occurrence of any potential safety issues or significant side effects with respect to a particular indication or study could negatively affect the development of such product candidate in all indications. We and third parties involved in our clinical trials may not have sufficient resources to adequately address such complexities in accordance with our timelines or at all. If we experience delays in completing, or are required to terminate, any clinical trial of our product candidates, the commercial prospects of the relevant product candidates will be harmed, and our ability to generate product revenues from these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, delay our ability to obtain regulatory approval for the relevant product candidate, and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates, which may impair our ability to commercialize our product candidates and harm our business and results of operations.

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

Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our product candidates. In addition, because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct at least some of our clinical trials at the same sites as those used by our competitors. Competition with our competitors’ clinical trials may reduce the number and types of patients available to participate in our trials, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Moreover, enrolling patients in clinical trials for diseases for which there is an approved standard of care is challenging, as patients will first receive the applicable standard of care, and many patients who respond positively to the standard of care do not enroll in clinical trials. As a result, the number of eligible patients who have the potential to benefit from our product candidates could be limited, which could extend development timelines or increase costs for our programs. In addition, although patients who fail to respond positively to the standard of care treatment may be eligible for clinical trials of our product candidates, treatment with prior regimens may render our product candidates less effective in clinical trials.

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
•
competition with other sponsors or clinical trials for clinical trial sites or patients;
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

Clinical trials of our product candidates or product candidates developed using our technologies (including those conducted by third parties, such as in the case of ISTs) may not demonstrate that such product candidates or technologies have efficacy and safety profiles necessary to support regulatory approval. Safety or efficacy results for a particular clinical trial, or between different clinical trials of the same product candidate, can vary significantly due to numerous factors, including differences in the size and type of the patient populations, variety of patients and disease types within a trial, changes in and adherence to the clinical trial protocols and trial procedures, and the rate of dropout among clinical trial participants. If the results of clinical trials are inconclusive with respect to the efficacy of our product candidates or those developed using our technologies, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates or technologies, we may experience delays in obtaining marketing approval, or we may not obtain approval at all. Additionally, any safety concerns observed in any clinical trial of one of our product candidates, or those developed using our technologies, in our targeted indications could limit the prospects for regulatory approval of such product candidate in those and other indications or the prospects of other product candidates we may develop that are perceived to have the potential for similar safety concerns.

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

Our product candidates may cause serious adverse, undesirable, or unacceptable side effects, which could cause us or regulatory authorities to interrupt, delay, or halt our future clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities. We do not currently, and in the future may not, have sufficient clinical data or other information to enable us to fully anticipate the side effects of our product candidates. Accordingly, we may observe unexpected side effects or higher levels of expected side effects in clinical trials of our product candidates, including adverse events known to occur in the same classes of therapeutics, such as infusion reaction, cytokine release syndrome, graft-versus-host disease, neurotoxicities, and certain cancers.

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

Our product candidates are considered to be biologics, and the process of manufacturing biologics is complex and requires significant expertise and capital investment, including with respect to the development of advanced manufacturing techniques and process controls. As described elsewhere in these Risk Factors, we have entered a long-term lease to establish a manufacturing facility in Bothell, Washington and have entered into an agreement with URMC pursuant to which we have obtained access to manufacturing capabilities within URMC’s cell-based manufacturing facility. We expect that it will take at least several years before we are able to begin manufacturing our product candidates at the Bothell facility, if at all. We currently rely, and expect to continue to rely, on CDMOs for the manufacture of certain of our product candidates for preclinical and clinical studies. We also anticipate that we will continue to rely on CDMOs for at least some portions of our supply chain following commercialization of any product candidates for which we may receive regulatory approval. Moreover, as described elsewhere in these Risk Factors, given our decision to move our planned manufacturing from the Fremont facility to the Bothell facility, it may take us longer to establish and operationalize our internal manufacturing facility than we originally anticipated. As described elsewhere in these Risk Factors, we expect that we will also be required to transition certain manufacturing processes and know-how, including to our CDMOs and to the Bothell facility and the URMC site, over time, which is a complex process with which we have limited experience. If we experience any delays or issues with the foregoing, our ability to begin manufacturing certain of our product candidates internally could be delayed, and we may need to rely to a greater extent on CDMOs for the manufacture of such product candidates for longer than we currently anticipate.

To date, we and our CDMOs have limited experience in manufacturing of cGMP batches of our product candidates. Our CDMOs and, once we begin to operate the Bothell facility and the URMC site, we, must comply with cGMPs and other complex regulations and guidelines applicable to the manufacturing of biologics for use in clinical trials and, if approved, commercial sale, and any inability or failure to comply with such regulations and guidelines could delay our clinical trials or prevent us from being able to commence clinical testing at all. To date, we have not scaled the manufacturing processes with respect to our product candidates for later-stage clinical trials and commercialization and we and our CDMOs may not have sufficient capacity, resources, or capabilities to scale such manufacturing processes in accordance with our desired timelines or at all. Further, certain of our product candidates may have characteristics that present increased manufacturing complexity and necessitate longer manufacturing timelines. If we are unable to successfully scale the manufacturing process for these product candidates, including in compliance with cGMP quality requirements, or adapt such manufacturing process to meet late-stage development or commercial quality requirements, we may not be able to manufacture sufficient quantities of compliant product candidates, or manufacture them in a timely manner, which would harm our ability to clinically develop and commercialize such product candidates. In addition, the manufacturing of our product candidates, including large-scale manufacturing, may require the development of novel processes for upstream and downstream activities, including analytical technologies, which could cause delays in the scaling of manufacturing, as well as greater costs that could negatively impact the financial viability of our product candidates. We cannot be sure that the manufacturing processes employed by our CDMOs or the technologies that our CDMOs incorporate into our manufacturing processes will result in viable or scalable yields of ex vivo and in vivo cell engineering product candidates that will have acceptable safety, purity, potency, or efficacy profiles and, if approved, meet market demand.

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

We also may make changes to our manufacturing processes at various points during development, and even after commercialization, for various reasons, such as to control costs, achieve scale, decrease processing time, or increase manufacturing success rate. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could result in changes to a product candidate’s characteristics or behavior or cause our product candidates to perform differently and affect the results of any of our then-ongoing or future preclinical studies or clinical trials, or the performance of the product, once commercialized. In certain circumstances, if we make changes to our manufacturing process for a product candidate, regulatory authorities may require us to perform comparability studies and collect additional preclinical or clinical data prior to undertaking additional clinical trials or obtaining marketing approval for or commercializing the product candidate produced with such modified process. For instance, if we make changes to our manufacturing process for a product candidate during the course of preclinical or clinical development, regulatory authorities may require us to demonstrate the comparability of the product used in preclinical studies, earlier clinical phases, or earlier portions of a trial to the product used in later clinical trials or clinical phases or later portions of a trial, as applicable. If at any point we switch to a different CDMO or supplier of reagents or materials used in the manufacturing process for a product candidate, including, for example, in order to ensure sufficient supply for later-stage clinical trials and potential commercialization, we may also be required to perform comparability studies in order to demonstrate comparability of the applicable product candidate, reagent, or material from the prior CDMO or supplier to that from the new CDMO or supplier, and otherwise demonstrate that the relevant product candidate, reagents, or materials meet the applicable specifications. We may be unable to successfully generate comparability data, and even if we are able to generate and provide such data, regulatory authorities may disagree with the design of our comparability studies or otherwise determine that the data are insufficient to support a determination of comparability. Similarly, we may be unable to demonstrate that the relevant materials meet the applicable specifications. In such an event, we may be required to make further changes to our process or undertake additional preclinical or clinical testing, which could result in manufacturing delays and affect our ability to timely dose patients in our clinical trials, which could delay further development or commercialization of such product candidate, or we may be unable to continue development of the applicable product candidate at all.

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

We must obtain suitable donor material from eligible and qualified donors for the manufacture of product candidates from our ex vivo cell engineering platform. We may not be able to obtain sufficient quantities of suitable donor material in a timely manner or at all, including if we are unable to find donors who meet the eligibility criteria or as a result of geo-political, economic, and other factors beyond our control that may prevent individuals from donating blood. If we are unable to obtain sufficient quantities of suitable donor material, or if we are unable to obtain such material in a timely manner, we may experience delays in manufacturing our ex vivo product candidates, which would harm our ability to conduct clinical trials of or to commercialize these product candidates.

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

As we continue to develop and scale our manufacturing processes, we expect that we will need to obtain rights to and supplies of certain materials and equipment to be used as part of those processes. We may not be able to obtain rights to or sufficient quantities of such materials or equipment on commercially reasonable terms, or at all, and our inability to alter our processes in a commercially viable manner to avoid the use of such materials or equipment or find suitable substitutes would have a material adverse effect on our business. Even if we are able to alter our processes so as to use other materials or equipment, such a change may delay our clinical development or commercialization plans. As described elsewhere in these Risk Factors, if such a change occurs for product candidate that is already being tested in clinical trials, the change may require us to perform comparability studies, demonstrate that the new materials or equipment meet applicable specifications, and collect additional data from patients prior to undertaking more advanced clinical trials.

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

A limited number of CDMOs specialize in or have the expertise required to manufacture our product candidates or materials used in their manufacture. Moreover, our CDMOs have limited capacity at their facilities and require commitments to secure availability well in advance of manufacturing any products or other materials. Additionally, we face competition from other biopharmaceutical companies to secure manufacturing availability at these facilities. If the CDMOs on which we rely to manufacture our product candidates and other materials do not have sufficient availability at their facilities to do so in accordance with our timelines or are not otherwise able to meet our expected deadlines, we will experience delays in manufacturing our product candidates or other materials necessary for their manufacture. For example, because we rely on, and may continue to rely on, single CDMOs for certain manufacturing activities across multiple programs, any issues we may experience with such a CDMO, including inability to secure manufacturing capacity as and when needed, could result in manufacturing delays across all such programs and harm our ability to timely and successfully complete clinical trials and commercialization of our product candidates. In addition, as described elsewhere in these Risk Factors, we assess and prioritize our programs on an ongoing basis based on various factors. We may not be able to secure manufacturing capacity for certain programs as and when needed and may be required to prioritize manufacturing activities for certain programs over others, which could lead to manufacturing delays and harm our ability to further develop the relevant product candidates. We may also experience similar capacity constraints and manufacturing delays in the future with respect to any products we may manufacture at the Bothell facility. Further, for each new program or CDMO we engage, or in the case of certain changes to the manufacturing process for a product candidate, the relevant manufacturing process and related know-how must be transferred to the CDMO. This technology transfer is time-consuming and complex. If we are required to switch from an existing CDMO to a new CDMO, including to meet cGMP quality requirements or support process lock or larger-scale manufacturing for later-stage clinical trials or potential commercialization, we will need to conduct additional technology transfer activities, which could result in delays in further development of the applicable product candidate.

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

Reliance on CDMOs entails additional risks to which we would not be subject if we manufactured product candidates ourselves, including those applicable to other third-party service providers, as described elsewhere in these Risk Factors. In particular, such risks include reliance on the CDMO for regulatory compliance and quality control and assurance, including compliance with cGMP requirements and comparable standards relating to methods, facilities, and controls used in the manufacturing, processing, testing, and packing of product candidates, which are intended to ensure that biological products have acceptable safety profiles and that they consistently meet applicable requirements and specifications, and our CDMOs may be unable to satisfy applicable compliance and quality requirements in accordance with our timelines or at all. Additional risks include reliance on the CDMO for volume production, the possibility of breach of or inability to perform its obligations under the manufacturing agreement by the CDMO (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications, failure to properly scale-up manufacturing processes, or failure to deliver sufficient quantities of product candidates in a timely manner), and the possibility of termination or nonrenewal of the agreement by the CDMO at a time that is costly or damaging to us. For example, certain of our CDMOs may be unable to manufacture sufficient supply of our product candidates or materials used in their manufacture, in particular, if and as we implement commercial cGMP practices or scale up manufacturing for later-stage clinical trials and potential commercialization. If we experience any issues with respect to the risks described above, we may be required to seek a replacement CDMO, which could require significant internal resources, delay our ongoing manufacturing activities, and ultimately be unsuccessful. If we were unable to timely find an adequate replacement for our CDMOs or another acceptable solution when needed, our clinical trials could be delayed, or our commercial activities could be harmed. In addition, because we depend on our CDMOs, our suppliers, and other third parties for the manufacture, filling, storage, and distribution of our product candidates, we may be unable to prevent or control manufacturing defects in our products, the use or sale of which could seriously harm our business, financial condition, and results of operations. Issues involving any of the foregoing risks could increase our costs, delay our development timelines, and ultimately lead to a delay in, or failure to obtain, regulatory approval of our product candidates.

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

We have relied upon and plan to continue to rely upon third parties, including service providers such as CROs, independent clinical investigators, and clinical trial sites, to properly and timely execute or support our preclinical studies and clinical trials and related activities, and to monitor and manage data for our ongoing preclinical and clinical programs and we may rely to a greater extent on such outsourced activities following our October 2023 workforce reduction. However, we are only able to control certain aspects of the activities of these third parties to the extent set forth under our contracts with these third parties, and we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards and rules, and our reliance on these third parties does not relieve us of these obligations. With respect to any of our product candidates that may enter clinical development, we and our CROs and other service providers, as well as our clinical trial sites, including principal investigators, are required, and we rely on them, to comply with good clinical practices (GCP) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce GCPs through periodic inspections of clinical trial sponsors and clinical trial sites, including principal investigators. If we or any of our CROs or other service providers, or any clinical trial sites or principal investigators involved in our trials, fail to comply with applicable GCPs, the clinical data generated from these clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP. In addition, to the extent third parties executing or otherwise supporting our clinical trials, including CROs and clinical trial sites, including principal investigators, fail to conduct such clinical trials in accordance with GCP, fail to timely and successfully enroll patients in our clinical trials, or experience significant delays in the execution of our trials, including delays in achieving full enrollment or clinical trial data collection and analysis, we may experience program delays, incur additional costs, or both, which may harm our business. Our clinical trials must also be conducted using product produced in compliance with cGMP regulations, and our failure to do so may require us to repeat clinical trials, which would delay the regulatory approval process for the relevant product candidate.

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

Patents have limited terms, and in many jurisdictions worldwide, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent’s term is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Given the significant amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic therapies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of October 2023 have terms expected to expire on dates ranging from 2028 to 2042, subject to any patent term extensions that may be available. If patents are issued on our patent applications pending as of October 2023, the resulting patents are projected to expire on dates ranging from 2033 to 2044. In addition, although upon issuance in the United States a patent’s term can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may also be available in the United States and in certain other foreign jurisdictions. However, in the United States, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension in the United States does not extend to the full scope of the patent’s claims, but instead only as to the scope of the product as approved. The laws governing analogous patent term extensions in foreign jurisdictions vary widely and many differ from the process in the United States. Additionally, we may not receive a patent term extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. If we are unable to obtain a patent term extension for any particular patent, or the term of any such extension is less than we request, the period during which we will have the right to exclude others from using the patent rights will be shortened. Our competitors may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch a biosimilar product earlier than might otherwise be the case, which could reduce our revenue, possibly materially. In general, if we do not have sufficient patent term to protect our platform technologies and product candidates, our business and results of operations will be adversely affected.

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

Further, our personnel, and those of any third parties involved in our operations, including vendors, service providers, collaborators, contractors, and consultants, may develop and use artificial intelligence technologies in the course of performing work for us, including generative artificial intelligence technologies (GenAI) that have the ability to output new content and information based on user inputs. GenAI has the potential to benefit our business and operations, possibly significantly, including by potentially creating efficiencies and enabling powerful research and development that may otherwise not be possible, and we may be at a competitive disadvantage if we do not or are unable to use GenAI, or only use it for limited purposes. However, use of GenAI in connection with our confidential, proprietary, or otherwise sensitive information, including personal data, may result in leaks, disclosure, or otherwise unauthorized or unintended access to or use of such information, including incorporation of such information into the applicable GenAI system or use of such information to further refine and train the GenAI models. Any such access or use, or any improper or inappropriate use, of GenAI could, for example, reveal trade secrets or other confidential information that may enable third parties to replicate or improve upon our technologies and programs, advance their technologies or programs more rapidly than we do, or otherwise negatively impact the value of, or our ability to obtain or maintain, intellectual property rights. Access to personal data may subject us to risks and potential liability and obligations under applicable data privacy laws, as described elsewhere in these Risk Factors. Further, we may use the output of GenAI in our technologies, programs, and other aspects of our business, and such output could incorporate third party intellectual property, or we may otherwise be unable to own, protect, further develop, or ultimately use such output, which could significantly harm our business to the extent such technologies, programs, or other aspects of our business rely upon such output. Such output may also be false, non-sensical, biased, or otherwise harmful to our operations and business if incorporated therein. Further, our ability to use GenAI or further develop or use its output may depend on access to specific third-party software and infrastructure, such as processing hardware or third-party artificial intelligence models, and we cannot control the availability or pricing of such software and infrastructure, especially in a highly competitive environment. We may also face novel and urgent cybersecurity risks and emerging ethical risks relating to the use of GenAI, which could adversely affect our operations, assets, including intellectual property and data, and reputation, as well as those of any third parties involved in our operations. Use of artificial intelligence technologies in general, and GenAI in particular, in our business could subject us to additional costs and expenses, litigation, regulatory actions and investigations, and other negative consequences. There is significant uncertainty with respect to the nature of the laws and regulations that have been and may in the future be adopted, including how such laws and regulations will be interpreted and applied, both within and outside of the U.S., with respect to the use of artificial intelligence technologies in general, and GenAI in particular, including the ownership of or right to use the output of GenAI. We may need to expend significant resources to modify and maintain our business practices to comply with such laws and regulations and to otherwise ensure appropriate and lawful use of artificial intelligence technologies, including GenAI and its output, in our technologies, programs, and other aspects of our business.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other activities we may engage in relating to our product candidates are subject to extensive regulation. In the United States, marketing approval of biologics requires the submission of a BLA to, and approval of such BLA by, the FDA, before a party can market any product candidate in the United States. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing, and controls. Outside the United States, many comparable foreign regulatory authorities employ similar approval processes. Any issues encountered by such regulatory authorities, including as a result of any prolonged government shutdown, could delay or otherwise negatively impact the development and commercialization of our product candidates. For example, closures of government agencies or staffing shortages or furloughs could increase the time required for interactions with regulatory authorities, including with respect to the review, acceptance, or approval of regulatory applications or other correspondence or submissions related to our product candidates, as well as our patent or other intellectual property applications, and could also result in delays in the interpretation and implementation of important laws and regulations relevant to our business.

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

Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires, beginning in 2026, manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates, first due in 2023, under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and, beginning in 2025, replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. T~~t~~he impact of the IRA on the pharmaceutical industry and our business cannot yet be fully determined, but it is likely to be significant. If we obtain regulatory approval for any of our product candidates, the IRA could substantially and negatively impact the prices we may charge for such products, which could harm our ability to generate revenue and achieve and sustain profitability. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation, which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

Any clinical trial programs, including related regulatory filings, and research collaborations that we engage in outside the United States may implicate international laws and regulations concerning data protection and privacy, including those governing various aspects of clinical research and, in the EU, the General Data Protection Regulation (GDPR). The GDPR imposes obligations in relation to the collection, use, sharing, disclosure, transfer, and other processing of data relating to an identifiable living individual within the European Economic Area (EEA), or “personal data,” including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training, and audit. The GDPR imposes stringent operational requirements for data controllers and data processors of personal data. Among other things, the GDPR requires that detailed notices be provided to clinical trial subjects and investigators, as well as maintenance of certain security levels for personal data and notification of data breaches or security incidents to appropriate data protection authorities or data subjects. Further, as a result of the UK’s withdrawal from the EU effective as of December 31, 2020, we are required to comply with both the GDPR and the GDPR as incorporated into UK national law (UK GDPR) with respect to any clinical trial data generated from the EU and the UK, respectively, which may have differing requirements. We may be subject to diverging requirements under EU member state laws and UK law, such as whether consent can be used as the legal basis for processing of clinical trial data and the roles, responsibilities, and liabilities and respective data protection obligations as between CROs, clinical trial sites, and sponsors. As these laws develop and the rules diverge, we may need to make operational changes to adapt, which could increase our costs and adversely affect our business.

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

We have a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through private placements of our convertible preferred stock and, more recently, through our initial public offering (IPO). We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $195.1 million and $189.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $1.2 billion, which includes cumulative non-cash charges related to the revaluation of our success payment liabilities and contingent consideration of $10.0 million and $51.9 million, respectively. Our losses have resulted principally from expenses incurred for the research and development of our ex vivo and in vivo cell engineering platforms, management and administrative costs, and other expenses incurred while building our business infrastructure.

We expect our operating losses and expenses will decline in 2024, excluding one-time items, as a result of our strategic repositioning in October 2023, and likely increase over the longer term from the 2024 level if our clinical trials are successful, and if we expand our research and development efforts. Our operating losses and expenses are, and will in the future likely be, driven by our ongoing operations and our potential future expanded operations, including if and as we:

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

As of September 30, 2023, we had $268.6 million in cash, cash equivalents, and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. Furthermore, we hold significant balances of cash and cash equivalents, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2022, we entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which we may offer and sell through Cowen shares of our common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of September 30, 2023, we had raised $27.6 million in net proceeds under the ATM facility. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

Our ability to raise additional funds will depend on financial, economic, geo-political, and market conditions and other factors over which we may have no or limited control. Market volatility, including as a result of recent bank failures, including Silicon Valley Bank (SVB) and Signature Bank (Signature), and measures taken in response thereto, and the resulting impact on the broader banking sector, geo-political and economic instability resulting from the recent escalation in conflict between Russia and Ukraine, the war between Israel and Hamas, tensions in US-China relations, and the aftermath of the COVID-19 pandemic, or other factors, could also adversely impact our ability to access capital as and when needed. Additional funds may not be available when we need them, on terms and at a cost that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or on terms and at a cost that are acceptable to us, we could be required to:

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

For example, as described elsewhere in these Risk Factors, we implemented the October 2023 strategic repositioning and associated workforce reduction in order to focus our resources on our ex vivo cell therapy product candidates, and correspondingly, reduce our near-term investment in our fusogen platform, which involves shifting our focus on fusogen to research activities. We will require additional funding and other resources in order to expand preclinical development and initiate clinical development for product candidates derived from our fusogen platform.

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

We agreed to make success payments, payable in cash, pursuant to our license agreement with Harvard and contingent consideration and success payments, payable in cash or stock, pursuant to our acquisition agreement with Cobalt. Pursuant to the terms of our license agreement with Harvard, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of September 30, 2023, a Harvard Success Payment had not been triggered. See Note 4, License and collaboration agreements to our consolidated financial statements included elsewhere in this Quarterly Report for more details on the various per share common stock values that trigger a Harvard Success Payment.

In connection with the Cobalt acquisition, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain pre-defined development milestones and a success payment (Cobalt Success Payment) of $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a BLA or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of September 30, 2023, a Cobalt Success Payment had not been triggered. See Note 3, Acquisitions, to our consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date.

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

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our balance sheets. Under United States generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development-related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment and contingent consideration liabilities may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements. For example, as of September 30, 2023 and December 31, 2022, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was $12.4 million and $21.0 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $103.2 million and $150.4 million, respectively.

For the three months ended September 30, 2023, we recorded gains of $22.0 million and $2.0 million, respectively, related to the aggregate change in the estimated fair value of the Cobalt Success Payment and Harvard Success Payment liabilities. For the three months ended September 30, 2023, we recorded a gain of $58.6 million related to the change in the estimated fair value of the Cobalt Contingent Consideration. We have incurred net losses since our inception and expect to continue to incur net losses for the foreseeable future. It is possible that future fluctuations in the price of our common stock and market capitalization and the resulting change in the estimated fair value of our success payment liabilities could lead us to record net income in a future period despite us incurring operating losses and negative cash flows during such period. Alternatively, significant stock appreciation during a future period could lead to a significant increase in our recorded GAAP net loss.

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

With the proliferation of new drugs and therapies for our target indications, and as new technologies become available, we expect to face increasingly intense competition. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Any product candidates that we successfully develop and are able to commercialize, including those for the treatment of various cancers, B-cell-mediated autoimmune diseases, and type 1 diabetes, will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of and rapid technological changes in the biotechnology and pharmaceutical industries could render our product candidates or our technologies obsolete, less competitive, or uneconomical. Our competitors may, among other things:

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

As of September 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, beneficially owned, in the aggregate, approximately 62% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interests.

Future sales of our common stock in the public market could cause our common stock price to fall.

Our common stock price could decline as a result of sales or distributions of a large number of shares of common stock or the perception that these sales or distributions could occur. These transactions involving a large number of shares of our common stock, or the possibility that these transactions may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of September 30, 2023, 197.1 million shares of our common stock were outstanding. Substantially all shares of common stock sold in our IPO (excluding any shares sold to our directors or officers in the directed share program) are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (Securities Act), unless held by our “affiliates” as defined in Rule 144 under the Securities Act. In addition, all shares of common stock sold in the ATM facility are freely tradable without restriction or further registration under the Securities Act, unless held by our “affiliates” as defined in Rule 144 under the Securities Act. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, as well as Rules 144 and 701 under the Securities Act. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Accordingly, these shares may be sold in the public market upon issuance. In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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
•
general political and economic conditions both within and outside the United States, including changes in interest rates, rising inflation, geo-political and economic instability resulting from the recent escalation in conflict between Russia and Ukraine, the war between Israel and Hamas, tensions in US-China relations, and economic and tax policies announced by foreign countries; and
•
other events or factors, many of which are beyond our control.

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

Concerns about inflation, interest rates, energy costs, geo-political issues, the United States mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in investment in industries perceived as complex or higher risk, such as biotechnology, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments, and continued unstable or unpredictable economic and market conditions, including as a result of a prolonged government shutdown, or the perception or possibility that such a shutdown may occur. Recently, the closures of SVB and Signature and their placement into receivership with the Federal Deposit Insurance Corporation created bank-specific and broader financial institution liquidity risk and concerns. Although government intervention ultimately provided depositors at SVB and Signature with access to their funds, adverse developments with respect to specific financial institutions or the broader financial services industry that have occurred or may occur in the future may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur, and we cannot predict the impact or follow-on effects of these insolvencies more broadly or on our business in particular. Further, there is no guarantee that the government will intervene to provide depositors with access to funds if similar events occur in the future. If other banks and financial institutions with which we have commercial relationships enter receivership or become insolvent in the future, our ability to access our existing cash, cash equivalents, and investments may be threatened, which could adversely affect our business and financial condition.

Given the depth and breadth of our portfolio, we assess and prioritize our programs on an ongoing basis based on various factors, including internal and external opportunities and constraints, which may result in our decision to advance certain programs ahead or instead of others. Given the volatility in our stock price and the increased difficulty in accessing global credit markets and raising capital due to the market and economic conditions described above, we have adjusted our pipeline prioritization strategy and resource allocation in order to enable the success of our most advanced product candidates. In particular, we have gated investment in our programs, with future investment dependent on our achievement of certain milestones. Even if our programs achieve the required milestones, development and potential commercialization of our product candidates may be delayed, which could harm our competitive position. In order to manage resource constraints, we may be required to make decisions regarding how to prioritize our programs based on limited data. As a result, we may be required to delay or halt the development of potentially promising earlier stage programs to focus our resources on a limited number of more advanced programs with higher probabilities of success in the shorter term. Such decisions would reduce the breadth and diversity of our portfolio and investments therein, potentially limit the long-term growth of our pipeline, and increase the risk and extent of the negative impact on our business if such programs are not successful.

In addition, if any of the events described occur, or if the market and economic conditions described above continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price. As a result, we may be required to further adjust our pipeline prioritization strategy and resource allocation in order to extend our cash runway and enable the success of certain of our product candidates, which may require that we make adjustments based on limited information and slow or stop the development of certain product candidates. Additionally, rising rates of inflation have increased the costs associated with conducting our business, including by causing substantial increases in the costs of materials, including raw materials and consumables, equipment, services, and labor. Given that we do not currently generate revenue from sales of any of our product candidates, we do not have an ability to offset these increases in our costs. Moreover, given the unpredictable nature of the current economic climate, including future changes in rates of inflation, it may be increasingly difficult for us to predict and control our future expenses, which may harm our ability to conduct our business.

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

We are subject to export control and import laws and regulations, including the United States Export Administration Regulations, United States Customs regulations, various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Controls, the United States Foreign Corrupt Practices Act of 1977, as amended (FCPA), the United States domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. International trade, tariff, and import/export laws and regulations may require us to obtain licenses or permits in order to complete certain activities necessary for the research, manufacture, and development of our product candidates. Moreover, we expect such laws and regulations, along with associated guidance and interpretations, to evolve over time in ways that may impact various aspects of our business. The process for obtaining any necessary licenses or permits may be lengthy and time-consuming, and if we are not able to obtain any such licenses or permits in a timely manner, we may experience delays in our ability to manufacture, develop, and commercialize our product candidates. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, collaborators, and other third parties from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell products, if any, for which we receive regulatory approval outside the United States, to conduct clinical trials, or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. In the ordinary course of our business, we may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We may be held liable for the corrupt or other illegal activities of our employees, agents, contractors, collaborators, and other third parties, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

Because a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the UK. In general, the EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain. However, these rules may diverge from the EU rules over time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended September 30, 2023.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 8, 2021).

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252061), filed with the SEC on January 28, 2021).

10.1	Amendment No. 3 to Patents Sub-License Agreement by and between the Company and La Societe Pulsalys, dated as of July 31, 2023.

31.1*+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SANA BIOTECHNOLOGY, INC.

Date: November 8, 2023	By:	/s/ Steven D. Harr, M.D.
Steven D. Harr, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Nathan Hardy
Nathan Hardy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)