Form 10-K
period 2023-12-31
Sana Biotechnology, Inc.
filed 2024-02-29
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $0.6 billion, based on the closing price of the Registrant’s common stock on the Nasdaq Global Select Market on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter. Shares of the Registrant’s common stock held by each officer and director and stockholders that the Registrant has concluded are affiliates of the Registrant have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not a determination for other purposes.

As of February 22, 2024, the Registrant had 220,447,557 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders (Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K (Annual Report) where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

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
•
our expectations with regard to our preclinical studies, clinical trials, and research and development programs, including the impact, timing, and availability of data from such studies and trials;
•
the timing of commencement and advancement of future preclinical studies, clinical trials, and research and development programs;
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

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events, our business, the industry in which we operate, and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur in a timely manner or at all. You should refer to the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Other sections of this Annual Report may include additional factors that could harm our business and financial performance. New risk factors may emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you should not unduly rely upon these statements.

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
•
We may not realize the benefits of technologies that we have acquired or in-licensed or will acquire or in-license in the future. We may also fail to enter into new strategic relationships or may not realize the benefits of any strategic relationships that we have entered into. The occurrence of any of the foregoing could materially adversely affect our business, financial condition, commercialization prospects, and results of operations.
•
Our ability to develop our cell engineering platforms and product candidates and our future growth depend on retaining our key personnel and recruiting additional qualified personnel.
•
We may encounter difficulties in managing our growth if and as we expand our operations, including our development and regulatory capabilities, which could disrupt our operations and otherwise harm our business.
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
•
Preclinical testing of our product candidates may be delayed or otherwise unsuccessful, which would harm our ability to commence and successfully complete clinical trials of, and ultimately commercialize, such product candidates.
•
Clinical drug development is a lengthy and expensive process with uncertain timelines and outcomes. If clinical trials of any of our product candidates are prolonged or delayed, or need to be terminated, we may be unable to obtain required regulatory approvals and commercialize such product candidates on a timely basis or at all.
•
Clinical trials may fail to demonstrate that our product candidates, including any future product candidates, or technologies used in or used to develop such product candidates, meet the FDA's or a comparable foreign regulatory authority's requirements with respect to safety, purity, and potency, or efficacy, which would prevent, delay, or limit the scope of regulatory approval and commercialization of such product candidates.
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
•
We rely, and expect to continue to rely, on third parties to perform certain activities, including research and preclinical studies, manufacture of our product candidates and materials used in the manufacturing of our product candidates, and the conduct of various aspects of our clinical trials. Any failure of such third parties to perform their obligations to us, including in accordance with our timelines or applicable regulatory requirements, could materially harm our business.
•
Our success depends on our ability to protect our intellectual property rights and proprietary technologies, and we may not be able to protect our intellectual property rights throughout the world.
•
We depend on intellectual property licensed from third parties. If we breach our obligations under the applicable license agreements or if any of these agreements is terminated, we may be required to pay damages, lose our rights to such intellectual property and technology, or both, which would harm our business.
•
Our internal computer systems, or those used by third parties involved in our operations, such as research institution collaborators, clinical research organizations (CROs), CDMOs, and other service providers, contractors, or consultants, may fail or suffer security breaches or incidents.
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
•
We or the third parties upon whom we depend may be adversely affected by natural disasters, public health epidemics, telecommunications or electrical failures, geo-political actions, including war and terrorism, political and economic instability, and other events beyond our control, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
•
Market and economic conditions may negatively impact our business, financial condition, and share price.

PART I

Item 1. Business.

Overview

We were founded on the belief that engineered cells will be one of the most important transformations in medicine over the next several decades. The burden of diseases that can be addressed at their root cause through engineered cells is significant. We view engineered cells as having the potential to be as therapeutically disruptive as biologic drugs to clinical practice. Key to making this vision a reality will be finding consistent and scalable means of manufacturing cell-based medicines, and we have invested significantly in our hypoimmune (HIP) platform technology, which we refer to as our HIP platform, with the twin goals of using allogeneic cells that evade immune detection in patients and that we can manufacture at scale. We are developing cell engineering programs to revolutionize treatment across a broad array of therapeutic areas with unmet treatment needs, including oncology, diabetes, B-cell-mediated autoimmune, and central nervous system (CNS) disorders, among others.

We currently have four clinical trials that are ongoing, or that we expect to commence in the near-term, evaluating our product candidates, or product candidates developed using our technologies, across seven diseases in multiple therapeutic areas, including B-cell malignancies, B-cell-mediated autoimmune disease, and type 1 diabetes (T1D), as described below.

•
ARDENT is an ongoing Phase 1 clinical trial evaluating SC291, our hypoimmune-modified CD19 targeted allogeneic chimeric antigen receptor (CAR) T program, in B-cell malignancies, including non-Hodgkin’s lymphoma (NHL) and chronic lymphoblastic leukemia (CLL);
•
GLEAM is a Phase 1 clinical trial evaluating SC291 in patients with lupus nephritis (LN), extrarenal lupus (ERL), and antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis;
•
VIVID is a Phase 1 clinical trial evaluating SC262, our hypoimmune-modified CD22 CAR T program, in patients with relapsed and/or refractory B-cell malignancies who have received prior CD19 CAR T therapy; and
•
Investigator-sponsored first-in-human study (IST) evaluating UP421, an allogeneic, primary islet cell therapy engineered with our HIP technology, in patients with type 1 diabetes mellitus.

In January 2024, we disclosed initial interim clinical data from the ARDENT trial. As of January 5, 2024, the cut-off date for our early interim analysis, six patients had been dosed with SC291 and four patients were evaluable (defined as patients dosed with SC291 who had at least one disease assessment), of whom three were dosed with 60M CAR T cells (Dose Level 1) and the other was dosed with 120M CAR T cells (Dose Level 2). With respect to the four evaluable patients at these two dose levels, we observed no dose limiting toxicities, no SC291-related serious adverse events, and no incidences of graft versus host disease (GvHD). We also observed no cytokine release syndrome (CRS) or immune effector cell-associated neurotoxicity syndrome (ICANS) of any grade or any infections of Grade 3 or higher. Additionally, we observed at least a partial response in three of the patients, including ongoing complete responses in one patient from Dose Level 1 after three months and the patient from Dose Level 2 after two months.

The SC291 drug product contains CAR T cells that are fully edited hypoimmune cells, which we describe as HIP-edited CAR-T cells, along with partially edited cells, which we describe as non-HIP CAR T cells. In vitro testing showed evidence that blood and immune cells from each of the four evaluable patients had mounted an immune response to the non-HIP CAR T cells but not to the HIP-edited CAR T cells. Specifically, HIP-edited CAR T cells from the drug product were not rejected by the innate immune response mediated by the patient’s natural killer (NK) cells, nor did the patients have T cell or antibody responses that recognized these cells. In contrast, we observed immune responses against the non-HIP CAR T cells in the drug product.

Importantly, this evidence suggests that the patients had an intact immune system capable of recognizing allogeneic cells and that the HIP CAR T cells were able to evade these responses. These results were consistent across all four evaluable patients and provide early support for the idea that the immune evasion profile of our HIP gene edits in multiple pre-clinical models may translate into human subjects. We believe this observation supports further dose escalation and dose expansion in the ARDENT trial and broader application of our HIP technology in allogeneic cell therapies in other indications. We are continuing to enroll and dose patients in the ARDENT trial and expect to share additional data in 2024.

We seek to overcome several existing limitations of gene and cell therapy through our ex vivo and in vivo cell engineering platforms, both of which may facilitate the development of therapies that can transform the lives of patients by repairing cells in the body when possible and replacing them when needed. For ex vivo therapies, when diseased cells are damaged or missing entirely and an effective therapy needs to replace the entire cell, a successful therapeutic requires large-scale manufacturing of cells that engraft, function, and persist in the body. Of these, we view cell persistence as the greatest current limitation to dramatically expanding the impact of this class of therapeutics, and in particular, overcoming the barrier of immune rejection of transplanted allogeneic cells. We believe that product candidates developed with our ex vivo cell engineering platform, which uses hypoimmune-modified allogeneic cells that can “hide” from the patient’s immune system, can address this fundamental limitation and unlock a wave of disruptive therapeutics. For in vivo therapies that aim to repair and control genes in the body, a successful product candidate requires both gene modification and in vivo delivery of the therapeutic payload. Of these, we view effective in vivo delivery as the greatest current limitation to dramatically expanding the impact of this class of therapeutics. To this end, our initial focus is on cell-specific delivery of genetic payloads.

Based upon early clinical as well as extensive preclinical data from our HIP platform, we announced in October 2023 our decision to increase our focus on our ex vivo cell therapy product candidates. We expect to focus a meaningful portion of our research and development resources and activities for at least the next several years on advancing HIP-modified ex vivo manufactured cells as therapeutics.

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
•
Leading Scientists. We believe that in order to successfully develop engineered cells as medicines, significant investments in infrastructure and cross-functional capabilities need to be coupled with deep scientific expertise in the cell types of interest within each program. Our leadership team includes multiple world-class scientists, including researchers who have made seminal discoveries in gene delivery, immunology, CAR T cells, stem cell biology, and gene editing. We expect to continue to bring in senior world-class scientists to lead our efforts in each therapeutic area we intend to pursue. Additionally, our research teams have significant experience in various areas of biology. We have surrounded this team of discovery scientists with drug developers experienced in advancing product candidates through the development process with expertise in areas such as pharmacology, toxicology, regulatory, clinical development, and clinical operations.
•
Experienced Manufacturing Scientists, Engineers, and Operators. Since our founding, we have proactively assembled manufacturing sciences and operations expertise on our board, on our executive team, and across the company.
•
Board and Investors with Shared Long-Term Vision. Our board of directors is composed of renowned company builders, scientists, drug developers, and investors who share our long-term vision of advancing engineered cells as medicines to change the lives of patients. Our board of directors is a resource that has enabled our strategy of consolidating technologies, assets, and people to expand the potential impact of our long-term vision.

Our capabilities enable us to take a comprehensive approach to the most important and difficult aspects of engineering cells. We are primarily pursuing ex vivo cell engineering and can leverage the synergistic proficiencies required to succeed in both approaches. We believe we can capitalize on the shared expertise and infrastructure between the platforms to maximize the potential success and the reach of each of our potentially transformative therapies. We have built deep internal capabilities across a wide range of areas focused on solving the most critical limitations in engineering cells including:

•
Stem Cell and Disease Biology. Developing our platforms into therapies for patients requires a deep understanding of both cell and disease biology. Furthermore, we are investing significantly in our people and the technologies that enable the differentiation of pluripotent stem cells (PSC) into mature cells that can be used as therapeutics.
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
•
Gene Delivery. We believe our delivery technologies have broad potential, with both near-term and long-term applications across a number of indications. We are investing in technologies that allow payload delivery to specific cell types and increase the diversity of payloads.

Our Cell Engineering Platforms

The advent of recombinant DNA technology in the 1970s ushered in a new era of therapeutics, enabling the synthetic manufacture of human protein therapies at scale for the first time. A critical inflection point occurred when key technological advancements eventually enabled the broad development of protein drugs, including monoclonal antibodies with suitable therapeutic properties. These advancements, combined with progress in understanding disease biology, allowed biologics to become the second largest therapeutic class. We believe engineered cells are at a similar inflection point, with key recent technological advancements providing the potential for the broad applicability of this therapeutic class.

Engineering cells ex vivo requires the ability to engineer and manufacture cells at scale and then deliver them to the patient so that they engraft, function appropriately, and have the necessary persistence in the body. Our goal for ex vivo cell engineering is to replace or add any cell in the body such that those cells engraft, function, and persist over time, and to manufacture those cells cost-effectively at scale. Our ex vivo cell engineering platform uses our hypoimmune technology to create cells that can “hide” from the patient’s immune system to enable persistence of allogeneic cells. We are primarily focused on making therapies using PSCs with our hypoimmune genetic modifications as the starting material, which we then differentiate into a specific cell type, such as a pancreatic islet cell, before treating the patient. Additionally, there are cell types for which effective differentiation protocols from a stem cell have not yet been developed, such as T cells. For such cell types, instead of starting from a PSC, we can use a fully differentiated allogeneic cell, sourced from a donor, as the starting material to which we then apply our hypoimmune genetic modifications. Our goal is to manufacture genetically modified cells that are capable of both replacing the missing cell and evading the patient’s immune system. We are now applying our ex vivo cell engineering technologies to make cell products for the treatment of multiple diseases. We anticipate sharing data in 2024 from multiple clinical trials exploring these therapeutics in various diseases.

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

Our Pipeline

We are developing a broad pipeline of clinical product candidates focused on creating transformative ex vivo therapies across a range of therapeutic areas. We are in the early stages of development across a broad pipeline of product candidates, which are summarized below:

Each of our initial programs provides the potential for meaningful standalone value while also supporting our potential ability to further exploit our platforms in a manner that leads to the development of broadly applicable medicines.

Allogeneic T Cell Platform

SC291

We are first applying our hypoimmune technology to donor derived T cells to be used as allogeneic cell therapies for hematologic malignancies.

These programs are designed to address a major limitation of existing allogeneic CAR T cell therapies: the need to evade host versus graft responses (HvGR) that occur when a patient’s immune system kills the transplanted T cells, limiting the potential benefit of the therapy. The rapid killing of the transplanted cell may be a major contributor to the short-lived responses seen in patients treated with allogeneic CAR Ts. One approach to avoid HvGR has been to effectively eliminate a patient’s immune system for a short period using chemotherapy, which puts the patient at risk for severe infections. Further, the patient’s suppressed immune system inevitably recovers and eliminates the CAR T cells, limiting the effectiveness of the therapy. Our hypoimmune technology is designed to enable cells to “hide” from the patient’s immune system, giving our allogeneic CAR T cell program the potential to create medicines that persist longer in patients and avoid the risks associated with higher doses of chemotherapy.

ARDENT

Our most advanced hypoimmune product candidate is SC291, a CD19 allogeneic CAR T program that we are evaluating as a potential treatment for NHL and CLL in the ARDENT trial. Results of our early interim analysis of clinical safety and other clinical responses as well as immune responses to SC291 are discussed above under “Overview” and below under “Allogeneic T Cell Platform — SC291.”

GLEAM

In November 2023, the FDA cleared our Investigational New Drug application (IND) to evaluate SC291 in patients with LN, ERL, and ANCA-associated vasculitis, which we refer to as our GLEAM trial. B-cell depleting therapies, such as anti CD20 antibodies (e.g., rituximab), have shown clinical benefit in the treatment of multiple autoimmune disorders that involve production of autoimmune antibodies, including LN, ERL, ANCA-associated vasculitis and many others. The rituximab trials in systemic lupus erythematosus (SLE) afforded the key insight that the depth of B-cell depletion was associated with improved patient responses. While these antibodies are adept at depleting B-cells in circulation for many patients, they are unable to penetrate deeply into the germinal centers of the lymph node and tissues, where the pathogenic B-cells continue to survive and drive disease. CD19 CAR T cells are known to cause deep B-cell depletion in CAR T recipients. Georg Schett and his research group in Erlangen, Germany tested the treatment of refractory SLE patients with autologous CD19 CAR T cells and were successful in inducing long-lasting drug-free remissions for these patients in the study. In our ongoing ARDENT trial, we have observed the pharmacodynamic effect of peripheral blood B-cell depletion, which refers to diminishing B-cell counts in the peripheral blood, associated with SC291 treatment in patients. While pharmacodynamic effects seen in oncology patients may not translate to patients with autoimmune disease, we believe these data increase the probability that SC291 treatment confers similar B-cell depletion, the putative mechanism of benefit, to patients with B-cell-mediated autoimmune disorder.

SC291 also provides the benefit of being available “off the shelf,” avoiding the complex management of patients around the apheresis procedure for cell harvest and between cell harvest and infusion required for treatment with autologous CAR T products while also providing the potential for increased manufacturing scalability. We expect to share data from the GLEAM trial in 2024.

Initial clinical success with SC291 would support the expansion of our allogeneic CAR T efforts with additional product candidates targeting other patient populations. Our allogeneic T cell platform is designed to enable the substitution of CAR constructs in a modular fashion. For the near-term, we are prioritizing clinically-validated targets as well as CAR constructs, such as our CD19 CAR, that have shown promising safety and efficacy profiles in hematologic malignancies in the autologous context.

SC262

We are developing SC262, our hypoimmune-modified CD22-directed allogeneic CAR T program, initially as a potential treatment for patients with relapsed and/or refractory B-cell malignancies who have received prior CD19-directed CAR T therapy in NHL, CLL, and acute lymphocytic leukemia (ALL). In January 2024, the FDA cleared our IND to evaluate SC262 in this patient population. We refer to the Phase I clinical study as our VIVID trial. The CD22 CAR construct that we use in SC262, which we licensed from the National Institutes of Health, has already been evaluated in multiple academic clinical trials of autologous CAR T cell therapies, data from which have shown complete responses (CR) in a substantial number of patients that have relapsed following treatment with a CD19-directed CAR T therapy. Data from a Phase 1 trial (n=38) of NHL patients conducted at Stanford University, where 97% of patients were either refractory and/or relapsed after prior CD19 CAR T therapy, demonstrate a CR rate of 53% and an overall response rate (ORR) of 68%. Seventy-five percent of the CRs lasted 12 months or longer.

Modular Pipeline for Allogeneic CAR T Therapy

1
T cell selection
2
Genes disrupted with Cas12b nuclease
3
4
+ CD47
MHC I
MHC II
TCRα
+ CD47
+ CAR
MHC I
MHC II
TCRα
5
Produces ~450-950 doses per run[1]
PBMCs from healthy donor
Select T cells
Modify into HIP T cells
Insert CAR
Expand and grow high-quality allogeneic CAR T cells at scale
CD19
CD22
BCMA

[1]~450 doses assumes the middle dose in the ARDENT Phase 1 study and ~950 doses assumes an autoimmune dose consistent with public data on current autoimmune dose levels.

Allogeneic CAR T development candidates are manufactured from T cells purified from donor PBMCs. T cells undergo genome modification to disrupt MHC class I and class II expression (which inactivates adaptive immune responses), disrupt TCR expression (which minimizes graft vs. host disease) and overexpress CD47 (which enables cells to evade the innate immune system, including macrophages and NK cells). Development candidates principally differ in the CAR expressed by the cells. Expansion during manufacturing allows production of hundreds of patient doses per donor (based on current scale and accounting for hold back necessary for testing and dose variability).

SC255

We are developing SC255, a B-cell maturation antigen (BCMA)-directed allogeneic CAR T, for the treatment of multiple myeloma (MM). The BCMA CAR construct that we use in SC255, which we licensed from IASO Biotherapeutics and Innovent Biologics is part of equecabtagene autoleucel (Fucaso; CT103A). China’s National Medical Products Administration has approved the new drug application for this drug in adult patients with relapsed or refractory multiple myeloma who previously received 3 or more lines of therapy, including a proteasome inhibitor (PI) and an immunomodulatory drug (IMiD). Data from such trials presented at the American Society of Hematology Annual Meeting in December 2023 showed an overall response rate of 96%, a minimal residual disease (MRD) negativity rate of 94%, and a complete response/stringent complete response (CR/sCR) rate of 78% in 103 patients. At one year, 81% of patients continue to be MRD negative. The SC255 program has completed a battery of pre-clinical tests and is currently gated based on resource availability.

In the future, additional candidates may be nominated to address hematological malignancies, solid tumors, and autoimmune disease.

SC379

We are developing SC379, our PSC-derived glial progenitor cell (GPC) product candidate, as a therapy to deliver to patients with certain central nervous system disorders healthy allogeneic GPCs, which are the precursors to both astroglia and myelin-producing oligodendrocytes. SC379 has the potential to treat patients with myelin- and glial-based disorders, which represent a broad group of debilitating neurological disorders, such as multiple sclerosis (MS) and a number of neurodegenerative disorders, none of which have effective treatment alternatives. We intend to develop SC379 for the treatment of secondary progressive MS, Pelizaeus-Merzbacher disease (PMD), other myelin-based disorders, Huntington’s disease, and other astrocytic diseases. Our goal is to begin clinical testing for SC379 as early as 2025.

PSC-derived Pancreatic Islet Cells

SC451

SC451 is our PSC-derived hypoimmune pancreatic islet product candidate for the treatment of diabetes, with an initial focus on type 1 diabetes mellitus (T1DM). Greater than 8 million patients worldwide have T1DM. T1DM is a disease in which a patient’s immune system attacks and kills pancreatic beta cells, leading to complete loss of insulin production in affected individuals. Patients typically need to take multiple insulin injections every day for life. Although the introduction of insulin has had a profoundly positive impact on patients, people with T1DM have approximately 15 years shorter life expectancies than people without diabetes and are consistently at risk for complications such as coma, stroke, myocardial infarction, kidney failure, and blindness from poorly controlled blood glucose. We and our collaborators have shown that we can develop high quality stem cell-derived islet cells that, when transplanted in animal models, normalize blood glucose and cure diabetes. We have also shown that our hypoimmune cells induce no systemic immune response, even in non-human primates (NHPs) with a pre-existing immune response to non-hypoimmune cells, and that our allogeneic NHP hypoimmune islet cells survive for the duration of our NHP studies, the longest of which is about forty weeks. To demonstrate applicability in the context of T1DM, we have developed a proprietary mouse model in-house, with humanized immune cells from a T1DM patient, and showed that hypoimmune modifications enabled T1DM patient-derived stem cell islet cells to evade both the autoimmune and allogeneic response. As a result, we believe our stem cell-derived hypoimmune pancreatic islet cells have the potential to create a disruptive treatment for T1DM, offering patients life-long normal blood glucose without immunosuppression. We are working on process development and IND-enabling studies.

UP421

In November 2023, the Swedish Medical Products Agency authorized Uppsala University Hospital’s clinical trial application (CTA) for an investigator-sponsored, first-in-human study evaluating UP421, an allogeneic, primary islet cell therapy engineered with our hypoimmune technology, in patients with T1DM (the IST). Human pancreatic islet transplantation from allogeneic donors into T1DM patients has been shown to reduce or even eliminate long-term exogenous insulin dependence, albeit when administered with immunosuppression which leads to toxicity. Under the IST, a group of experienced pancreatic islet transplantation experts will transplant allogeneic primary islet cells that have been genetically modified with the hypoimmune modifications into T1DM patients without immunosuppression. We believe that a stem cell-derived islet product candidate such as SC451 would likely maximize the benefit to patients, with superior manufacturing scalability and consistency when compared to primary islet cells. However, we are optimistic that immunology insights gained from the IST, particularly whether the hypoimmune modifications lead to long-term survival and evasion of either allogeneic or autoimmune killing of the cells, may provide direct insights and learnings applicable to SC451, potentially accelerating development of this product candidate. We expect data from the IST to be shared in 2024.

Our ex vivo Cell Engineering Platform

Overview

Ex vivo cell engineering aims to treat human disease by engrafting new cells to replace damaged, diseased, or missing cells in patients. Historically there have been four key challenges to ex vivo cell engineering:

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
•
Manufacturing. We are investing proactively in process development, including process optimization and scale up, analytical development, CMC regulatory, supply chain, quality, and other manufacturing sciences in order to develop processes that can enable scalable manufacturing of cell therapies and broad patient access. We have entered into agreements with contract development and manufacturing organizations (CDMOs) and other partners for access to facilities and reagents in our supply chain necessary to manufacture our product candidates. We have built a pilot manufacturing plant in South San Francisco, California and entered into a long-term lease agreement for a manufacturing facility in Bothell, Washington, where we intend to build our own clinical trial and commercial current Good Manufacturing Practice (cGMP) manufacturing capabilities. We entered into a lease agreement under which we have obtained access to manufacturing capabilities within University of Rochester Medical Center’s cell-based manufacturing facility to support manufacturing for early-stage clinical trials. We are also investing to obtain and ensure access to high quality donor-derived T cells and GMP-grade PSC lines for our programs. We will continue to invest in our manufacturing capabilities to ensure our pipeline needs are met.

Our Approach to Building our ex vivo Cell Engineering Portfolio

We have prioritized cell types for our programs when:

•
high unmet need can be addressed by cell replacement;
•
existing proof of concept in humans and/or animal models demonstrates that cell transplantation should have a clinical benefit;
•
evidence exists that the cell type can be successfully differentiated from PSC and that such stem cell-derived cells can function appropriately in vivo;
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

Ultimately, the field has looked for a scalable source of therapeutic cells that can be accessed broadly at a manageable cost, as well as cells that can evade immune rejection without immunosuppression. The advent of stem cell technology and subsequent improvements in methods to generate functional differentiated cells at scale have the potential to address the shortage of donor tissues and organs. In addition, over the past decade, a deeper understanding of the immunology of HvGR, coupled with novel techniques to manipulate the immunological profile of cells via gene editing, have raised the prospect that ex vivo engineered cells can benefit patients without the requirement for significant immunosuppression.

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

Embryonic Stem Cells

The recognition that every cell in the body originates from a zygote, or fertilized egg, led to the research and ultimate discovery of human ESCs, with the derivation of the first human ESC line in 1998. ESCs are PSCs which have the potential to differentiate into any cell type and are derived from the inner cell mass of a blastocyst or pre-implantation stage embryo. They are typically cultured in vitro and grown through cycles of cell division, known as passages, until a line of cells is established that can proliferate without differentiating, and retain their pluripotency while remaining well characterized, including being free of potentially deleterious genetic mutations. Because PSCs can divide indefinitely without exhaustion, an ESC line can be used to generate cell banks, consisting of large numbers of well-characterized vials of cells, that can be frozen and stored for future use.

Induced Pluripotent Stem Cells

The discovery that mature, differentiated cells can be reprogrammed to be the equivalent of an ESC and capable of generating any cell type in the body has led to the research and ultimate development of human iPSCs, providing an alternative option as a source 3of stem cells for use in ex vivo engineered cells. A key breakthrough in 2006 demonstrated that mature cells could be reprogrammed via the expression of a small number of genes to result in pluripotent cells. These iPSCs have similar potential to ESCs to be used as an indefinitely renewable cell bank for manufacturing of cell-based therapies.

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

Many groups have attempted to engineer cells that can evade the adaptive immune system, typically by downregulating or eliminating expression of MHC molecules on the surface of cells. Although this approach can reduce the adaptive immune response to donor cells, the human immune system has evolved so that parts of the innate immune system will recognize cells missing MHC molecules and eliminate them. For example, NK cells express receptors known as inhibitory killer-cell immunoglobulin-like receptors (inhibitory KIRs). KIRs recognize self MHC class I molecules on the surface of cells and provide inhibitory signals to the NK cells to prevent their activation. Cells missing MHC class I molecules are correspondingly eliminated by NK cells because of the lack of inhibitory KIR signaling and a resulting cytolytic activation. Known as the “missing self-hypothesis,” this important redundancy in immunology enables the elimination of virally infected or transformed cells that have downregulated MHC class I, but it has complicated the development of allogeneic cells as broadly applicable therapeutics. Our hypoimmune technology seeks to engineer cells to avoid immune rejection by addressing both the adaptive and innate immune response.

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
•
Autologous Approaches. More recently, researchers have pursued autologous approaches, where a patient’s own cells are modified and introduced back into the patient as a graft. These cells may avoid immune rejection as they would be recognized as “self.” Autologous approaches have demonstrated effectiveness in certain diseases, such as autologous CAR T cells for hematological malignancies, but these approaches are limited in their adoption due to manufacturing cost and complexity. Furthermore, autologous approaches are generally limited to cells that exist in the patient in suspension, such as blood cells.

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

Some of our scientific founders and their collaborators have worked on creating hypoimmune cells for well over a decade. A key insight that informed their work is the phenomenon of fetomaternal tolerance during pregnancy. The fetus, despite having half its genetic material from the father, is not rejected by the mother’s immune system. However, after birth, few if any children would qualify as a matched donor for a cell or organ transplant for their mother. These scientists categorized the differences of the maternal-fetal border and systematically tested them to understand which, if any, of these were most important to immune evasion. They have tested these changes both in vitro and in vivo in animal models.

Designing Hypoimmune Cells

Our goal is to create a universal cell capable of evading immune detection, regardless of cell type or transplant location. Our current clinical hypoimmune technology, which is being used in our SC291, SC262, and SC255 product candidates, combines three genome modifications to “hide” these cells from the host immune system:

•
disruption of MHC class I expression;
•
disruption of MHC class II expression; and
•
overexpression of CD47, a protein that enables cells to evade the innate immune system, including macrophages and NK cells.

Once these modifications have been applied to a cell, we refer to that cell as a hypoimmune cell.

Preclinical Development of Hypoimmune Cells

We and our licensors have carried out a series of experiments in various model systems of increasing immunological complexity. These included (i) transplanting undifferentiated mouse hypoimmune iPSCs into MHC mismatched allogeneic mice, (ii) transplanting mouse hypoimmune iPSC-derived differentiated cells, such as endothelial cells, into MHC mismatched allogeneic mice, (iii) transplanting human hypoimmune iPSCs into MHC mismatched humanized allogeneic mice, (iv) transplanting NHP hypoimmune iPSCs into MHC mismatched allogeneic NHPs, (v) transplanting NHP hypoimmune iPSC-derived differentiated cells, such as cardiomyocytes, into MHC mismatched allogeneic NHPs, and (vi) transplanting NHP hypoimmune primary cells, such as islets, into MHC mismatched diabetic and non-diabetic NHPs.

Each mouse experiment evaluated:

•
whether hypoimmune cells can be successfully transplanted into the recipient without the need for immunosuppression and without eliciting an immune response; and
•
whether differentiated cells derived from our hypoimmune cells were successfully engrafted in the recipient without needing immunosuppression and without eliciting an immune response.

We have also investigated the NHP immune response to human iPSCs, NHP iPSCs, NHP iPSC-derived differentiated cells, and NHP primary islets. Importantly, we have shown that hypoimmune primary islets can mediate insulin independence in a fully immunocompetent diabetic NHP without immunosuppression. This confirms that hypoimmune modifications confer immune evasion without compromising islet function in this setting. We are encouraged by the data from these investigations, given the similarity of the NHP immune system to the human immune system and that NHP models represent the strictest test outside of evaluating these cells in humans. We are evaluating both iPSCs as well as differentiated cells transplanted into the microenvironments we intend to target in humans. Based on the results of these NHP studies, we expect to test these hypoimmune cells in humans as a next step.

Mouse iPSC-derived hypoimmune cells transplanted into MHC mismatched allogeneic mouse

Mouse hypoimmune iPSCs transplanted into an MHC mismatched allogeneic mouse were protected from the mouse immune system, and no evidence was seen of either adaptive or innate immune system activation. The control arm transplanted unmodified mouse iPSCs into MHC mismatched allogeneic mice, and, as expected, these unmodified mouse iPSCs were rapidly rejected by the recipient mouse immune system with a robust adaptive immune response. In another experiment, the genes that code for MHC class I and MHC class II expression were disrupted. These modifications protected the cells from the recipient mouse’s adaptive immune system, but NK cells rapidly killed the transplanted cells. These data highlight the importance of all three genome modifications (MHC class I, MHC class II, and CD47 overexpression) in protecting cells from the immune system following an allogeneic transplant.

Next, to ensure that hypoimmune genome modifications protected differentiated cells and that these modifications did not impact the ability of iPSCs to differentiate into various cell types, commonly referred to as pluripotency, the scientists tested whether the hypoimmune iPSCs cells could be differentiated into three different cell types, function in vivo, and evade the host immune system. The three cell types were cardiomyocytes, endothelial cells, and smooth muscle cells. The hypoimmune iPSCs successfully differentiated into all three cell types, the cells functioned in the mouse, and the transplanted cells survived for the full standard observation period with no evidence of immune system activation despite having received no immune suppression. Differentiated cells derived from unmodified iPSC cells led to immune activation in the host mice, which did not survive. These data provide initial proof of concept that iPSCs can be genetically modified and differentiated into target cells that can engraft, function, and evade the recipient’s immune system following transplantation.

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

Creating Hypoimmune Therapeutic Cells from Human iPSCs

Our current clinical hypoimmune technology combines the following three gene modifications to “hide” cells from the host immune system: disruption of MHC class I and class II expression (which inactivates adaptive immune responses), and overexpression of CD47 (which “hides” cells from the innate immune system, including macrophages and NK) cells. PSCs from healthy donors are used as the starting material and are then genetically modified with the hypoimmune modifications. These edited cells are then differentiated into cell types of therapeutic interest, which could potentially be administered to the patient as “off the shelf” therapies.

First, the three genome modifications described above were replicated in human iPSCs to engineer a human hypoimmune cell line with properties comparable to the mouse hypoimmune cells in vitro. Next, unmodified human iPSCs were transplanted into MHC mismatched humanized mice. It was observed that these unmodified human iPSCs were rapidly rejected. Human hypoimmune cells were then transplanted into MHC mismatched humanized mice. It was observed that the human hypoimmune cells survived the full length of the experiment and failed to elicit any type of immune response. From this data we concluded that in humanized mice, human hypoimmune cells can evade the immune system. Pluripotency of human hypoimmune cells was confirmed by differentiation into two different cell types, endothelial cells and cardiomyocytes, which exhibited the characteristics of normal endothelial cells and cardiomyocytes. Finally, to test whether the differentiated cell types derived from human hypoimmune cells could continue to evade the immune system, the differentiated cells were transplanted into humanized mice, and the transplanted cells survived for the full standard observation period. In contrast, differentiated cells derived from unmodified human iPSC cells did not survive after being transplanted, as anticipated. It was also observed that the hypoimmune endothelial cells formed primitive vasculature with active blood flow, and the hypoimmune cardiomyocyte cells matured into functional-looking heart cells.

Absence of T and B-Cell Activation Following Transplantation of Hypoimmune Human iPSCs into Mismatched Humanized Mice

Left panels: T cell activation was measured by EliSpot counts for interferon-gamma production. Immune cells from mice that received wild type (wt) iPSC grafts show a brisk interferon response when tested against allogeneic wt iPSC grafts. By contrast, immune cells from mice that received hypoimmune cells (MHC class I/II disruption, CD47 tg) cells show only minimal interferon production when exposed to allogeneic hypoimmune cells, comparable to background frequency in non-immunized mice. Right panels: B-cell activation was measured by antibody binding to each cell type, shown as mean fluorescence intensity (MFI). Wild type cells exhibit significant antibody binding when incubated with serum from mice that received wt cells. By contrast, hypoimmune cells show only background levels of binding when treated with serum from mice that received hypoimmune cells. Adapted from Deuse et al, Nature Biotechnology 2019.

CD47 is Required to Protect Hypoimmune Cells from Killing by Human NK Cells

Human iPSCs were differentiated into endothelial cells (hiECs) and plated as a monolayer in a multielectrode system. After exposure to NK cells, monolayer viability was measured by electrical impedance, indicated here as normalized cell index. As expected, wt cells were not killed by NK cells. By contrast, cells lacking MHC class I and II (MHC class I/II disruption), but not expressing CD47, were rapidly killed. Addition of CD47 tg prevented killing by NK cells. A blocking antibody to CD47 abolished protection from NK cells, affirming the importance of CD47 overexpression in protection from innate immune cell killing. From Deuse et al, Nature Biotechnology 2019.

Survival of Hypoimmune Human iPSC Grafts in MHC-Mismatched Humanized Mice

hiPSC (wt)
hiPSC (MHC class I/II disruption CD47 tg)
Day
0
7
14
21
29
40
50
10^5 photons s^{-1} cm^{-2} sr^{-1}
1
2
3
4
5
Day
0
7
14
21
29
40
50
10^5 photons s^{-1} cm^{-2} sr^{-1}
1
2
10^7 photons s^{-1}
0.01
0.1
1
10
Time (days)
0
5
10
15
20
25
30
35
40
45
50
10^7 photons s^{-1}
0.01
0.1
1
10
Time (days)
0
5
10
15
20
25
30
35
40
45
50

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

Design for Allogeneic Study Involving Wild Type (Unmodified) and Hypoimmune NHP iPSC Delivery to NHPs

The study involved a randomized group of eight NHPs distributed into two cohorts of four NHPs each. The first cohort received an initial intramuscular injection of unmodified NHP iPSCs in one leg and a second injection of NHP hypoimmune cells at six weeks in the other leg (i.e., a crossover design). The second cohort received an initial injection of NHP hypoimmune cells in one leg, which allowed assessment of immune evasion in a naïve recipient. In order to model certain aspects of autoimmune disease, this cohort also received a second injection of unmodified NHP iPSCs in the other leg, which enabled assessment of the impact of injecting hypoimmune cells into an NHP with a pre-existing immune response to unmodified cells. No immunosuppression was administered to any of the NHPs in the study.

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
D0 (cross over)
2 wks (after CO txp)

WT
HIP
Photos/s (*10^6)
10^8
10^7
10^6
10^5
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16
Weeks
Photos/s (*10^6)
10^8
10^7
10^6
10^5
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14
Weeks

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

Absence of T Cell, B-Cell, or NK Cell Responses Following the First Delivery and Crossover of Hypoimmune NHP iPSCs into NHPs

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

We conducted an experiment to better understand whether hypoimmune modifications impair the function of islet cells and to confirm that these modifications enable the islet cells to evade immune responses. For these experiments, we made hypoimmune genetic modifications to NHP primary islets and then transplanted these islets intramuscularly, without immunosuppression, into a different NHP. We found that the hypoimmune islets were viable for the full duration of the study (approximately 10 months) and did not elicit either an adaptive or innate immune response. By contrast, unmodified NHP primary islets injected into a separate NHP were rejected within one week. These results suggest that hypoimmune modifications enable allogeneic immune evasion by NHP primary islet cells and increase our confidence in the clinical translatability of this approach.

Primary Allogeneic Hypoimmune NHP Pancreatic Islet Cells Survive in NHPs for 10 Months Without Immunosuppression

HIP results

D0 | 12 wks | 28 wks | 40 wks

WT results (no survival after 1 wk)

D0 | 1 wk

Survival
WT
HIP
Photos/s (*10^6)
10^8
10^7
10^6
10^5
0 4 8 12 16 20 24 28 32 36 40
Weeks

n=1 HIP primary islet cells; n=1 WT primary islet cells.

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

In January 2024, we presented data from a study transplanting allogeneic HIP-modified pancreatic islet cells into a fully immunocompetent, diabetic NHP. Subsequent to diabetes being induced in the NHP with streptozotocin, daily insulin injections were performed to re-establish glucose control. After 78 days, the NHP underwent transplantation of HIP primary islets by intramuscular injection, resulting in insulin independence without the use of any immunosuppression. As early as one week after the transplantation, the NHP’s serum c-peptide level had normalized, and it remained stable throughout the follow-up period of six months. The NHP showed tightly controlled blood glucose levels for six months, was completely insulin-independent, and was continuously healthy throughout this period with no use of any immunosuppression. Up to six months following HIP primary islet transplantation, peripheral blood mononuclear cells and serum were obtained from the NHP for immune analyses. HIP primary islets showed no T cell recognition, no graft-specific antibodies, and were protected from NK cell and macrophage killing. To demonstrate that the NHP’s insulin-independence was fully dependent on the HIP primary islets and that there was no regeneration of the animal’s endogenous islet cell population, we triggered the destruction of the HIP primary islets using a CD47-targeting antibody. This resulted in a loss of glycemic control and return to exogenous insulin dependence. We believe these data demonstrate potential evidence for immune evasion of HIP primary islets, graft-mediated insulin-independence of the diabetic NHP, and a potential safety strategy.

Hypoimmune Islet Cells Achieve Insulin Independence after Allogeneic Transplantation in a Fully Immunocompetent NHP

Fasting glucose monitoring in an NHP for about 10 months encompassing pre STZ, post STZ, post HIP islet cell transplant, and post anti-CD47 phases of the study: Diabetes mellitus was induced in a male NHP with STZ and daily insulin injections were started. Blood glucose was monitored twice daily and showed major instability over approximately two weeks until a well-controlled steady state was reached. After 78 days, the NHP was underwent intramuscular transplantation with allogeneic HIP islet cells. Insulin support was gradually withdrawn over approximately 12 days. The NHP did not receive immunosuppression before, during or after HIP islet cell transplantation. The NHP showed tightly controlled blood glucose levels and was completely insulin independent for six months. Following anti-CD47 mediated ablation of the graft, blood glucose levels increased steadily. Insulin injections were resumed eight days after the start of anti-CD47 antibody at the previously established maintenance dose. Despite insulin supplementation, widely fluctuating blood glucose levels were observed and no steady state was re-established for the remainder of the study.

Hypoimmune Islet Cells Normalize C-peptide Levels after Allogeneic Transplantation in a Fully Immunocompetent NHP

ng/ml
0
1
2
3
4
pre STZ
post STZ*
D0
D7
D14
D28
D42
M3
M5
M6
D7
D14
D28
D38
After islet cell transplantation
After anti-CD47 antibody
Normal
* Diabetic NHP

NHP serum C-peptide declines after induction of diabetes post STZ. As early as one week after the transplantation, NHP serum c-peptide level normalized (indicated by c-peptide levels of >2ng/ml) and remained stable throughout the follow-up period of six months. Destruction of HIP islet cells by anti-CD47 antibody coincides with the decline in C-peptide levels in the serum, confirming that HIP islet cells were required for continued production of C-peptide in the NHP.

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

One approach we are exploring as a safety switch is re-sensitization of the hypoimmune cells to innate cell killing via administration of a blocking anti-CD47 antibody. We have tested the effectiveness of this approach in iPSCs and teratomas (a particular tumor formed by pluripotent cells with histological features from all three germ layers), both bearing the hypoimmune modifications. Using hypoimmune NHP iPSCs, we observed in vitro that the addition of an anti-CD47 antibody binds to and blocks CD47 expressed in the hypoimmune cells and restores their sensitivity to the missing-self killing response mediated by NK cells. We also assessed this strategy in mice that were transplanted with human iPSCs that formed small teratomas. Finally, we have conducted in vitro and in vivo experiments with this strategy using a number of human cancer lines, showing that an anti-CD47 antibody resensitizes cancer cells to killing by NK cells and macrophages. Treatment with an anti-CD47 antibody resulted in the loss of immune evasion and the rapid killing of these transplanted cells. As described above, use of an anti-CD47 antibody in a fully immunocompetent NHP was sufficient to trigger destruction of transplanted allogeneic HIP islet cells following initial survival of such cells for six months. We believe these data support use of anti-CD47 antibodies as a potential safety strategy. We have identified several additional safety switches with in vivo activity and intend to continue to explore them and potentially include multiple safety switches in our therapeutic programs moving forward.

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
10^7 Photons/s
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

CD47 overexpression is differentiated in inhibiting “missing self” response relative to other approaches

As part of our ongoing efforts to further refine our hypoimmune technology, we evaluated the effectiveness of the overexpression of CD47 in comparison to other molecules that have at least some ability to inhibit innate immune responses. We carried out these head-to-head comparisons in K562 cells, a cell line that is naturally deficient in MHC class I and class II, and in which the lack of the MHC class I molecule should result in rapid cell killing by stimulated innate immune cells such as NK cells due to the activation of the “missing self” response. We compared three molecules, HLA-E, HLA-G, and PDL-1, each of which has previously been thought to play a role in inhibiting innate immune responses, against CD47. In this assay, overexpression of these three molecules conferred limited protection from NK cell killing as compared to CD47 overexpression. This difference in activity may be the result of the more ubiquitous presence of the receptor for CD47 on innate immune cells relative to the presence of receptors for these other immunomodulators. Although these results do not rule out a role for these other molecules in inhibiting NK cell responses, they suggest that CD47 may be sufficient to nullify the NK cell-mediated missing-self response.

CD47 Overexpression is Differentiated in Inhibiting “Missing Self” Response Relative to Other Approaches

MHC-I/II Disruption
"Missing self" results in killing
MHC-I/II Disruption + HLA-E Overexpression
No protection by HLA-E
MHC-I/II Disruption + HLA-G Overexpression
No protection by HLA-G
MHC-I/II Disruption + PD-L1 Overexpression
No protection by PD-L1
MHC-I/II Disruption + CD47 Overexpression
Protection by CD47
Cell Index
Hours
2.5
2.0
1.5
1.0
0.5
0
-0.5
15
30
45
60
75
90

Panels above show in vitro killing assays mediated by NK cells. Cells missing MHC molecules are killed by NK cells, as measured by rapid decline in cell index. Overexpression of immunomodulatory molecules such as HLA-E, HLA-G, or PDL-1 in cells missing MHC molecules did not block NK cell killing. By contrast, overexpression of CD47 blocked NK cell mediated missing-self response.

Our ex vivo Cell Engineering Pipeline

Allogeneic T Cell Programs (SC291, SC262, SC255)

Our allogeneic T cell programs utilize T cells from healthy donors to generate CAR T therapies for various targets, including CD19, a protein expressed on the cell surface of B-cell malignancies, for the potential treatment of patients with relapsed and/or refractory B-cell- malignancies and autoimmune diseases. We believe that applying our hypoimmune technology to allogeneic T cells will enable us to create differentiated allogeneic CAR T therapies.

We believe our allogeneic T cell programs are potentially disruptive programs that could address the limitations of adoptive T cell therapy for cancer. Specifically, as part of our allogeneic T cell programs, we have the opportunity to perform multiple gene edits in a T cell, which may allow us to make intentional modifications to control T cell function or deliver more complex chimeric receptors and signal integration machinery to enable the T cell to distinguish tumor cells based on surface antigen combinations and improve the specificity of targeting. These approaches may prove especially valuable in targeting solid tumors, which have remained largely refractory to CAR T approaches to date. We also have developed a scaled manufacturing process that we believe we can rapidly leverage to manufacture allogeneic CAR T cells across multiple targets.

Our most advanced product candidate is SC291, a CD19-directed allogeneic CAR T program. We are currently enrolling and dosing patients in the ARDENT trial evaluating SC291 in patients with NHL and CLL. In addition, in November 2023, we received IND clearance for the clinical study of SC291 in B-cell-mediated autoimmune diseases, including LN, ERL and ANCA-associated vasculitis, which we refer to as the GLEAM trial. The clinical trial startup activities for the GLEAM trial are currently underway, and we expect to share clinical data in 2024. In January 2024, we received IND clearance to evaluate SC262, a CD22-directed allogeneic CAR T, for the treatment of patients with relapsed and/or refractory B-cell malignancies who have received prior CD19-directed CAR T therapy, which we refer to as the VIVID trial. Clinical trial startup activities for the VIVID trial are also currently ongoing. We expect to share data from the VIVID trial in 2024. SC255, is our B-cell maturation antigen (BCMA)-directed allogeneic CAR T, for the treatment for multiple myeloma (MM). The SC255 program has completed a battery of pre-clinical tests and is currently gated based on resource availability.

Background on B-Cell Malignancies

B-cell malignancies represent a spectrum of cancers including NHL, CLL, ALL, and MM and result in over 100,000 deaths per year in the United States and Europe.

NHL is the most common cancer of the lymphatic system. NHL is not a single disease, but rather a group of several closely related cancers. Over 77,000 cases of NHL are diagnosed annually in the United States, and the most common subtype of NHL overall is diffuse large B-cell lymphoma (DLBCL). DLBCL, if left untreated, may have survival measured in weeks or months. Other common subtypes of NHL include mantle cell lymphoma (MCL), follicular lymphoma (FL), and marginal zone B-cell lymphoma (MZL).

CLL is the most common type of leukemia and occurs most frequently in older individuals, with diagnoses in people under 30 years of age occurring only rarely. Each year, approximately 20,000 patients are diagnosed with CLL in the United States. Approximately 20 to 25% of CLL patients initially present with high-risk disease. Median progression-free survival in these high-risk individuals is often less than 12 to 18 months after front-line therapy and less than 12 months in relapsed or refractory (R/R) disease.

ALL is a type of leukemia that results from an uncontrolled proliferation of lymphoblasts, which are immature white blood cells. Lymphoblasts, which are produced in the bone marrow, cause damage and death by inhibiting the production of normal cells. Approximately 6,000 patients are diagnosed with ALL in the United States each year, and the vast majority of the approximately 1,500 ALL deaths per year occur in adults. Approximately 80% of cases of ALL in the United States and Europe are B-cell ALL, which almost always involves cancer cells that express the CD19 protein. The five-year overall survival rate in ALL adults over the age of 60 is approximately 20%, and the median disease-free survival in patients with R/R ALL after two or more lines of therapy is less than six months. B-cell ALL is the most common cancer in children. Although children with ALL fare better than adults, children with R/R disease have poor outcomes. Because of the frequency of this disease, ALL remains a leading cause of death due to cancer in children.

MM is a cancer of the plasma cells, which are B-cells that have matured to specialize in the production of antibodies, and which typically express the BCMA protein. MM is a condition in which plasma cells become malignant and grow at an uncontrolled pace. These cells secrete large quantities of the same antibody, resulting in patient symptoms that result from the myeloma cells crowding out other plasma and bone marrow cells, including increased risk of infection, risk of bone destruction, and kidney disease. MM is the second most common hematologic malignancy, comprising approximately 2% of all cancers and accounting for over 34,000 new cases per year, with 12,600 deaths estimated to have occurred in 2022 in the United States.

High Mortality in Lymphoma, Leukemia and Multiple Myeloma in United States and EU5

~250,000 annual incidence
Over 100,000 deaths annually
~13,500 patients treated with CAR T in 2022 and 2023
Estimated ~35-40% of patients treated with CAR T will experience durable complete responses

Hematologic malignancies result in a large number of annual death across the United States and Europe. Only a small fraction of patients have durable remissions following CAR T therapy.

Current Treatment Landscape and Unmet Need

First-line therapy for NHL typically consists of multi-agent cytotoxic drugs in combination with the monoclonal antibody rituximab. In younger patients with NHL who have good organ function, high dose chemotherapy followed by stem cell transplantation is often used. Patients often relapse, however, and since 2017, several therapeutics have been approved in the United States for the treatment of patients with R/R NHL who have received prior therapies. These approved therapies include CD19 CAR T therapies tisagenlecleucel, axicabtagene ciloleucel, and lisocabtagene maraleucel, CD19 antibody drug conjugate therapy polatuzumab vedotin, and CD19 antibody tafasitamab. Recently, two autologous CD19 CAR T products have been approved in second-line patients with R/R NHL after proving to be superior to standard of care in pivotal trials, raising the possibility that CD19 CAR T cell therapies may have the potential to have a broader impact for patients with NHL.

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

As highlighted above, recent therapeutic advances across R/R B-cell malignancies have led to a variety of treatment options and better patient outcomes. In particular, autologous surface protein-directed CAR T therapies have been highly effective in certain subsets of patients with R/R disease. However, not all patients have access to these novel therapies, and even if they able to obtain such access, many patients ultimately relapse following treatment and succumb to their cancer, resulting in 100,000 deaths per year in the United States and Europe across these indications.

There are two primary outstanding challenges that have limited utilization of these CAR T therapies and their impact on broader groups of patients: relapse and manufacturing challenges.

Lack of Response / Relapse. Only about 50% of patients treated with an approved CD19-directed CAR T therapy will have a complete response and approximately one-third of patients with a complete response will relapse relatively quickly. The emerging post-approval data from approved CAR T therapies tisagenlecleucel, axicabtagene ciloleucel and lisocabtagene maraleucel indicate that relapse can result from one of two primary factors.

1)
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
2)
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

Manufacturing. Because autologous CAR T therapies are patient-specific products, their manufacturing process is complex and requires a significant amount of resources, including time and labor. Given this, infrastructure and cost considerations and limitations have resulted in limited patient access to these therapies. Even for patients who are fortunate enough to have access to approved CAR T therapies, delays, commonly of at least one month, resulting from scheduling difficulties and issues that arise during manufacturing may prevent use of and the utility of these therapies in patients with rapidly progressing malignancies. Certain groups are seeking to overcome access limitations by using healthy donor-derived, or allogeneic, CAR T cells instead of patient T cells to yield “off-the-shelf” therapeutics that can be manufactured consistently. However, efficacy and durability concerns remain, largely due to the inability to effectively control the HvGR response and the risk of eventual immune rejection of these products by the recipient. We are developing our ex vivo allogeneic T cell programs to address this HvGR and prevent immune rejection.

Background on B-Cell-Mediated Autoimmune Disease

Autoimmune diseases arise from immune system dysfunction whereby the body’s immune cells mistakenly attack healthy cells and tissues in the body. These diseases are typically characterized by defects in the adaptive immune response involving B-cells and/or T cells. These diseases can manifest across multiple organ systems and lead to a decreased quality of life or even severe disability in patients. B-cell depletion has been shown to provide clinical benefit in autoimmune disorders mediated by dysfunctional B-cells, including SLE, systemic sclerosis, myositis, MS, ANCA-associated vasculitis, and others. Collectively, these diseases afflict more than 5 million patients in the United States alone.

SLE is a chronic autoimmune disease that predominantly affects women of childbearing age. Immunologic abnormalities, especially the production of antinuclear antibodies (ANA), are a prominent feature of the disease. The exact cause of SLE remains unclear, but it is thought to result from a combination of genetic predisposition and environmental triggers. SLE presents with a wide range of clinical signs and symptoms, as well as serologic findings, and can affect multiple organ systems. SLE has a prevalence of approximately 400,000 across the United States, EU5, and Japan. About 60% of SLE patients are diagnosed with LN after clinical indication of kidney involvement. The remainder are classified as having extrarenal lupus. The renal complications are detected through an abnormal urinalysis arising during the disease course. LN is one of the most severe complications of SLE, in which autoantibodies cause damage to the glomerular structures in the kidney, which can result in end-stage renal disease (ESRD). Patients with ESRD have a 5-year survival rate of 50%.

ANCA-associated vasculitis is a group of diseases characterized by loss of immunological tolerance to neutrophil protein, which causes inflammation of small blood vessels. The primary clinical manifestations of the disease occur in the upper respiratory tract, in the kidneys, or as asthma. The cause of ANCA-associated vasculitis is not fully understood and believed to be in part due to genetic susceptibility and environmental triggers. There are about 60,000 ANCA-associated vasculitis patients in the United States. Left untreated, ANCA-associated vasculitis is associated with significant morbidity, but with proper treatment, the 5-year survival rate ranges from 80% to 90%.

Current Treatment Landscape and Unmet Need

Currently, there is no standard of care treatment for achieving drug-free remission in LN patients; therefore, patients often require life-long therapy. While a combination approach using antimalarials (hydroxychloroquine), systemic steroids, and conventional immunosuppressant medicines (such as azathioprine (AZA), Mycophenolate mofetil (MMF), and cyclophosphamide) are first-line options, a significant proportion of patients continue to have high disease activity and recurrent relapses despite therapy. Rituximab, initially approved by the FDA in 1997 for the treatment of R/R NHL, is a monoclonal antibody (mAb) that selectively targets the B-cell specific surface molecule CD20. The LUNAR trial of rituximab failed to meet the primary endpoint of complete renal response after treatment with rituximab, although the trial demonstrated partial responses in selected patients. Complete peripheral depletion of B-cells with rituximab was not observed in all participants, and even in participants where complete peripheral depletion of B-cells was observed, less than 50% achieved complete response. A retrospective analysis of these data demonstrated that deeper B-cell depletion was associated with improved complete renal responses, and that poor tissue B-cell depletion was associated with non-response. The continued persistence of autoreactive B-cells in protected microenvironments, such as the lymphoid germinal center structures, correlated with the partial success of this approach in LN. Treatments for ERL include low intensity therapies such as low-dose corticosteroids, antimalarials, and NSAIDS. Based on worsening disease manifestations, additional immunosuppression medications can include high dose prednisone, methotrexate (MTX), AZA, and MMF, which are known to have side effects and increase the risk of significant infection. The pivotal trial of the anti-BAFF mAb belimumab in these patients demonstrated a clinically meaningful improvement in patient outcomes in a large trial that enabled the first FDA drug approval for the treatment adult patients with SLE. Although this large trial demonstrated a reduction of disease activity compared to placebo control, approximately 20% in all groups still experienced a severe disease flare. Anifrolumab, a mAb targeting the interferon alfa signature known to be elevated in SLE patients, was approved by the FDA in 2021 for the treatment of adult patients with SLE. Only 15% of the patients met the criteria for remission at 52 weeks, highlighting the unmet need in patients. Since the 1970s, cyclophosphamide has been the standard of care therapy for ANCA-associated vasculitis, demonstrating a survival benefit compared to corticosteroids alone. However, the dose-limiting toxicity of cyclophosphamide results in treatment failure and risk of chronic relapse. Rituximab was approved for this indication based on a clinical trial in which it was shown to be non-inferior to cyclophosphamide for remission (at six months), supporting the role of B-cell depletion in the treatment of these patients. A complement C5a receptor, avacopan, was recently approved in this indication. Despite this recent success and FDA and European Medicines Agency approval, 35-45% of patients do not achieve remission of disease at one year with these new therapies. There is strong evidence to suggest that B-cell depletion with CD19-directed CAR T cell therapy is feasible and highly effective in patients with SLE. In a study published in 2022 from Germany, five SLE patients between 18 and 24 years of age were treated with autologous CD19-directed CAR T cell therapy. These SLE patients had multiorgan involvement and were refractory to a variety of immunosuppressive drug treatments. After lymphodepleting chemotherapy with fludarabine and cyclophosphamide, autologous CD19-directed CAR T cells were administered as a single intravenous infusion. Full depletion of B-cells was observed from peripheral blood in all patients from Day 2 following CAR T cell infusion, resulting in an improvement in clinical symptoms and evidence of decline of ANAs. These data suggest that CD19-directed CAR T cell therapy induces deep B-cell depletion in tissues such as lymph nodes and highlights a key advantage in the use of CD19-directed CAR T cell therapy compared to antibody-mediated B-cell depletion. All patients achieved remission status by three months, with drug-free remission maintained over a median of eight months. B-cells did reappear in these patients after approximately 110 days; however, these B-cells were naïve and showed non-class-switched B-cell receptors, suggesting elimination of B-cell subsets generating autoantibodies and a reset of the B-cell repertoire. Despite the reconstitution of B-cells, patients did not experience flares of SLE or need additional immunosuppressive medication, indicating the achievement of drug-free remission. As of December 2023, the drug-free clinical remission in the first patient continues almost three years following CAR T treatment. Previous studies using CD19-directed CAR T cell therapy in lymphoma and leukemia have reported CRS and ICANS occurring frequently after treatment. However, the five SLE patients receiving CAR T cell therapy had either no reported CRS or only Grade 1 CRS. None of these five patients developed ICANS, indicating low therapy-related toxicity with CAR T cell treatment in these patients. As of ASH 2023, this group had treated a total of fifteen patients across three B-cell mediated autoimmune diseases, namely SLE, Idiopathic Inflammatory Myositis and Systemic Sclerosis. Clinical remission was reported across all patients and CAR T treatment was well tolerated without the need for further immunosuppression. The first patient (treated for SLE) continued to be in remission beyond 800 days.

In the ongoing ARDENT trial, we have observed the pharmacodynamic effect of peripheral blood B-cell depletion, which refers to diminishing B-cell counts in the peripheral blood, associated with SC291 treatment in patients. While pharmacodynamic effects seen in oncology patients may not translate to patients with autoimmune disease, we believe these data increase the probability that SC291 treatment confers similar B-cell depletion, the putative mechanism of benefit, to patients with B-cell-mediated autoimmune disorder.

Limitations of Allogeneic CAR T Therapies

We believe our hypoimmune cells have the potential to create a differentiated platform for developing allogeneic T cells, and to address two major hurdles associated with use of allogeneic T cells. The first is the risk of GvHD, in which the allogeneic donor T cells target and kill recipient tissues. Multiple CAR T cell product candidates in clinical development have prevented this reaction through gene edits targeting components of the T cell receptor, such as TCR-alpha gene. The more significant challenge has been HvGR, in which the patient’s immune system kills the transplanted T cells. One strategy to address this challenge has been to essentially eliminate the patient’s immune system, neutering its ability to find and destroy the transplanted allogeneic CAR T cells. However, this strategy has two limitations. First, the patient is at risk for developing severe infections during this period of substantial immune suppression. Second, as the immune system returns following immune suppression, it will inevitably reject the allogeneic CAR T cells, limiting their persistence, or the duration that these therapeutic cells are in the body. In multiple independent clinical trials, regardless of the disease setting, allogeneic CAR T cells have been shown to be cleared from the patient immune system in less than a month despite high dose immunosuppression. The therapy recipients often experience short lived clinical responses with the lack of durability correlating with the poor persistence of the allogeneic cells. Conversely, the clinical experience with autologous CAR T cells has demonstrated that longer persistence of the CAR T correlates with durable cancer remission. Thus, the ability to effectively prevent long-term rejection of an allogeneic CAR T therapy without significant immune suppression would provide a significant advantage over existing allogeneic approaches. We are aware of other efforts to develop allogeneic CAR T cell products that focus on overcoming the adaptive immune system, consisting of T and B-cells. However, our hypoimmune technology addresses rejection mediated by both the adaptive and innate immune systems, which we believe will enable us to create a differentiated allogeneic CAR T solution.

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

Our manufacturing process begins with T cells from healthy donors, into which we introduce the CAR gene, make the gene modifications necessary to avoid GvHD, and incorporate our hypoimmune modifications to prevent host versus graft disease. We then expand these cells ex vivo, which enables us to both make many batches from a single T cell donor as well as create comparable CAR T cells derived from different donors. Our vision is to freeze these allogeneic CAR T therapies, store them, and deliver them to cancer patients as an “off the shelf” product without requiring severe immunosuppression.

Preclinical Data

For our preclinical studies, human donor T cells were genetically modified ex vivo to generate T cells with hypoimmune modifications (disruption of MHC class I/class II; overexpression of CD47), TCR-alpha disruption (to mitigate GvHD), and the expression of a CD19 CAR. These cells, as well as unmodified CD19 CAR T cells, were then tested in vivo for their tumor-killing activity in a human xenograft mouse model for leukemia (Nalm-6). These preclinical data suggest that the hypoimmune modifications do not interfere with CAR T killing activity. We observed initial clearance of the leukemic cells by both the hypoimmune CD19 CAR T cells and the unmodified CD19 CAR T cells, which are similar to CAR T cells currently in clinical use. However, the unmodified CD19 CAR T cells were eventually rejected by the host immune system, and tumor regrowth began after about two months. By contrast, in hypoimmune CD19 CAR T injected mice, tumor control was maintained throughout the study, including following a rechallenge at day 83 with Nalm-6 leukemia cells, without further administration of hypoimmune CD19 CAR T cells. Analysis of immune cells from the bone marrow and spleen at the study endpoint confirmed persistence of the hypoimmune CD19 CAR T cells.

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

Clinical Data

In January 2024, we disclosed initial interim clinical data from the ongoing ARDENT trial. Results of our early interim analysis of clinical safety and other clinical responses are discussed above under “Overview.”

Analysis of Patient Immune Responses to SC291

The SC291 drug product contains CAR T cells that are fully edited hypoimmune cells, which we describe as HIP-edited CAR-T cells, along with partially edited cells, which we describe as non-HIP CAR T cells. In vitro testing showed evidence that blood and immune cells from each of the four evaluable patients had mounted an immune response to the non-HIP CAR T cells but not to the HIP-edited CAR T cells. Specifically, HIP-edited CAR T cells from the drug product were not rejected by the innate immune response mediated by the patient’s NK cells, nor did the patients have T cell or antibody responses that recognized these cells. In contrast, we observed immune responses against the non-HIP CAR T cells in the drug product.

Importantly, this evidence suggests that the patients had an intact immune system capable of recognizing allogeneic cells and that the HIP CAR T cells were able to evade these responses. These results were consistent across all four evaluable patients and provide early support for the idea that the immune evasion profile of our HIP gene edits in multiple pre-clinical models may translate into human subjects. We believe this observation supports further dose escalation and dose expansion in the ARDENT trial and broader application of our HIP technology in allogeneic cell therapies in other indications.

Initial Clinical Safety and Efficacy of SC291 in ARDENT Clinical Trial

SC291 is a Mixture of T cell Subpopulations Including HIP and Non-HIP CAR T Cells

WT CAR T
dKO T
HIP CAR T

T Cell Population	Genetic Modifications
WT CAR T	CD47-CD19 CAR
dKO T	HLA I/II deficient
HIP CAR T	CD47-CD19 CAR; HLA I/II deficient

Patient T cells Kill WT CAR T Cells But Do Not Kill DKO T cells or HIP CAR T Cells

Upper panel: T cells from a patient receiving SC291 showed no activation when exposed to HIP CAR T (CD47-CD19 CAR; HLAI/II deficient) cells from SC291 drug product in vitro. Patient T cells were collected 5 days prior to SC291 infusion (D-5) and at Day 13 (D13) and Day 28 (D28) after SC291 infusion. Robust patient T cell activation was detected versus WT CAR T cells (CD47-CD19 CAR) from SC291 drug product in vitro. In contrast, no T cell activation was seen versus dKO T cells (HLA I/II deficient cells) and HIP CAR T cells from SC291 drug product in vitro.

Lower panel: T cells from a patient receiving SC291 showed no killing of HIP CAR T cells in SC291 drug product in vitro. Patient T cells were collected 5 days prior to SC291 infusion (D-5) and Day 28 (D28) after SC291 infusion. Robust patient T cell-mediated killing was detected versus WT CAR T cells and dKO T cells from SC291 drug product in vitro. In contrast, no patient T cell-mediated killing was seen versus HIP CAR T cells in SC291 drug product in vitro.

Patient Generates Antibodies Against WT CAR T Cells But Not DKO T Cells or HIP CAR T Cells

Patient receiving SC291 generated an antibody response to WT CAR T cells, but not to dKO T cells or HIP CAR T cells. Antibody response was assessed from patient sample collected 5 days prior to SC291 infusion (D-5) and at Day 28 (D28) after SC291 infusion. Antibody production was measured by quantifying the binding of IgG to WT CAR T cells, dKO T cells, and HIP CAR T cells purified from the SC291 drug product.

Only HIP CAR T Cells Evade Patient NK Cell Killing

NK cells from a patient receiving SC291 kill dKO T cells but not HIP CAR T cells. Patient NK cells were isolated at Day 13 after SC291 infusion. An in vitro NK-cell mediated cell killing assay was performed over a four-hour period with fluorescent labelled dKO T cells or HIP CAR T cells. Patient NK cells rapidly killed the dKO T cells as evidenced by the extinction of the GFP signal. In contrast, patient NK cells did not kill HIP CAR T cells.

Development Plan and Key Next Steps

We believe the initial ARDENT safety and clinical data described above support continued dose escalation and expansion within the trial to treat additional patients and monitor outcomes over longer periods of time. We expect to share additional data from the ARDENT trial in 2024. We also expect to report progress on the GLEAM trial, in which we are evaluating SC291 in LN, ERL, and ANCA-associated vasculitis. The potential for B-cell depletion with SC291, as seen in ARDENT, may provide clinical benefit to patients with B-cell-mediated autoimmune disease. We also plan to share data from our VIVID trial, in which we are evaluating SC262 (hypoimmune-modified CD22 CAR T) in patients with relapsed and/or refractory B-cell malignancies who have received prior CD19-directed CAR T therapy. We are also advancing our SC255 allogeneic T cell program targeting BCMA for MM. The SC255 program has completed a battery of pre-clinical tests and is currently gated based on resource availability.

Pancreatic Islet Cell Program

Our pancreatic islet cell product candidate, SC451, is a hypoimmune PSC-derived pancreatic islet cell product candidate that aims to restore glucose control in T1DM patients by transplantation into these patients without the need for immunosuppression. Current therapies for T1DM require continual management, and we believe that effectively restoring islet cell functionality will meaningfully improve outcomes for T1DM patients, which is supported by data from T1DM patients who have successfully received primary islet transplants with immunosuppression. We are currently engaged in preclinical activities for SC451.

In November 2023, the Swedish Medical Products Agency authorized Uppsala University Hospital’s a CTA for the IST, a first-in-human study evaluating UP421, an allogeneic, primary islet cell therapy engineered with our HIP technology, in patients with T1DM. Patients in this study will receive no immunosuppression. We believe that immunology insights gained from the IST, particularly with respect to whether HIP modifications lead to long-term survival and evasion of either allogeneic or autoimmune killing of the transplanted cells, may provide direct insights applicable to our SC451 program. We expect data from the IST to be shared in 2024.

Background on Type 1 Diabetes Mellitus

T1DM is an autoimmune disease in which the patient’s immune system destroys its own pancreatic islet cells. The destruction of these cells leads to complete loss of insulin production and a metabolic disease wherein patients are unable to control their blood glucose levels. Often called “juvenile diabetes,” T1DM disease onset commonly occurs in adolescence. Beta cells reside in specialized hormone-producing clusters within the pancreas called the islets of Langerhans. In T1DM, activated T lymphocytes infiltrate the islets and selectively kill the beta cells, progressively reducing the body’s capacity to produce insulin. Once the reserve capacity of beta cells is exhausted, blood glucose rises, and the patient will have a lifelong battle to control blood glucose levels. Without insulin therapy, T1DM is rapidly fatal. T1DM current affects more than eight million patients worldwide.

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

Pancreas transplantation for uncontrollable diabetes was first performed in the 1960s and established the principle that replacing the beta cells (here, in the context of the entire pancreas) could restore physiological glucose control. Pancreas transplants are complicated surgical interventions, require lifelong immunosuppression, and are limited due to organ availability. Nevertheless, some 30,000 pancreas transplants have been performed worldwide to date.

Because of these challenges, the biomedical community began exploring pancreatic islet transplantation in the 1970s. This process requires enzymatic digestion of a donor pancreas and isolation of the islets of Langerhans, followed by delivery of these cells to an appropriate site in the body where the islets can engraft and become well-vascularized. The major lessons from islet transplantation have been that glucose homeostasis can be restored, insulin independence can be achieved, levels of hemoglobin A1C (a marker of long-term glucose levels) can be normalized, severe episodes of hypoglycemia can be reduced, and the pathology associated with long-term hyperglycemia can halt or even reverse. As with an organ transplant, patients must undergo chronic immune suppression to prevent immune rejection of the transplanted cells. Most patients lose glucose control over a period of months to years and eventually become insulin-dependent again, primarily due to immune rejection of the allogeneic islets resulting from an inability to tolerate the significant immune suppression necessary to protect the cell transplant.

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

Deriving islet cells from PSCs has the potential to solve limitations associated with use of a donor pancreas and improve the overall product quality and product consistency. PSCs have the potential to create a virtually limitless supply of these cells. Our program uses proprietary differentiation protocols to generate mature islet cells with glucose control comparable to primary human islets, as evidenced by our animal studies. Finally, we are applying our hypoimmune technology to modify the genomes of the PSCs. If successful, the hypoimmune genome modifications will protect these PSC-derived islet cells from both autoimmune and allogeneic rejection by the patient’s immune system and potentially remove the need for toxic immunosuppression in transplant recipients. Hypoimmunity also eliminates the need for physical separation of the islet cells from the rest of the body by a device or encapsulation technology, which may allow for tighter glucose control by eliminating the lag time between glucose sensing and insulin secretion as well as avoiding the fibrotic reaction inherent in encapsulation technologies to date.

Preclinical Data

We are developing a proprietary protocol to differentiate hypoimmune PSCs into mature, glucose-sensitive, insulin-secreting islet cells. We are exploring ways to optimize the differentiation of islet cells at a greater purity and with superior function compared to published stem cell-based protocols. The principal function of beta islet cells, the insulin-secreting cells within an islet, is to maintain steady levels of glucose in circulation. The beta islet cells sense when glucose levels rise in the bloodstream and release insulin in response. In vitro, we have observed that our PSC-derived islet populations can respond to glucose and secrete insulin.

Human PSC-Derived Islet Cells Exhibit Glucose-Induced Insulin Release

Human islets
iPSC-derived beta cells
High Glucose
Insulin Secretion (μIU/μg DNA)
300
200
100
0
0
10
20
30
40
50
Time (min)

Human islets from cadaveric pancreases exhibit robust insulin secretion in response to an increase in glucose levels. Human PSC-derived islet cells using technology licensed from Washington University demonstrate similar levels of insulin secretion as the cadaveric islets.

These PSC-derived islet cells were tested in a mouse model of T1DM induced by the beta cell toxin, STZ. When transplanted into the kidney of the T1DM mice, these islet cells normalize glucose levels in an equivalent fashion to primary human islets. The diabetic glucose levels return when the grafts are surgically excised via nephrectomy. Similar to the human phenotype, T1DM mice cannot normalize circulating glucose levels following a glucose injection. Following transplantation of our islet cells, these mice rapidly normalized blood glucose in an equivalent fashion to both non-T1DM mice and T1DM mice that received human primary islet transplants.

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

First, we carried out transplantation experiments in the non-obese diabetic (NOD) mouse model, which develops spontaneous T1DM due to induction of autoantibodies and autoreactive T cells that kill the islet cells. We isolated islets from pre-diabetic NOD mice and applied hypoimmune technology to these islets to generate hypoimmune NOD islet cells, which we transplanted into diabetic NOD mice. When transplanted into NOD mice, unmodified NOD islet cells were rejected within approximately two weeks and had no impact on the diabetes. By contrast, the hypoimmune NOD islet cells survived and achieved durable glycemic control within two weeks.

In a second set of experiments, we tested whether we would observe similar findings in a human T1DM model. Because a T1DM patient has no functioning islets, we used iPSC technology to generate islet cells with the same genetic makeup as the patient. To accomplish this, we reprogrammed immune cells from a T1DM patient donor into iPSCs. We then split the iPSCs into two groups – one group to which we applied hypoimmune modifications and one that remained unmodified – before differentiating these cells into islet cells using our differentiation protocol. The end result was two different cell products for testing – (i) hypoimmune iPSC-derived islet cells and (ii) unmodified iPSC-derived islet cells. To simulate the immune environment of a T1DM patient, we developed a proprietary humanized mouse model (T1D mice) which is populated with immune cells from the same T1DM patient donor and subsequently in which diabetes is induced via STZ. Unmodified iPSC-derived islet cells injected intramuscularly into T1D mice were rejected within nine days without any impact on the T1D mice’s diabetes. By contrast, hypoimmune iPSC-derived islet cells survived in T1D mice and resulted in glucose control within two weeks. To confirm that the autoimmune rejection remained intact in these mice, we tested the impact of a subsequent injection of iPSC-derived islet cells in these mice that had already been injected with hypoimmune iPSC-derived islet cells. We found that, although the iPSC-derived islet cells were rapidly rejected, the hypoimmune iPSC-derived islet cells and the glucose control were preserved. Together, these data support the belief that our hypoimmune modifications can enable evasion of autoimmune rejection.

Autologous Pancreatic Islet Experiment

A, Experimental schema for generating a humanized T1D mouse and autologous iPSCs from T1D patient PBMCs. T1D patient PBMCs were used to generate iPSCs, which were used to generate unmodified and hypoimmune autologous islet cell. B, Unmodified iPSC-derived autologous islets are cleared by the immune system of the humanized T1D mouse by Day 7 and did not restore glycemic control C, Hypoimmune iPSC-derived autologous islets (injected on left side of mouse) survive for duration of experiment (until Day 29) while unmodified iPSC-derived autologous islets (injected on right side of mouse at Day 15 post hypoimmune iPSC-derived autologous islet injection) are cleared within a week of injection.

Development Plan and Key Next Steps

In November 2023, the Swedish Medical Products Agency authorized Uppsala University Hospital’s clinical trial application for the IST, a first-in-human study evaluating UP421, an allogeneic, primary islet cell therapy engineered with our HIP technology, in patients with T1DM. Allogeneic primary islet cell transplantation into T1DM patients has been shown to reduce long-term exogenous insulin dependence when administered with immunosuppression. Subjects in this study will receive no immunosuppression. We expect that data from the IST, particularly with respect to whether HIP modifications lead to long-term survival and evasion of either allogeneic or autoimmune killing of the transplanted cells, will provide insight into the impact of HIP modifications that we plan to apply to our SC451 program in enabling evasion of allogeneic and autoimmune rejection.

We believe that a stem cell-derived islet product candidate such as SC451 would likely maximize the benefit to patients, with potentially greater manufacturing scalability as compared to primary islet cells. Further, if the IST demonstrates persistence of allogeneic hypoimmune primary islet cells, it may accelerate our development of SC451.

Our work on the SC451 program is currently focused on manufacturing GMP-grade, genome-edited, PSC banks; scaling manufacturing; and characterizing the product.

GPC Program

Our GPC program, SC379, aims to deliver to patients healthy allogeneic GPCs, which are the precursors to both astroglia and myelin-producing oligodendrocytes. This program has the potential to treat myelin- and glial-based disorders, which represent a broad group of debilitating neurological disorders, such as MS and a number of neurodegenerative disorders, none of which have effective treatment alternatives. We intend to develop our stem cell-derived GPC therapy for secondary progressive MS, PMD other disorders of myelin, Huntington’s disease, and other astrocytic diseases.

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

Diseases of glial cells are among the most prevalent and disabling conditions in neurology. These disorders include the disorders of oligodendrocyte loss and myelin failure and the disorders of astrocytes, which include a number of neurodegenerative and psychiatric disorders. What all these disorders have in common is a significant glial contribution to their pathogenesis and a lack of disease-modifying treatment options.

Congenital Leukodystrophies. A number of hereditary disorders of oligodendrocyte loss or dysfunction are characterized by a failure in myelin synthesis or structural stability. Tens of thousands of children in the United States suffer from diseases of myelin loss. The most prototypic example of this class of diseases is PMD, an X-linked leukodystrophy most often manifesting in male infants and young boys caused by mutations in the oligodendrocytic PLP1 gene, which results in widespread hypomyelination. There is no treatment for PMD, which is typically fatal in childhood. We intend to evaluate the delivery of intracerebral transplants of stem cell-derived GPCs to the brains of PMD patients, with the goal of replacing PLP1 mutant oligodendrocytes with healthy cells capable of producing normally compact myelin. Prevalence of PMD in the general population is estimated to be approximately 1 in 100,000 in the United States. Although we are initially targeting PMD as our proof of concept, we believe our stem-cell derived GPCs may have broader applicability to other congenital leukodystrophies as well, which as a group affect a more significant population of about 1 in 7,600 births.

Multiple Sclerosis (MS). MS is a debilitating disease characterized by both inflammatory myelinolysis and degenerative axonal loss. There are two major forms: the initial relapsing remitting form, known as RRMS, and its later progressive neurodegenerative phase designated secondary progressive MS (SPMS). RRMS is characterized by clearly defined attacks with new or increasing neurologic symptoms. By contrast, SPMS is characterized by progressive neurodegeneration with a loss of neurons, including those that were previously demyelinated during the RRMS phase of the disease. The demyelination occurs in a diffuse fashion throughout the adult brain and appears to reflect a loss of axonal support by local oligodendrocytes. The delivery of GPCs into such a chronically demyelinated brain may offer tangible benefits through the oligodendrocytic engagement of axons as well as by myelin repair. MS is highly prevalent, with estimates of up to 1.0 million patients in the United States, 600,000 patients in Europe, and 2.8 million patients globally. Approximately 85% of MS patients receive an initial diagnosis of RRMS, while approximately 15% of patients receive an initial diagnosis of PPMS. Up to a third of RRMS patients transition to SPMS within a decade if untreated, and most RRMS patients will progress to SPMS within 20 to 25 years of their initial diagnosis. Success with a stem cell-derived GPC product in SPMS, and especially with a hypoimmune product, could enable further expansion into the RRMS patient population.

Huntington’s Disease (HD). HD is a neurodegenerative disorder in which glial pathology appears to make a significant causal contribution. HD is an autosomal dominant disorder characterized by abnormally long CAG repeat expansions in the first exon of the huntingtin gene. The encoded polyglutamine expansions of mutant huntingtin protein disrupts its normal functions and protein-protein interactions, ultimately yielding widespread neuropathology, most rapidly evident in the neostriatum. We have found that glial pathology is a major contributor to the functional deficits of HD, and repairing the glial pathology has been shown to have significant and positive effects in animal models. In the United States, there are approximately 41,000 symptomatic HD patients and more than 200,000 at risk of inheriting HD. In Europe, there are approximately 50,000 patients with HD.

Current Treatment Landscape and Unmet Need

Congenital Leukodystrophies. There are no viable treatment options for these conditions. Patients’ only options are supportive and palliative therapies for symptoms as they present.

MS. Current treatments for MS are largely limited to treatments for RRMS. There are few approved treatments for SPMS, and none are restorative, having, at best, marginal efficacy in delaying disease progression. Currently approved treatments for RRMS may be divided into three broad categories of disease -modifying therapies: (i) first-line injectables (such as beta-interferons and Copaxone®), (ii) newer oral agents (such as Tecfidera®, Gilenya®, Mayzent®, and Zeposia®), and (iii) high-efficacy agents (such as Tysabri®, Lemtrada®, and Ocrevus®). Despite many recently successful drug launches in the RRMS space, these drugs still only slow the progression of disease and aid in the recovery from attacks, and there remains no treatment that confers functional restoration or effective cure for RRMS.

HD. There are currently no treatments that stop or reverse HD. Treatment is limited to several medications that can help minimize symptoms, including tetrabenazine, antipsychotic drugs, antidepressants, and tranquilizers.

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

A, Dot map indicating distribution of human iPSC-derived GPCs at 7 months of age, following neonatal engraftment in a shiverer mouse brain. Widespread colonization and chimerization of the host brains by iPSC-derived hGPCs is evident (human nuclear antigen, red). B, iPSC-derived hGPC-derived myelination in shiverer forebrain, at 7 months; section 1 mm lateral to A. Myelin basic protein (MBP)-immunoreactivity (green) is all human donor-derived. C, D, Myelination in sagittal sections taken at different mediolateral levels from 2 additional 7-month-old mice, each engrafted with iPSC-derived hGPCs at birth. E, Kaplan-Meier plot of survival of iPSC-Oligodendrocyte progenitor cells implanted (n=22) vs. saline-injected (n=19) control mice. Scale: A-B, 2 mm. Adapted from Wang, Cell SC 2013.

MS. Our prior studies established the ability of stem cell-derived hGPCs to myelinate the developing shiverer brain and rescue the afflicted mice. However, the experimental subjects were neonates, not adults. Until recently, it was unclear whether GPCs can migrate extensively in adult brain tissue, as would be required for the repair of diffusely demyelinated adult brains. To explore whether the introduction of stem cell-derived hGPCs delivered directly into the adult brain could remyelinate axons in such a setting as might be encountered clinically in MS, our collaborators studied three different biologic models. First, it was shown that stem cell-derived hGPCs can disperse within and myelinate the brains of adult shiverer mice (as depicted in the figure below). Second, it was shown that neonatally-engrafted hGPCs can generate new oligodendrocytes and remyelinate demyelinated axons after chemically-induced demyelination. This result demonstrated the ability of already-resident hGPCs to remyelinate previously myelinated axons after a new demyelinating insult experienced as an adult, as well as the ability of transplanted hGPCs to reside as a functional reservoir of new myelinogenic cells in the host brains. Third, it was shown that hGPCs transplanted into the adult brain after chemically induced demyelination can remyelinate denuded axons. These data suggest that transplanted hGPCs can disperse broadly and differentiate as myelinogenic cells in the adult brain, and that they are able to remyelinate demyelinated axons and white matter lesions of the brain after an insult experienced as an adult.

hGPCs Mediate Robust Myelination After Transplantation into the Adult Shiverer Brain

A shiverer ($Mbp^{shi/shi}$)
B WT ($Rag2^{-/-}$)
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

HD. Our collaborators explored the cellular basis for HD-related glial pathology and identified significant defects in potassium channel and glutamate uptake mechanisms in HD glia, which appeared to account for both the glial pathology and its deleterious effects on synaptic function. Together, these studies suggest a critical role for glial pathology in the progression of HD and suggest the potential for glial cell replacement as a therapeutic strategy in HD, and more broadly, to other neurodegenerative diseases in which glial pathology might be causally contributory. It was confirmed in preclinical mouse studies that stem cell-derived hGPC transplant ameliorated both the neuronal and glial pathology of HD by restoring synaptic homeostasis and normal synaptic function to the most affected regions of the host brain.

The majority of the studies with human GPCs thus far have been xenogeneic grafts of human GPCs to neonatal or adult mice or rats (and, in a small sample proof-of-concept study limited to adult tissue-derived hGPCs, NHPs). Our collaborators have also performed studies with murine GPCs transplanted into both developing and adult mice, which have confirmed allogeneic GPC migration and integration. However, we have no assurance that human GPC engraftment of human brain will result in the widespread migration and colonization of host brain that is seen with xenogeneic grafts. To better model the human-to-human graft paradigm, our collaborators have established a new model to evaluate if GPC engraftment will result in migration and colonization in a host brain. This model allows observation of the competitive interactions of the two separately tagged human GPC populations. The human-to-human grafts expanded and integrated well in their humanized host, with competitive interactions. As might be anticipated in the clinical setting of healthy cells being transplanted for the purpose of replacing lost or diseased hGPCs, the healthy donor cells outcompete both diseased and older cells to ultimately colonize the hosts. These data have provided preclinical assurance of the fundamental premise of our approach, that healthy human donor cells can replace lost or diseased human cells in vivo. That said, this determination remains to be made in patients.

GMP Grade Stem Cell-Derived hGPCs for Clinical Studies

We have established a protocol to direct differentiation of human ESCs, as well as iPSCs, to hGPCs. These hGPCs cells remain bipotential for astrocytes and oligodendrocytes, and they differentiate to either fate depending on local signaling. A GMP-compliant protocol has been established, which will be used to produce cells for our IND-enabling safety and toxicity studies. We have transferred this protocol to a GMP facility to produce clinical-grade cells and plan to use these cells for initial clinical trial supply.

Development Plan and Key Next Steps

We plan to submit an IND for SC379 following completion of safety and toxicology studies. We also plan to conduct definitive preclinical efficacy studies using the anticipated clinical product, which we believe will replicate studies that we have published. Since GPCs are not a terminally differentiated cell type and divide and differentiate in vivo post-transplantation, we plan to continue to assess potential safety risks, including the risk of tumorigenicity. We anticipate beginning human testing for SC379 in at least one indication as early as 2025.

Manufacturing Strategy and Approach. Although the field of cell and gene therapy has had a number of successes with innovative therapies, the challenges of manufacturing at industrial scale have limited access for patients in need. As was the case during the initial development of recombinant biologics, an improvement to our ability to characterize these products will be essential to increasing patient access. It is especially critical to have an in-depth understanding of the impact of manufacturing processes on the product quality attributes and resulting clinical performance of the product.

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

We have developed a manufacturing strategy with early investments in people, technology, and infrastructure, which requires:

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

To support our development pipeline, we are initially establishing manufacturing platforms in allogeneic T cells and PSC-derived therapies.

Although our manufacturing platforms are very different in terms of the manufacturing process and supply chain, they also share some common challenges and opportunities. For example, product characterization and analytical development are critical, and these capabilities are fungible across platforms. In addition, we are focusing on some of the key areas in each of our platforms to enable scaled manufacturing. For the allogeneic T cell platform, we are focusing on scaling the multiplex gene editing process and understanding of the impact of the variability of the starting material from healthy donors to on product quality. For stem-cell derived therapies, such as islet cells and GPCs, we are focusing on developing a scalable process and analytical technologies to characterize stability of the starting cells, end cell products, and critical product quality attributes.

To establish our manufacturing capability, we started with a non-GMP pilot plant for engineered cell platform processes with up to 200L bioreactor scale. This provides the infrastructure for process and technology development, technology transfer support, and production for non-GMP material such for GLP toxicology studies. In addition, we are taking a hybrid approach to establish our end-to-end supply chains for our manufacturing platforms, leveraging a combination of internal manufacturing capability and external CDMOs for clinical supplies, in a staged manner:

•
we will use CDMOs for initial GMP supply to support our upcoming INDs and early-stage clinical trials; and
•
we intend to build the internal manufacturing facilities needed to support clinical trials and commercialization of our therapies. In addition, we anticipate we will use CDMOs for at least some portions of our supply chain for the foreseeable future.

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

Competition

Other companies have stated that they are developing cell and gene therapies that may address oncology, diabetes, and CNS disorders. Some of these companies may have substantially greater financial and other resources than we have, such as larger research and development staff and well-established marketing and salesforces or may operate in jurisdictions where lower standards of evidence are required to bring products to market. For example, we are aware that some of our competitors, including Novartis AG, Gilead Sciences, Inc., Bristol-Myers Squibb Company, Novo Nordisk A/S, Johnson & Johnson, Legend Biotech Corporation, Allogene Therapeutics, Inc., Cargo Therapeutics, Inc., CRISPR Therapeutics AG, Caribou Biosciences, Inc., Cabaletta Bio, Inc., Kyverna Therapeutics, Inc., Fate Therapeutics, Inc., Century Therapeutics, Inc., 2seventy bio, Inc., Vertex Pharmaceuticals Incorporated, and Eli Lilly and Company might be conducting large-scale clinical trials for therapies that could be competitive with our ex vivo and in vivo programs. Among companies pursuing ex vivo and in vivo cell engineering, we believe we are substantially differentiated by our robust intellectual property portfolio, extensive research, rigorous and objective approach, and multidisciplinary capabilities.

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

We have in-licensed and developed numerous patents and patent applications, which include claims directed to compositions, methods of use, processes, dosing, and formulations, and possess substantial know-how and trade secrets relating to the development and commercialization of our ex vivo and in vivo cell engineering platforms and related product candidates, including related manufacturing processes. As of January 2024, our in-licensed and owned patent portfolio consisted of approximately 36 licensed or owned U.S. issued patents, approximately 76 licensed United States pending patent applications, and approximately 55 owned U.S. pending patent applications, as well as approximately 58 licensed patents issued in jurisdictions outside of the United States, approximately 281 licensed patent applications pending in jurisdictions outside of the United States, and approximately 259 owned patent applications pending in jurisdictions outside of the United States (including approximately 38 owned pending Patent Cooperation Treaty (PCT) applications) that, in many cases, are counterparts to the foregoing United States patents and patent applications. The patents and patent applications outside of the United States in our portfolio are held primarily in Europe, Canada, China, Japan, and Australia. For information related to our in-licensed intellectual property, see the subsection below titled “—Key Intellectual Property Agreements.”

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

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States and in many jurisdictions worldwide have a term that extends to 20 years from the earliest non-provisional filing date. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the Unites States Patent and Trademark Office (USPTO) in examining and granting a patent counterbalanced by delays on the part of a patentee, or may be shortened if a patent is terminally disclaimed over another patent. In addition, in certain instances, the term of a United States patent that covers an FDA-approved drug may also be eligible for patent term extension, which recaptures a portion of the term effectively lost as a result of the testing and regulatory review periods required by the FDA. The patent term extension period cannot be longer than five years, and the total patent term, including the extension, cannot exceed 14 years following FDA approval. There is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and, if granted, the length of such extensions. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. Our patents issued as of January 2024 have terms expected to expire on dates ranging from 2028 to 2042. If patents are issued on our patent applications pending as of January 2024, the resulting patents are projected to expire on dates ranging from 2028 to 2044. However, the actual protection afforded by a patent varies on a product-by-product and country-to-country basis and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the validity and enforceability of the patent, and the availability of legal remedies in a particular country.

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

As of January 2024, our registered trademark portfolio contained approximately 24 registered trademarks and pending trademark applications, consisting of approximately two pending trademark applications and two registered trademarks in the United States, and approximately 16 registered trademarks and approximately four pending trademark applications in the following countries through both national filings and under the Madrid Protocol: Australia, Canada, China, European Union, India, Japan, Republic of Korea, the United Kingdom, Singapore, and Switzerland.

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

Pursuant to the Harvard Agreement, we paid Harvard an upfront fee of $3.0 million, and we issued 2.2 million shares of our Series A-2 convertible preferred stock (which converted to shares of our common stock in connection with our initial public offering) to Harvard as partial consideration for the licenses granted under the Harvard Agreement. Additionally, we paid $6.0 million to Harvard in connection with the issuance of shares of our Series B convertible preferred stock. We paid Harvard annual license maintenance fees of $20,000 for 2019, $50,000 for 2020, and $100,000 for each of 2021, 2022, 2023, and 2024, and we are required to pay annual license maintenance fees of $100,000 for each calendar year thereafter for the remainder of the term. We are required to pay Harvard up to an aggregate of $15.2 million per Harvard Product upon the achievement of certain specified development and regulatory milestones for up to a total of five Harvard Products, or an aggregate total of $76.0 million for all five Harvard Products. These milestone payments would double if we undergo a change of control. We are also obligated to pay, on a product-by-product and country-by-country basis, royalties in the low single-digit percentage range on quarterly net sales of Harvard Products covered by licensed patent rights, and a lower single-digit percentage royalty on quarterly net sales of Harvard Products not covered by licensed patent rights. The royalty rates with respect to Harvard Products covered by licensed patent rights are also subject to specified and capped reductions for loss of market exclusivity and for payments owed to third parties with respect to patent rights which cover Harvard Products in the territory. We are also obligated to pay Harvard a percentage of certain sublicense income ranging from the high single-digit to low double-digit percentage range. Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of December 31, 2023, a Harvard Success Payment had not been triggered.

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

Pursuant to the UCSF Agreement, we paid an upfront license fee of $100,000 to The Regents, and we issued The Regents 0.7 million shares of our Series A-2 convertible preferred stock (which converted to shares of our common stock in connection with our initial public offering). In addition, we entered into an amendment to the UCSF Agreement in December 2020, pursuant to which we issued 37,500 shares of our common stock to The Regents. We are required to pay license maintenance fees ranging from $10,000 on the first anniversary of the effective date of the UCSF Agreement to $40,000 on the sixth anniversary and continuing annually thereafter. This fee will not be due if we are selling or exploiting licensed products or licensed services and paying an earned royalty to The Regents on net sales of such licensed products or licensed services. We are also required to pay The Regents up to an aggregate of $2.45 million per licensed product upon the achievement of certain specified development and regulatory milestones for the first five licensed products and half such amount for the second five licensed products, for an aggregate total of $18.4 million in development and regulatory milestone payments. Additionally, we are required to pay The Regents up to an aggregate of $0.5 million per licensed product upon the achievement of certain commercial milestones for the first five licensed products and half such amount for the second five licensed products, for an aggregate total of $3.75 million in commercial milestone payments. With respect to each licensed product, licensed service, or licensed method, we are obligated to pay, on a country-by-country basis, tiered royalties on net sales with percentages in the low single-digits. The royalty rates are subject to specified capped reductions for payments owed to unaffiliated third parties in consideration for patent rights, or patent rights together with know-how, in order to practice licensed methods or to make, have made, use sell, offer to sell, or import licensed products or licensed services. We are required to pay to The Regents a minimum annual royalty of $100,000 beginning with the year of the first sale of a licensed product or licensed service and ending upon the expiration of the last-to-expire UCSF Patent Right. This will be credited against any earned royalty due for the twelve-month period following for which the minimum payment was made and pro-rated. We are also obligated to pay The Regents a percentage of certain non-royalty sublicense income ranging from the low double-digits to mid-twenties.

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

Pursuant to the 2019 WU Agreement, we paid Washington University an upfront license issue fee of $75,000. We are required to pay Washington University up to $100,000 per year in license maintenance fees on each anniversary of the 2019 WU Agreement’s effective date until the first commercial sale of a WU Hypoimmune Product. Upon the achievement of certain development and regulatory milestones, we are required to pay Washington University up to an aggregate of $2.0 million in milestone payments per WU Hypoimmune Product for the first three WU Hypoimmune Products, for an aggregate of $6.0 million in development and regulatory milestones. Additionally, upon the achievement of certain commercial milestones, we are required to pay Washington University up to an aggregate of $2.5 million in milestone payments per WU Hypoimmune Product for the first three WU Hypoimmune Products, for an aggregate of $7.5 million in commercial milestones. We are also obligated to pay royalties as a percentage of annual net sales of WU Hypoimmune Products in the low single-digits, subject to a minimum amount of royalties payable in advance. The minimum annual royalty for the first anniversary of the effective date following the first commercial sale will be $100,000 and subsequently will increase up to a maximum minimum annual royalty of $750,000 on the fourth anniversary of the effective date following the first commercial sale. The royalties are payable provided there is at least one valid claim of licensed patent rights present in the country of manufacture or sale. The royalty rates are also subject to specified and capped reduction upon certain other events. Furthermore, we are obligated to pay Washington University a percentage of certain non-royalty sublicense income in the low double-digits.

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

Pursuant to the 2020 WU Agreement, we paid Washington University an upfront license issue fee of $150,000. We are required to pay Washington University up to $100,000 per year in license maintenance fees on each anniversary of the 2020 WU Agreement’s effective date until the first commercial sale of a licensed product. Upon the achievement of certain development and regulatory milestones, we are required to pay Washington University up to an aggregate of $2.0 million per licensed product for the first three licensed products under the 2020 WU Agreement, for an aggregate of $6.0 million in development and regulatory milestones. Additionally, of certain commercial milestones, we are required to pay Washington University up to an aggregate of $4.5 million per licensed product for the first three licensed products under the 2020 WU Agreement, for an aggregate of $13.5 million in commercial milestones. We are also obligated to pay royalties as a percentage of annual net sales of licensed products in the low single-digits, subject to a minimum amount of royalties payable in advance. The minimum annual royalty for the first anniversary of the effective date following the first commercial sale will be $100,000 and subsequently will increase up to a maximum minimum annual royalty of $750,000 on the fourth anniversary of the effective date following the first commercial sale. The royalties are payable provided there is at least one valid claim of licensed patent rights present in the country of manufacture or sale. The royalty rates are also subject to specified and capped reduction upon certain other events. Furthermore, we are obligated to pay Washington University a percentage of certain non-royalty sublicense income in the low double-digits.

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

Pursuant to the Rochester Agreement, we paid to University of Rochester a minimum annual royalty of $20,000 in January 2024, and are obligated to pay future minimum annual royalties of $20,000 in 2025, $50,000 in each of 2026, 2027, and 2028, and $70,000 in 2029 and each year thereafter. The minimum annual royalty payment is creditable against our obligation to pay tiered royalties on annual net sales in the low single-digits. The royalty rates are also subject to reduction upon certain other events. We are also required to pay University of Rochester up to an aggregate of $950,000 upon the achievement of certain specified development and commercial milestones for each licensed product. In addition, we are required to pay a tiered mid-single-digit to mid-double-digit percentage of revenue arising from any sublicenses granted by us to third parties.

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

Pursuant to the Beam Agreement, we originally had the option, for a period of one year from the effective date of the Beam Agreement, to select additional antigen targets, with respect to our allogeneic T cell programs, or human cell types, with respect to our stem cell-derived programs, in each case, upon our payment of an option payment of $10 million per antigen target or cell type. We subsequently amended the Beam Agreement in July 2022 to extend the term of the option period and to add certain additional rights to the scope of the license for the purpose of supporting research and development of licensed products, and amended the Beam Agreement again in March 2023 to further extend such option period. In addition, we may (i) until the expiration of such option period, elect to replace an antigen target, with respect to our allogeneic T cell programs, or human cell type, with respect to our stem cell-derived programs (Replacement Right) previously selected by us, and (ii) for a period of three years from the effective date of the Beam Agreement, select new gene editing targets, or replace gene editing targets previously selected by us, with respect to any licensed product (Gene Nomination Right). In each case, our rights with respect to exercise of the option, Replacement Right, or Gene Nomination Right are subject to certain limitations.

Pursuant to the Beam Agreement, we paid Beam an upfront payment of $50.0 million. Additionally, with respect to each licensed product, we will be obligated to pay to Beam up to $65.0 million in specified developmental and commercial milestones. We will also be obligated to pay to Beam an aggregate royalty, including any royalty owed by Beam to its licensor, on a licensed product-by-licensed product and country-by-country basis, in the low to mid-single-digits, subject to reduction in certain circumstances, on net sales of each licensed product until the latest of (i) the expiration of certain patents covering such licensed product in the applicable country, (ii) the date on which any applicable regulatory exclusivity, including orphan drug, new chemical entity, data or pediatric exclusivity, with respect to such licensed product expires in such country, or (iii) the 10th anniversary of the first commercial sale of such licensed product in such country.

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

Pursuant to the NIH Agreement, we paid to the NIH an upfront payment of $1.0 million. Additionally, we will be obligated to pay to the NIH (i) up to an aggregate of $9.6 million in specified regulatory, developmental, and commercial milestone payments with respect to each licensed product, and (ii) a payment of $1.0 million upon the assignment of the NIH Agreement to an affiliate upon a change of control. In addition, we are obligated to pay to the NIH (i) a royalty on net sales of licensed products in the low-single-digits, subject to reduction in certain circumstances, and subject to certain annual minimum royalty payments, and (ii) a percentage, ranging from the mid-single-digits to mid-teens, of revenues from sublicensing arrangements. Additionally, if we are granted a priority review voucher by the FDA with respect to a licensed product, we will be obligated to pay to the NIH the greater of (i) $5.0 million or (ii) a percentage in the mid-single-digits of any consideration received for the sale, transfer, or lease of such priority review voucher. We are also obligated to pay to the NIH a percentage in the low-single-digits of the consideration we receive for any assignment of the NIH Agreement to a non-affiliate.

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

In Vivo Cell Engineering Platform

Cobalt Acquisition

In February 2019, we acquired all of the outstanding equity interests in Cobalt Biomedicine, Inc. (Cobalt), a privately-held early-stage biotechnology company, in consideration of the issuance of 36.4 million shares of our Series A-2 convertible preferred stock, valued at $136.0 million. Of the 36.4 million shares of Series A-2 convertible preferred stock issued, 12.1 million shares were contingent on the achievement of a pre-specified development milestone, which was achieved in July 2019. Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain pre-specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application or new drug application for a product based on the fusogen technology. A valuation measurement date would also be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As a result of the Cobalt transaction, we obtained licenses to various technologies and intellectual property rights that relate to the development of our fusogen technology and related fusosome programs, including exclusive license agreements with Flagship Pioneering Innovations V, Inc. (Flagship) and La Societe Pulsalys (Pulsalys), as well as several exclusive options to enter into exclusive license agreements, including one such option with The Regents of the University of California acting through The Technology Development Group of the University of California, Los Angeles (UCLA), with whom we later entered into an exclusive license agreement.

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

Sublicense Agreement with Pulsalys

In August 2018, Cobalt entered into an exclusive sublicense agreement (as amended, the Pulsalys Agreement), with Pulsalys, which Cobalt assigned to us in May 2020, and pursuant to which we obtained an exclusive, worldwide, sublicensable sublicense from Pulsalys of the exclusive license granted to Pulsalys by École normale supérieure de Lyon (ENS Lyon) on behalf of itself and Institut National de la Santé et de la Recherche Médicale (Inserm), Centre National de la Recherche Scientifique (CNRS) and Université Claude Bernard Lyon 1 (collectively, the Co-Owners) under certain patent rights relating to methods to selectively modulate the activity of distinct subtypes of immune cells using engineered virus-like particles. In addition, Pulsalys granted us the first right to negotiate an exclusive license to patent rights covering certain improvements to the licensed patent rights that are owned or held by Pulsalys. We utilize the rights granted under the Pulsalys Agreement in our in vivo fusogenic platform and related fusosome programs. Under the Pulsalys Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products, which efforts we can demonstrate by the achievement of the following diligence milestones: (i) incurring a minimum annual spend of $1.0 million for each of the five years after the effective date of the Pulsalys Agreement, and (ii) submitting an IND within a certain period of time, originally five years, after the effective date of the Pulsalys Agreement. In July 2023, we amended the Pulsalys Agreement to extend such five-year period. Under the Pulsalys Agreement, the Co-Owners will retain the right to practice the licensed patent rights for non-commercial research purposes, alone or in collaboration with third parties. These retained rights do not affect our ability to pursue our programs and product candidates.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Recently, the court in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021) (Catalyst) held that orphan drug exclusivity blocks approval of another company’s application for the same drug for the entire disease or condition for which the drug is granted orphan drug designation, regardless of whether the drug was approved only for a narrower use or indication. However, in January 2023, the FDA published a notice in the Federal Register in response to the Catalyst decision to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan-designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

FDA regulation of companion diagnostics

We or our collaborators may develop an in vitro diagnostic (IVD) to identify appropriate patient populations for investigation or use of our product candidates. These diagnostics, often referred to as companion diagnostics, are regulated as medical devices. In the United States, the Federal Food, Drug, and Cosmetic Act and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance (or decision to grant a De Novo classification request if there is no predicate device), and premarket approval (PMA). The FDA classifies medical devices as Class I, Class II, or Class III devices according to their level of risk, with Class III devices being those with the highest risk. This classification of medical devices affects whether the device will require 510(k) clearance or PMA prior to marketing. In January 2024, the FDA announced its plans to reclassify certain high-risk in vitro diagnostics, including companion diagnostics, as Class II devices. As such, to the extent we or our collaborators develop a companion diagnostic, it may be regulated as a Class II or Class III medical device, depending on its intended use and technical characteristics, among other factors.

If use of companion diagnostic is deemed essential to the safe and effective use of a drug product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the therapeutic product. On August 6, 2014, the FDA issued final guidance titled "In Vitro Companion Diagnostic Devices” addressing the development and approval process for such devices. According to the guidance, for novel product candidates, a companion diagnostic device and its corresponding drug candidate should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device may be considered a significant risk device under the FDA’s Investigational Device Exemption (IDE) regulations, in which case the sponsor of the diagnostic device will be required to submit and obtain approval of an IDE application and subsequently comply with the IDE regulations. However, according to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study if the study meets both the requirements of applicable IDE regulations and the IND regulations. The guidance provides that, depending on the details of the study plan and degree of risk posed to subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

510(k) clearance process

To obtain 510(k) clearance, a premarket notification is submitted to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet required the submission of a PMA application. The FDA’s 510(k) clearance process may take three to 12 months from the date the application is submitted and filed with the FDA, but it may take longer if, among other reasons, the FDA requests additional information, which can significantly prolong the review process. In some cases, the FDA may require clinical data to support substantial equivalence. Notwithstanding compliance with all of the 510(k) clearance requirements, such clearance is never assured.

After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or require a PMA. In addition, the FDA may make substantial changes to industry requirements, including which devices are eligible for 510(k) clearance, which may significantly affect the review and approval process.

De Novo classification process

If a new medical device does not qualify for the 510(k) premarket notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. The Food and Drug Administration Modernization Act of 1997 established a different route to market for low- to moderate-risk medical devices that are automatically placed into Class III due to the absence of a predicate device called the “Request for Evaluation of Automatic Class III Designation,” or the De Novo classification process. This process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk rather than requiring the submission and approval of a PMA. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for 510(k) premarket notification or determines that the device is not low- to moderate-risk and requires PMA or that general controls would be inadequate to control the risks and special controls cannot be developed.

PMA process

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (QSR), which imposes elaborate testing, control, documentation, and other quality assurance requirements. The FDA issued a final rule in February 2024 replacing the QSR with the Quality Management System Regulation (QMSR), which incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the existing QSR. The FDA will begin to enforce the QMSR requirements upon the QMSR effective date of February 2, 2026.

Approval of a PMA submission is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that could substantially delay approval. If the FDA’s evaluation of the PMA submission is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA submission or manufacturing facilities is not favorable, the FDA will deny approval of the PMA submission or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case approval of the PMA submission may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the submission. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which may be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale, and distribution. Once granted, a PMA may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval, or other regulatory standards are not maintained or problems are identified following initial marketing.

Obtaining FDA marketing authorization, De Novo down-classification, or approval for medical devices is expensive and uncertain, may take several years, and generally requires significant scientific and clinical data.

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

Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the United States Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in force in its current form. Other legislative changes have been proposed and adopted since the ACA was enacted, including reductions of Medicare payments to providers through 2032. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive from the sale of products, which could have a material impact on our business.

Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires, beginning in 2026, that manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates, first due in 2023, under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and, beginning in 2025, replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved.

Moreover, there has been recent heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which is likely to continue. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates, if approved, or additional pricing pressures.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 328 employees, 251 of whom were primarily engaged in research and development activities. A total of 179 employees have an advanced degree. None of our employees are represented by a labor union or party to a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards and, with respect to our employees, cash-based performance bonus awards.

In October 2023, we announced a strategic repositioning to increase our focus on our ex vivo cell therapy product candidates. As a result, we reduced our near-term investment in our fusogen platform for in vivo gene delivery, including by delaying the investigational new drug application submission for our SG299 program and reducing our workforce by approximately 29%.

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

A key element of our strategy is to identify and develop a broad pipeline of product candidates using our ex vivo and in vivo cell engineering platforms and advance those product candidates through clinical development for the treatment of various different diseases. The scientific research that forms the basis of our efforts to develop product candidates with our platforms is still ongoing. We are not aware of any FDA-approved therapeutics that are cell products derived from pluripotent stem cells (PSCs) or that utilize our fusogen technology. Further, the scientific evidence that supports the feasibility of developing therapeutic treatments based on our platforms is preliminary, limited, and remains ongoing. We are therefore exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates.

Preclinical and clinical testing of product candidates is inherently unpredictable and may lead to unexpected results, in particular when such product candidates are based on novel technologies. For example, we have not tested our cell engineering platforms on all pluripotent and differentiated cell types or in all microenvironments, and results from one cell type or microenvironment may not translate into other cell types or microenvironments. In addition, our current gene editing approaches rely on novel gene editing reagents that may have unanticipated or undesirable effects or prove to be less effective than we expect. Also, we are in the early stages of testing product candidates developed using our cell engineering platforms in humans, and most of our current data are limited to animal models and preclinical cell lines and assays, which may not accurately predict the safety and efficacy of our product candidates in humans. Additionally, we and third parties may have limited preclinical and clinical data, and a more limited understanding generally, with respect to certain indications, including autoimmune diseases, and we cannot predict the extent to which the safety and efficacy of a product candidate may vary across indications. We may encounter significant challenges creating appropriate models and assays for evaluating the safety and purity of our product candidates and may not be able to provide sufficient data or other evidence, to the satisfaction of regulatory authorities, that certain unexpected results observed in preclinical and clinical testing of our product candidates are not indicative of the potential safety issues of such product candidates. In addition, we may use manufacturing reagents and materials across various programs and initiatives. Certain reagents and materials may be novel and have unknown or unanticipated effects, including with respect to a product candidate’s safety, efficacy, or manufacturability. Any unanticipated or adverse effects related or attributed to such reagents or materials could affect all the programs and initiatives in which they are used, and result in delays and harm our ability to timely and successfully progress our product candidates through preclinical and clinical development.

We may develop program plans and timelines for certain product candidates based on our experience with such product candidates in different indications or with other product candidates that incorporate or were developed with the same technologies based on our expectation that such product candidates will perform and act similarly. However, our product candidates may reveal unexpected, important differences, including with respect to safety or efficacy, when developed in different indications or as compared to such other product candidates, including differences that may require changes to the manufacturing process or clinical development plan that require additional time and resources beyond what we initially anticipated. Any such occurrence could require us to adjust or alter our development plans, which could delay, harm, or prevent our ability to develop and commercialize such product candidates.

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

For example, even if we obtain human data to support continued evaluation and approval of our product candidates, the FDA or comparable foreign regulatory authorities may lack experience in evaluating the safety and efficacy of therapeutics similar to our product candidates or may scrutinize such data more closely than data generated from more established types of biological products. In addition, given that there are no approved PSC- or donor-derived cell therapy products on the market, the FDA and comparable foreign regulatory authorities have not established consistent standards by which to evaluate the safety of such products, and any such standards that they do establish may subsequently change. Moreover, the FDA remains focused on potential safety issues associated with gene and cell therapy products, and as the number of new gene and cell therapy product candidates submitted for FDA review has increased in recent years, the number of clinical holds imposed by the FDA has also increased. For example, the FDA has placed clinical holds on certain product candidates pending further evaluation of genomic abnormalities detected in as few as a single patient following administration of such product candidates. We cannot be certain that the FDA or comparable foreign regulatory authorities will determine that the potential safety risks associated with our product candidates outweigh the potential therapeutic benefits in each indication for which we develop our products, and that they will allow us to commence clinical trials of such product candidates in a timely manner, or at all, or to continue such clinical trials once they have commenced. If we become subject to a clinical hold with respect to any of our product candidates due to a potential safety issue, we cannot guarantee that we will be able to provide the applicable regulatory authority with sufficient data or other evidence regarding the safety profile of such product candidate such that we will be able to commence or resume clinical development of such product candidates in a timely manner or at all. Any such event could delay clinical development of such product candidate, including in other indications, or our other product candidates, increase our expected development costs, increase the length of the regulatory review process, and delay or prevent commercialization of our product candidates. In addition, the evaluation process for our product candidates will take time and resources and may require independent third-party analyses, and our product candidates may ultimately not be accepted or approved by the FDA or comparable foreign regulatory authorities. As such, even if we are successful in building our pipeline of product candidates from our ex vivo and in vivo cell engineering platforms, we cannot be certain that such efforts will lead to the development of approvable or marketable products, either alone or in combination with other therapies.

In response to reports of T cell malignancies in patients that previously received chimeric antigen receptor (CAR) T cell immunotherapies, the FDA announced in November 2023 that it is investigating the risk of secondary cancers and the need for regulatory action for such therapies as a class and has advised of new patient monitoring and reporting requirements with respect to such therapies. In January 2024, the FDA imposed a class-wide boxed warning requirement regarding the occurrence of T cell malignancies for all approved CAR T therapies. The FDA has noted that it currently believes that the overall benefits of these therapies continue to outweigh their potential risks for their approved uses. However, all currently approved CAR T cell immunotherapies are approved only in oncology indications, and there can be no assurance that the FDA or comparable foreign regulatory authorities will reach the same risk-benefit determination in other indications, such as autoimmune diseases. We have received and may in the future receive FDA correspondence requesting updates to certain of our CAR T cell clinical trials to address these developments. Additionally, we and our product candidates may be subject to further regulatory actions or requirements of the FDA or comparable foreign regulatory authorities relating to these therapies, such as requiring a black box warning or other labeling disclosures for any approved products. The occurrence of any of the foregoing could increase the cost and complexity of development and commercialization of, and limit the commercial opportunity for, such product candidates, any of which could have a material adverse effect on our business.

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
•
our ability to address any potential interruptions or delays resulting from external factors, including those related to the current global geo-political, business, and economic environment;
•
the extent of any clinical or regulatory setbacks experienced by other companies developing similar products or within adjacent fields, including autologous and allogeneic cell-based therapies and the fields of gene editing and gene therapy, which could negatively impact the perceptions of the value and risk of our product candidates and technologies;
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

We may not realize the benefits of technologies that we have acquired or in-licensed or will acquire or in-license in the future.

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

For example, in October 2023, we underwent a strategic repositioning pursuant to which we updated our portfolio to increase our focus on our ex vivo cell therapy product candidates and reduce our near-term investment in our fusogen platform. As part of this reduction, we shifted our focus on fusogen to research activities. We expect to encounter increased costs and difficulties if and when we expand preclinical development and initiate clinical development for product candidates derived from our fusogen platform, including those related to scaling up and driving forward clinical development and manufacturing activities. As a result, there is increased risk that the benefits we expected from the fusogen platform at the time of the Cobalt acquisition may be more expensive and difficult to obtain or may not occur at all.

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

Additionally, we may not be successful in our efforts to acquire or obtain rights to certain technologies or products that are necessary for the success of our product candidates or technologies on acceptable terms or at all, including because we may be unable to successfully or timely negotiate the terms of an agreement with the third-party owner of such technology or products or such third party may have determined to deprioritize such technology or products. Such transactions, as well as other strategic relationships we may enter into, may also be impacted by policies of or actions by certain regulatory authorities, such as the Federal Trade Commission (FTC), that have jurisdiction over various aspects of such transactions and relationships. If we are not able to acquire or obtain rights to certain technologies or products on which certain of our product candidates or technologies may depend, it may be necessary for us to delay, reduce, or curtail the development of such product candidates or technologies, or incur additional costs in order to continue development without such rights.

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

Our success depends upon the continued contributions of our key management, scientific, and technical personnel, many of whom have been instrumental for us and have substantial experience with our cell engineering platforms and their underlying technologies and related product candidates. Given the specialized nature of our ex vivo and in vivo cell engineering technologies and the fact that we are operating in novel and emerging fields, there is an inherent scarcity of personnel with the requisite experience to fill the roles across our organization. As we continue developing our product candidates and building our pipeline, we will require personnel with medical, scientific, or technical qualifications and expertise specific to each program. The loss of key management and senior scientists or other personnel could delay our research and development activities. In addition, the loss of key executives could disrupt our operations and our ability to conduct our business. Despite our efforts to retain valuable employees, all of our employees are at-will employees, and members of our management, scientific, and development teams may terminate their employment with us at any time, with or without notice. Moreover, regulations or legislation impacting our workforce, such as the proposed rule published by the FTC that would, if issued, generally prohibit employers from imposing non-compete obligations on their employees and require employers to rescind existing non-compete obligations, may lead to increased uncertainty in hiring and competition for talent, and harm our ability to protect our company, including our intellectual property, after termination of employment. If our retention efforts are unsuccessful now or in the future, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business.

Further, certain of our key employees, including Drs. Terry Fry and Steve Goldman, retain partial employment at academic institutions. We may in the future have other employees that have similar employment arrangements. These arrangements expose us to the risk that these individuals may return to their academic positions full-time, devote less of their time or attention to us than is optimal, or potentially expose us to claims of intellectual property ownership or co-ownership by their respective academic institutions.

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

A key part of our strategy is operating our own manufacturing capabilities, including our own manufacturing facilities. In June 2022, we entered into a long-term lease to establish and develop our own current good manufacturing practices (cGMP) manufacturing facility in Bothell, Washington (the Bothell facility). In addition, in January 2022, we entered into an agreement with the University of Rochester, pursuant to which we have obtained access to manufacturing capabilities within University of Rochester Medical Center’s (URMC) cell-based manufacturing facility (the URMC site) to support manufacturing of product candidates across our portfolio for early-stage clinical trials.

Designing and building out the Bothell facility and the URMC site are time-consuming and require significant resources, including a reallocation of certain of our existing financial, human, and other resources, including the time and attention of our senior management. In addition, given the volatility in the costs of building materials, as well as the impact of rising rates of inflation in recent years and which may occur in the future, building out our manufacturing capabilities may be more expensive than we expect. We do not have experience as a company in developing internal manufacturing capabilities, and we may experience unexpected costs or delays or be unsuccessful in developing our internal manufacturing capabilities in time to support registration-enabling clinical trials of our product candidates or at all. In order to build out the Bothell facility and the URMC site, we will need to continue to engage third-party service providers and obtain equipment and third-party technology necessary to manufacture our product candidates. However, we may not be able to negotiate agreements with third parties or access necessary technologies on commercially reasonable terms or at all. Moreover, there is no guarantee that the space that we are leasing to develop the Bothell facility will not change ownership over the term of the lease or be subject to additional zoning or other restrictions, and that, in such an event, we will be able to continue to build or operate the facility without restriction or further delay or cost.

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

We currently rely, and expect we will continue to rely, on CDMOs to manufacture our product candidates for preclinical studies and clinical trials. Moreover, it may take us longer to establish and operationalize our Bothell facility than we originally anticipated, which may delay our ability to begin manufacturing certain of our product candidates internally and extend the period of time during which we must solely rely on CDMOs for the manufacture of such product candidates. For example, we may rely on our CDMOs for the potential registration and commercial launch of our first product candidate under our current clinical development timelines, and if there are any delays in our ability to establish and operationalize the Bothell facility, we may be required to rely more heavily on our CDMOs for the potential registrations and commercial launches of additional product candidates as well.

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

We may encounter difficulties in managing our growth if and as we expand our operations, including our development and regulatory capabilities, which could disrupt our operations and otherwise harm our business.

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

Despite our workforce reductions, if we have success in our initial clinical trials, we expect continued growth in the scope of our operations, particularly if and as we advance our product candidates into and through IND-enabling studies and clinical trials and continue to establish and develop our regulatory, quality, and clinical operations and supply chain logistics and manufacturing. To manage our growth, we have implemented and improved, and plan to continue to implement and improve, our managerial, operational, and financial systems, and continue to recruit and train additional qualified personnel. However, due to our limited financial resources and the complexity of managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train sufficient additional qualified personnel to achieve our business objectives within our desired timelines. The continued expansion of our operations will be costly and may divert our management and business development resources. For example, members of management will have significant added responsibilities in connection with effecting and managing our growth, including identifying, recruiting, integrating, maintaining, and motivating current and future employees, effectively managing our internal development efforts, including the clinical and regulatory (e.g., FDA) review process, while complying with our contractual obligations to third parties, and maintaining and improving our operational, financial, and management controls, reporting systems, and procedures. In addition, as we grow, we may be required to rely more heavily on third-party service providers, which exposes us to risks to which we would not be subject if we performed all work internally, as described elsewhere in these Risk Factors. Our inability to successfully manage our growth could disrupt our operations and otherwise harm our business, including by delaying execution of our programs and business plans.

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

Certain aspects of our cell engineering platforms rely on the ability to modify the genome, including by editing genes. Public perception may be influenced by claims that genome modification is unsafe, and products using or incorporating genome modification may not gain the acceptance of the public or the medical community. Similarly, general perceptions of products relying on ex vivo or in vivo cell engineering techniques may be impacted by developments across the pharmaceutical and biotechnology industries, including those affecting or related to other companies, including those developing products that are similar or within adjacent fields or that are being developed in the same indications. Negative perceptions of genome modification, including gene editing, or of cell or gene therapy products generally, may result in fewer physicians being willing to enroll patients into clinical trials of our product candidates or prescribing our treatments, reduce the willingness of patients to participate in clinical trials of our product candidates or use our treatments, or otherwise negatively impact the development of our product candidates.

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

Before an IND or comparable foreign submission can be submitted to the FDA or a comparable foreign regulatory authority and be cleared or otherwise become effective, which is a prerequisite for conducting clinical trials on human subjects, a product candidate must successfully progress through extensive preclinical studies, which include preclinical laboratory testing, animal studies, and formulation studies conducted in accordance with good laboratory practices. In addition, to obtain the requisite regulatory approvals to ultimately market and sell any of our product candidates, we or any future collaborator for such product candidate must satisfy the FDA’s or a comparable foreign regulatory authority’s legal standards with respect to safety, purity, and potency, or efficacy, which may include, among other things, demonstrating through adequate and well-controlled clinical trials that the benefits of the product candidate outweigh its known risks for the intended patient population.

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

Preclinical testing of our product candidates may be delayed or otherwise unsuccessful, which would harm our ability to commence and successfully complete clinical trials of, and ultimately commercialize, such product candidates.

Applicable laws and regulations require us to conduct preclinical testing of our product candidates in animals before initiating clinical trials involving humans, and the results and timing of such testing are uncertain. We may experience delays in or difficulty completing studies of our product candidates in animals for various reasons. For example, due to global supply chain issues caused by global geo-political, economic, and other factors beyond our control, as described elsewhere in these Risk Factors, we have experienced and may continue to experience difficulty and increased costs in accessing animal models, specifically certain NHP models, which could delay completion of our preclinical studies involving such models or harm our ability to conduct or complete such studies at all, and could limit the potential patient population for our product candidates.

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

In addition, such legal and regulatory requirements may change over time, including in a manner that could cause us to incur delays or additional expense in order to comply. For example, the regulatory landscape related to clinical trials in the European Union (EU) continues to evolve. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike the EU Clinical Trials Directive, which required a separate clinical trial application (CTA) to be submitted to both the competent national health authority and an independent ethics committee in each EU member state in which the clinical trial will be conducted, the CTR provides for a centralized process. The CTR allows sponsors for multi-center trials to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA assessment procedure has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. The decision of each EU member state is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical studies may proceed. The CTR foresees a three-year transition period. Compliance with the CTR requirements by us and our service providers, such as CROs, may impact our development plans. For example, because the CTR requires coordination of application review and processing across multiple member states, our ability to commence clinical trials in accordance with our timelines could be delayed. Further, as discussed elsewhere in these Risk Factors, the United Kingdom (UK) withdrew from the EU in 2020, and uncertainty remains as to whether and to what extent certain UK laws and regulations will be aligned with those of the EU, including the CTR, which does not apply in the UK. Local requirements in the UK and the EU have diverged and may further diverge in the future, which could impact any UK clinical and development activities we may conduct. In addition, clinical trial submissions in the UK must be separate from those submitted to EU member states, adding further complexity, cost, and potential risk to any clinical and development activity in the UK.

If we are unable to satisfy applicable legal or regulatory requirements for an IND or comparable foreign submission, or experience delays in doing so, clinical development of our product candidates may be delayed or we may be unable to execute clinical trials of the applicable product candidate in the relevant jurisdiction. For example, we may decide not to submit an IND or comparable foreign submission in certain jurisdictions due to applicable legal or regulatory requirements in such jurisdiction, including based on future changes to such requirements. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or a comparable foreign submission, we cannot guarantee that such regulatory authorities will not change their requirements in the future, which could require us to make costly changes to and delay the conduct of our clinical trials or require suspension or termination of such trials entirely. In addition, because the manufacturing of our product candidates, including our ex vivo CAR T cell product candidates, is in its early stages and continues to evolve, we expect that manufacturing-related matters such as chemistry, manufacturing, and controls, including product specifications, will continue to be a focus of regulatory review of our INDs or comparable foreign submissions, which may delay our ability to proceed with the relevant clinical trials. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or comparable foreign submissions.

Clinical drug development is a lengthy and expensive process with uncertain timelines and outcomes. If clinical trials of any of our product candidates are prolonged or delayed, or need to be terminated, we may be unable to obtain required regulatory approvals and commercialize such product candidates on a timely basis or at all.

Clinical trials are expensive, complex, and can take many years to complete, and their outcomes are inherently uncertain and their data subject to varying interpretations and analyses. Product candidates in later-stage clinical trials may fail to produce the same results as observed in earlier trials or fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and earlier clinical trials.

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

•
delays in or failure to reach agreement with prospective CROs and other service providers, clinical trial sites, or companion diagnostic development partners on acceptable terms, or at all;
•
difficulty in recruiting clinical trial investigators or clinical trial sites of appropriate competencies and experience, including due to pre-existing commitments or resource and other infrastructure constraints, including resource allocation to other clinical trials, such as those of our competitors;
•
delays in or inability to timely manufacture sufficient quantities of a product candidate for use in clinical trials, including due to lack of sufficient availability of suitable donor material from eligible and qualified donors for the manufacture of our ex vivo cell engineering product candidates;
•
failure of a product candidate to meet acceptable quality or stability standards, or failure to manufacture product candidates in accordance with cGMP and other applicable laws, regulations, and guidelines;
•
delays in establishing the appropriate dosage levels in clinical trials;
•
delays in or inability to recruit, enroll, and retain suitable patients in a trial, as discussed elsewhere in these Risk Factors;
•
failure of patients to complete a trial or return for post-treatment follow-up;
•
difficulty in identifying the sub-populations that are the target group for a particular trial, which may delay enrollment and reduce the power of a clinical trial to detect statistically significant results;
•
clinical sites deviating from trial protocol or dropping out of a trial;
•
delays caused by the addition of new investigators or clinical trial sites or replacement of existing investigators or sites;
•
safety, efficacy, or other concerns arising out of investigator-sponsored clinical trials (ISTs) involving our product candidates or technologies;
•
safety or tolerability concerns relating to the product candidate being tested that could cause us or governmental authorities, as applicable, to suspend or terminate a clinical trial or program or impose a clinical hold, including if participants are being exposed to unacceptable health or safety risks or experiencing undesirable side effects, there are other unfavorable characteristics of the product candidate, or regulators deem our product candidate to have the potential for comparable undesirable side effects or risks to those of other product candidates, including those under development by us or third parties, due to compositional, biologic, mechanistic, sourcing, or other similarities;
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
•
claims that the product candidate being tested infringes third-party intellectual property rights, including any resulting injunctions that may prevent further use of such product candidates and interfere with the progress of the trial; and
•
business interruptions resulting from geo-political actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods, and fires, or disease.

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

In addition, the complexity and novelty of certain product candidates, the clinical trial design, and the indications for which such product candidates are being developed, as well as the combination of these factors, could negatively affect our ability to successfully execute and complete clinical trials of such product candidates in accordance with our timelines. For example, clinical trials involving certain indications, such as autoimmune diseases, may require the involvement and alignment of medical professionals across various specialties. Additionally, we may evaluate certain of our product candidates in multiple indications, including in oncology and B-cell-mediated autoimmune diseases, and across a broad range of diseases in a single clinical trial. Because these diseases can vary significantly, doing so may introduce additional complexities and challenges with executing our clinical trials, any of which could increase the time and expense required to commence and complete the applicable trial. Further, to the extent we develop our product candidates for multiple indications, the occurrence of any potential safety issues or significant side effects with respect to a particular indication or study could negatively affect the development of such product candidate in all indications. We and third parties involved in our clinical trials may not have sufficient resources to adequately address such complexities in accordance with our timelines or at all. If we experience delays in completing, or are required to terminate, any clinical trial of our product candidates, the commercial prospects of the relevant product candidates will be harmed, and our ability to generate product revenues from these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, delay our ability to obtain regulatory approval for the relevant product candidate, and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates, which may impair our ability to commercialize our product candidates and harm our business and results of operations.

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
•
the severity of the disease under investigation, including patients’ prior lines of therapy and treatment;
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
•
the availability of patients resulting from the impact of any pandemic, epidemic, or disease outbreak;

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

In particular, our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our product candidates. In addition, because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct at least some of our clinical trials at the same sites as those used by our competitors. Competition with other clinical trials may reduce the number and types of patients available to participate in our trials, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Moreover, enrolling patients in clinical trials for diseases for which there is an approved standard of care is challenging, as patients will first receive the applicable standard of care, and many patients who respond positively to the standard of care do not enroll in clinical trials. In addition, although patients who fail to respond positively to the standard of care treatment may be eligible for clinical trials of our product candidates, treatment with prior regimens may render our product candidates less effective in clinical trials. As a result, the number of eligible patients who have the potential to benefit from our product candidates could be limited, which could extend development timelines or increase costs for our programs.

The circumstances described above and elsewhere in these Risk Factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. If we are unable to timely recruit and enroll patients for our clinical trials, enroll a sufficient number of patients to complete our clinical trials as planned, or retain patients in our clinical trials, we may be required to change our trial design, recruit and enroll a different population of patients than we anticipated, or recruit and enroll patients in geographies that are more challenging. We may not be fully prepared to address such challenges, and even if we are able to address such challenges, the results of our clinical trials may be negatively impacted. Delays in the completion of any clinical trial we may conduct will increase our costs, slow down the development and approval process, and delay or potentially jeopardize our ability to commence product sales and generate revenue for the relevant product candidate. In addition, some of the factors that may cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

To obtain the requisite regulatory approvals to market and sell any of our current or future product candidates , we or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials of the product candidate, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidate meets the FDA’s or such comparable foreign regulatory authorities’ legal standards with respect to safety, purity, and potency, or efficacy, which may include, among other things, demonstrating through adequate and well-controlled clinical trials that the benefits of the product candidate outweigh its known risks for the intended patient population. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects associated with our product candidates. In such an event, clinical trials of such product candidates could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of such product candidates for any or all targeted indications. In addition, the FDA or comparable foreign regulatory authorities may more closely scrutinize any side effects or safety concerns associated with our product candidates in the context of the potential benefits observed in diseases that are not immediately life-threatening, such as certain autoimmune diseases, which could harm our ability to develop or obtain regulatory approval for applicable product candidate in such diseases. Moreover, the occurrence of such side effects could negatively affect our ability to recruit and enroll patients in our clinical trials or the ability of enrolled patients to complete the clinical trials, or result in product liability claims. For example, patients with diseases that are not immediately life-threatening, including certain autoimmune diseases, and their physicians may be less likely to enroll or recommend enrollment in clinical trials of our product candidates if there is a risk of certain side effects or safety concerns and may be more likely to cease their participation in such clinical trials if they experience certain side effects. Similar events may occur if it is determined that there are side effects or safety concerns associated with other products or product candidates that are, or are perceived to be, similar to ours. Any of these occurrences could significantly harm our business, financial condition, and prospects.

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

In the event that any of our product candidates receives regulatory approval and we or others later determine that such product may cause undesirable or unacceptable side effects, a number of potentially significant negative consequences could result, including:

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

ISTs involving our product candidates or technologies pose or are subject to similar risks to those set forth elsewhere in these Risk Factors relating to clinical trials that we conduct ourselves. Although ISTs may provide us with clinical data that can inform the development strategy for our product candidates, we will be unable to control the timing, design, and conduct of such ISTs or regulatory matters with respect to such ISTs, including the submission, clearance or approval, or maintenance of any IND or comparable foreign submission required to conduct such ISTs. In addition, we would not control the data collection and reporting, including timing thereof, with respect to any ISTs, and may not control the manufacturing of the product candidate or technology to be tested in any such ISTs. A delay in the timely completion of or reporting of data from any potential IST, including as a result of manufacturing complications or delays, which could occur for various reasons such as the need to obtain additional licenses, delays in recruiting, enrolling, or retaining patients, or other potential issues, including those described in these Risk Factors, could have a material adverse effect on our ability to further develop our product candidates or to advance our product candidates through subsequent clinical trials. Negative results from an IST could have a material adverse effect on our business and prospects and the perception of our product candidates and technologies. Additionally, there is a possibility that ISTs may be conducted under less rigorous clinical standards than those used in company-sponsored clinical trials. Accordingly, the FDA and comparable foreign regulatory authorities may more closely scrutinize the resulting data and may not view these data as providing adequate support for future clinical trials, whether sponsored by us or third parties. In addition, any potential IST could demonstrate marginal efficacy or reveal clinically relevant safety concerns that could delay the further clinical development or regulatory approval of our product candidates. Further, data from a potential IST may fail to demonstrate efficacy for various reasons, including those unrelated to our product candidates or technologies, which may negatively impact the perception of such product candidates and technologies, despite their potential for future success. To the extent that the results of any ISTs raise safety or other concerns regarding our product candidates or technologies, regulatory authorities may question the results of such ISTs or other clinical trials involving the relevant product candidate or technology. Safety concerns arising from any potential ISTs may cause the FDA or comparable foreign regulatory authorities to impose partial or full clinical holds on our product candidates, including product candidates that were developed using the same technology or manufactured using the same reagents and materials as those product candidates that are the subject of such ISTs, which could delay or prevent us from advancing our product candidates into further clinical development and require us to discontinue our development of such product candidates. The occurrence of any of the foregoing would severely harm our business and prospects.

The manufacture of our product candidates is complex. We or our CDMOs may encounter difficulties in production, which could delay or entirely halt our or their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.

Our product candidates are considered to be biologics, and the process of manufacturing biologics is complex and requires significant expertise and capital investment, including with respect to the development of advanced manufacturing techniques and process controls. As described elsewhere in these Risk Factors, we have entered into a long-term lease to establish manufacturing capabilities at the Bothell facility and have entered into an agreement to access manufacturing capabilities within URMC’s cell-based manufacturing facility. We currently rely, and expect to continue to rely, on CDMOs for the manufacture of certain of our product candidates for preclinical and clinical studies. We also anticipate that we will continue to rely on CDMOs for at least some portions of our supply chain following commercialization of any product candidates for which we may receive regulatory approval. As described elsewhere in these Risk Factors, we expect that we will also be required to transition certain manufacturing processes and know-how, including to our CDMOs and to the Bothell facility and the URMC site, over time, which is a complex process with which we have limited experience. If we experience any delays or issues with the foregoing, our ability to begin manufacturing certain of our product candidates internally could be delayed, and we may need to rely to a greater extent on CDMOs for the manufacture of such product candidates for longer than we currently anticipate.

To date, we and our CDMOs have limited experience in manufacturing of cGMP batches of our product candidates. Our CDMOs and, once we begin to operate the Bothell facility and the URMC site, we, must comply with cGMPs and other complex regulations and guidelines applicable to the manufacturing of biologics for use in clinical trials and, if approved, commercial sale, and any inability or failure to comply with such regulations and guidelines could delay our clinical trials or prevent us from being able to commence clinical testing at all. To date, we have not scaled the manufacturing processes with respect to our product candidates for later-stage clinical trials and commercialization, and we and our CDMOs may not have sufficient capacity, resources, or capabilities to scale such manufacturing processes in accordance with our desired timelines or at all. Further, certain of our product candidates may have characteristics that present increased manufacturing complexity and necessitate longer manufacturing timelines. If we are unable to successfully scale the manufacturing process for these product candidates, including in compliance with cGMP quality requirements, or adapt such manufacturing process to meet late-stage development or commercial quality requirements, we may not be able to manufacture sufficient quantities of compliant product candidates, or manufacture them in a timely manner, which would harm our ability to clinically develop and commercialize such product candidates. In addition, the manufacturing of our product candidates, including large-scale manufacturing, may require the development of novel processes for upstream and downstream activities, including analytical technologies, which could cause delays in the scaling of manufacturing, as well as greater costs that could negatively impact the financial viability of our product candidates. We cannot be sure that the manufacturing processes employed by our CDMOs or the technologies that our CDMOs incorporate into our manufacturing processes will result in viable or scalable yields of ex vivo and in vivo cell engineering product candidates that will have acceptable safety, purity, potency, or efficacy profiles and, if approved, meet market demand.

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

We must obtain suitable donor material from eligible and qualified donors for the manufacture of product candidates from our ex vivo cell engineering platform. If we are unable to obtain sufficient quantities of suitable donor material in a timely manner or at all, including if we are unable to find donors who meet the eligibility criteria or as a result of geo-political, economic, and other factors beyond our control that may prevent individuals from donating blood, we may experience delays in manufacturing our ex vivo product candidates, which would harm our ability to conduct clinical trials of or to commercialize these product candidates.

In addition, we require many reagents, which are drug substance intermediates used in our manufacturing processes to bring about chemical or biological reactions, and other specialty raw and intermediate materials, consumables, and equipment, for our manufacturing processes and for quality control testing of our product candidates, some of which are manufactured or supplied by small companies with limited resources and experience with respect to supporting clinical or commercial biologics production. Some of these suppliers may not have the capacity or resources to support manufacturing of products under cGMP on our timelines or at all or may otherwise be ill-equipped to support our needs, including if and as we expand our manufacturing activities to support later-stage clinical trials and, for any product candidates that may receive regulatory approval, commercialization. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to variable patient outcomes and possible adverse events. We also do not have supply contracts with many of these suppliers and may not be able to enter into supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key reagents, materials, consumables, and equipment to support clinical or commercial manufacturing, which could delay development and commercialization of our product candidates.

For some of these reagents, materials, consumables, and equipment, we and our CDMOs currently rely and may in the future rely on sole source vendors or a limited number of vendors. We may be unable to continue to source reagents, materials, consumables, or equipment from any of these vendors for various reasons, including due to regulatory actions or requirements affecting a vendor, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demand from other customers and supply limitations, or quality issues. Additionally, due to global geo-political, economic, and other factors beyond our control, there has been, and there are and may continue to be, a shortage of key materials, consumables, and equipment that are necessary to manufacture our product candidates, including certain consumables such as bags, flasks, and pipette tips, which could affect our or our CDMOs’ ability to obtain the materials, consumables, and equipment necessary to manufacture our product candidates. If any of the foregoing events were to occur, we may experience delays in manufacturing our product candidates, which would harm our ability to conduct future clinical trials and, if approved, commercialize our products and generate product revenues in a timely manner or at all.

Additionally, as described elsewhere in these Risk Factors, rising rates of inflation in recent years have resulted in substantial increases in the costs associated with manufacturing our product candidates, including the costs of materials, consumables, and equipment, that we are unable to offset. Given the unpredictable nature of the current economic climate, including future rates of inflation, it may be increasingly difficult for us to predict and control our future expenses, which may harm our ability to conduct our business.

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

We would require significant financial and management resources to defend against any product liability claims, even if we are successful in such defense. Regardless of the merits or eventual outcome, liability claims may result in decreased demand for our product candidates, negative publicity and injury to our reputation, withdrawal of clinical trial participants, investigations by regulatory authorities, costs to defend the related litigation, diversion of management’s time and our resources, substantial monetary awards to clinical trial participants or patients, product recalls, withdrawals, or labeling, marketing, or promotional restrictions, loss of revenue, exhaustion of any available insurance and our capital resources, inability to commercialize our product candidates, and a decline in our share price.

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

Risks Related to Our Dependence on Third Parties

We rely, and expect to continue to expect to rely, on CDMOs, including third-party testing laboratories, to manufacture our product candidates, as well as materials used in the manufacturing of our product candidates, including testing of such product candidates and materials. Any failure by a CDMO to properly produce acceptable materials or product candidates for us or any failure by us or such CDMO to obtain authorization from the FDA or comparable foreign regulatory authorities or otherwise satisfy regulatory requirements with respect to such manufacturing of our product candidates may delay or impair our ability to initiate or complete our clinical trials, obtain regulatory approvals, or commercialize approved products.

We do not currently own or operate any cGMP manufacturing facilities, nor do we have any in-house cGMP manufacturing capabilities. Until we are able to begin manufacturing our product candidates at our Bothell facility, we will rely in part on CDMOs, including third-party testing laboratories, to manufacture our product candidates for use in preclinical and clinical testing and expect to continue to rely on such CDMOs to manufacture certain of our product candidates thereafter as part of our manufacturing strategy.

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

In addition, we rely on multiple CDMOs to produce sufficient quantities of materials required for the manufacture of our product candidates for preclinical testing and clinical trials and intend to continue to rely on such CDMOs for the commercial manufacture of certain of our products, if approved. Global supply chain shortages and rising rates of inflation in recent years have resulted in substantial increases in the costs of materials, including raw materials, reagents, consumables, and equipment that are required to make or used in the manufacture of our product candidates. If we are unable to obtain such items from third-party sources, or fail to do so on commercially reasonable terms, we may not be able to produce sufficient supply of product candidate or we may be delayed in doing so. Such inability or failure, or any substantial delay in obtaining such items, could materially harm our business.

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

Pharmaceutical manufacturers are also subject to extensive post-marketing oversight by the FDA and comparable regulatory authorities in the jurisdictions where a product is marketed, including periodic unannounced and announced inspections by the FDA to assess compliance with cGMP requirements. Any failure by one of our CDMOs to comply with cGMP or to provide adequate and timely corrective actions in response to deficiencies identified in a regulatory inspection could result in further enforcement action that could lead to a shortage of products and harm our business, including withdrawal of approvals previously granted, seizure, injunction, or other civil or criminal penalties. The failure of a CDMO to address any concerns raised by the FDA or comparable foreign regulatory authorities could also lead to plant shutdown or the delay or withholding of product approval by the FDA in additional indications or by comparable foreign regulatory authorities in any indication. In addition, because our CDMOs also provide manufacturing services to other companies, including our competitors, there is a risk that our CDMOs may experience the issues described in this Risk Factor with respect to such third parties and their product candidates as well. The occurrence of any such issues could restrict, partially or completely, or otherwise negatively impact such CDMO’s ability to timely and successfully perform its obligations for us with respect to our own product candidates, which would harm our ability to continue manufacturing and commercialize such product candidates. Certain countries may impose additional requirements on the manufacturing of drug products or drug substances, and on manufacturers, as part of the regulatory approval process for products in such countries. The failure by our CDMOs to satisfy such requirements could impact our ability to obtain or maintain approval of our products in such countries. In addition, as described elsewhere in these Risk Factors, our CDMOs may be subject to various other laws and regulations, compliance with or the effect of which could harm our relationship with such CDMOs and negatively impact our business.

If we are unable to obtain sufficient raw and intermediate materials on a timely basis or if we experience other manufacturing or supply interruptions or difficulties, we may be unable to resume supply of such materials or other manufacturing activities within a reasonable time frame and at an acceptable cost or at all, which could materially adversely affect our business.

The manufacture of our product candidates requires the timely delivery of sufficient amounts of raw and intermediate materials. We purchase, and rely on our CDMOs to purchase, certain of these materials from third-party suppliers in order to produce our product candidates for our preclinical studies. There are a limited number of suppliers of these materials, and we may need to assess alternate suppliers to prevent possible disruption of manufacturing of our product candidates for our preclinical studies, our future clinical trials, and if ultimately approved, commercial sale. We rely, and expect to continue to rely, on our CDMOs to purchase materials in order to produce product candidates for our clinical trials; however, we do not have any control over the process or timing of the acquisition of these materials by our CDMOs or the costs of such materials. We work closely with our CDMOs and suppliers, as applicable, to ensure the continuity of supply, but we cannot ensure that these efforts will always be successful. Further, although we strive to diversify our sources of raw and intermediate materials, in certain instances we acquire raw and intermediate materials from a sole supplier. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to supply these materials for our intended purpose. Alternative sources of supply may exist when we rely on sole supplier relationships, but we cannot ensure that, if needed, we would be able to quickly establish additional or replacement sources for some materials. The lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in the event a new supplier must be used. In addition, the time and effort to qualify a new supplier could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which would negatively impact our operating results. Although we generally would not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate, or the raw or intermediate material components thereof, for an ongoing clinical trial due to the need to replace a supplier could considerably delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidates. Moreover, we currently do not have any agreements for the commercial supply of these raw or intermediate materials. A reduction or interruption in supply of raw or intermediate materials combined with an inability of us or our CDMOs to timely establish alternative sources for such supply could adversely affect our ability to manufacture our product candidates or approved products in a timely or cost-effective manner, result in a shortage of product supply, delay the development and any commercial launch of our product candidates, and ultimately impair our ability to generate revenues from sales of any approved products.

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

We rely, and expect to continue to rely, on third parties, including service providers such as CROs, independent clinical investigators, and clinical trial sites, to properly and timely execute or support our preclinical studies and clinical trials and related activities, and to monitor and manage data for our ongoing preclinical and clinical programs and we may rely to a greater extent on such outsourced activities following our October 2023 workforce reduction. However, we are only able to control certain aspects of the activities of these third parties to the extent set forth under our contracts with these third parties, and we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards and rules, and our reliance on these third parties does not relieve us of these obligations. With respect to any of our product candidates that may enter clinical development, we and our CROs and other service providers, as well as our clinical trial sites, including principal investigators, are required, and we rely on them, to comply with good clinical practices (GCP) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce GCPs through periodic inspections of clinical trial sponsors and clinical trial sites, including principal investigators. If we or any of our CROs or other service providers, or any clinical trial sites or principal investigators involved in our trials, fail to comply with applicable GCPs, the clinical data generated from these clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP. In addition, to the extent third parties executing or otherwise supporting our clinical trials, including CROs and clinical trial sites, including principal investigators, fail to conduct such clinical trials in accordance with GCP, fail to timely and successfully enroll patients in our clinical trials, or experience significant delays in the execution of our trials, including delays in achieving full enrollment or clinical trial data collection and analysis, we may experience program delays, incur additional costs, or both, which may harm our business. Our clinical trials must also be conducted using product produced in compliance with cGMP regulations, and our failure to do so may require us to repeat clinical trials, which would delay the regulatory approval process for the relevant product candidate.

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

Risks Related to Intellectual Property and Information Technology

Our success depends on our ability to protect our intellectual property rights and proprietary technologies, and we may not be able to protect our intellectual property rights throughout the world.

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

Patents have limited terms, and in many jurisdictions worldwide, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent’s term is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Given the significant amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic therapies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of January 2024 have terms expected to expire on dates ranging from 2028 to 2042, subject to any patent term extensions that may be available. If patents are issued on our patent applications pending as of January 2024, the resulting patents are projected to expire on dates ranging from 2028 to 2044. In addition, although upon issuance in the United States a patent’s term can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may also be available in the United States and in certain other foreign jurisdictions. However, in the United States, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension in the United States does not extend to the full scope of the patent’s claims, but instead only as to the scope of the product as approved. The laws governing analogous patent term extensions in foreign jurisdictions vary widely and many differ from the process in the United States. Additionally, we may not receive a patent term extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. If we are unable to obtain a patent term extension for any particular patent, or the term of any such extension is less than we request, the period during which we will have the right to exclude others from using the patent rights will be shortened. Our competitors may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch a biosimilar product earlier than might otherwise be the case, which could reduce our revenue, possibly materially. In general, if we do not have sufficient patent term to protect our platform technologies and product candidates, our business and results of operations will be adversely affected.

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

Our internal computer systems, or those used by third parties involved in our operations, such as research institution collaborators, CROs, CDMOs, and other service providers, contractors, or consultants, may fail or suffer security breaches or incidents.

We and third parties involved in our operations are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we currently and will continue to collect, store, and transmit confidential information (including trade secrets or other intellectual property, proprietary business information, including data from our research, preclinical studies, and clinical trials, and personal information). It is critical that we and these third parties do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. For example, we have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors that have access to our confidential information, including those that provide information technology and data security systems and services, and we do not have operational control over these third-party vendors. In addition, we currently and may in the future share or exchange confidential information with other third parties, such as collaborators, licensors, or strategic partners, none of which we have control over and all of which are subject to similar security risks as we are. As such, we are subject to risks not only from security incidents involving our own systems and networks, but also those of third parties with whom we work.

Despite the implementation of security measures (including edge technology designed to identify and protect our network from infiltration by third-party systems), our internal computer systems and those of any third parties involved in our operations, including our third-party research institution collaborators, CROs, CDMOs, and other service providers, contractors, and consultants, including vendors of information technology and data security systems and services, are vulnerable to damage and interruptions from cyberattacks, security breaches and incidents, computer viruses, ransomware, fraud, and other compromises and incidents involving or leading to unauthorized access to or loss, modification, unavailability, use, disclosure, or other processing of confidential information. In addition, certain systems or components thereof require enhanced or otherwise different security measures, which may require us to invest additional resources and may leave such systems more vulnerable to security compromises or incidents. These compromises and incidents may involve acts by current or former employees, service providers (including providers of information technology-specific services), nation states (including groups associated with or supported by foreign intelligence agencies), organized crime organizations, “hacktivists,” or others. For example, SolarWinds Corporation (SolarWinds), a provider of information technology monitoring and management products and services that we used, experienced a cyberattack in 2020 that was likely the result of a supply chain attack by an outside nation state. We took steps to mitigate the vulnerabilities identified within these products and, following our investigations, concluded that our confidential information was not materially accessed, lost, or stolen as a result of this cyberattack. However, there may be unknown effects from this or other cyberattacks that have occurred or may occur in the future, any of which could have a material negative impact on our business. In addition, in certain cases, we may rely on or incorporate third-party software, code, or other similar materials into our systems, processes, and operations, such as in the case of internal software development, which exposes us to various risks, including that such third-party materials may have harmful components that could enable access and harm to our systems and confidential information. If we are unable to or otherwise do not detect these harmful components, or are unable to manage their effects, our business could be significantly harmed.

In addition, the current geo-political climate and tensions between the United States and certain countries, including Russia and China, may increase our vulnerability to such cybersecurity attacks. For example, the conflict between Russia and Ukraine may create heightened threats of ransomware attacks and other cybersecurity threats for certain industries, including healthcare and pharmaceuticals. We continue to monitor and take steps to mitigate this risk, but we cannot ensure that such efforts will be sufficient to protect us from any such cyberattacks or other incidents. In addition, in July 2022, the heads of the FBI and MI5 issued joint warnings regarding the threat posed by China to national security due to the Chinese government’s increasing use of cyber espionage to steal technology from Western corporations and disrupt Western business. Moreover, the biotechnology industry is one of the top industries that China has targeted for domestic growth and development, and it therefore may be a primary target for such cyber espionage efforts. We continue to monitor our systems and upgrade our security capabilities in order to mitigate risk. However, any access to or loss or theft of our confidential information in connection with a future cyberattack could have a material adverse effect on our business.
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

Although we have not, to our knowledge, experienced any material system failure, accident, or security breach to date, because techniques used to obtain unauthorized access to or to sabotage systems are constantly evolving and generally are not recognized until they are launched against a target, we cannot be sure that our current practices, including our security and data protection efforts and investment in information security and technology will detect or prevent future significant breakdowns, data leakages, breaches in our systems or the systems of third parties involved in our operations, such as service providers, contractors, and collaborators, or other compromises or incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If such an event were to occur, it could materially disrupt our operations and programs, the development of our product candidates could be delayed or otherwise negatively impacted, and our business could be significantly harmed. Any such event that leads to unauthorized access to or loss, modification, unavailability, use, disclosure, or other processing of personal information, including personal information regarding our clinical trial subjects or employees, or any reporting or belief that any such event or impact has occurred, could delay further development and commercialization of our product candidates, harm our reputation directly, require us to comply with federal or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. As a result, we could incur significant legal and financial exposure and reputational harm that could have a material adverse effect on our business. In any case, if we experience a cyberattack or security breach or incident, we could incur significant costs to remedy the resulting damage, including costs to deploy additional personnel and security and protection technologies, train employees, and engage third-party experts and consultants. We and the third parties involved in our operations may face difficulties and delays in identifying, responding to, and remediating security breaches and incidents, and we may find it necessary or appropriate to put in place additional measures designed to identify, protect against, and otherwise address cyberattacks and security breaches and incidents. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on commercially reasonable terms or at all.

Further, our personnel, and those of any third parties involved in our operations, including vendors, service providers, collaborators, contractors, and consultants, may develop and use artificial intelligence technologies in the course of performing work for us, including generative artificial intelligence technologies (GenAI) that have the ability to output new content and information based on user inputs. GenAI has the potential to benefit our business and operations, possibly significantly, including by potentially creating efficiencies and enabling powerful research and development that may otherwise not be possible, and we may be at a competitive disadvantage if we do not or are unable to use GenAI, or only use it for limited purposes. However, use of GenAI in connection with our confidential, proprietary, or otherwise sensitive information, including personal data, may result in leaks, disclosure, or otherwise unauthorized or unintended access to or use or other processing of such information, including incorporation of such information into the applicable GenAI system or use of such information to further refine and train the GenAI models. Any such access or use, or any improper or inappropriate use, of GenAI could, for example, reveal trade secrets or other confidential information that may enable third parties to replicate or improve upon our technologies and programs, advance their technologies or programs more rapidly than we do, or otherwise negatively impact the value of, or our ability to obtain or maintain, intellectual property rights. Access to and use and other processing of personal data may subject us to risks and potential liability and obligations under applicable data privacy laws, as described elsewhere in these Risk Factors. Further, we may use the output of GenAI in our technologies, programs, and other aspects of our business, and such output could incorporate third party intellectual property, or we may otherwise be unable to own, protect, further develop, or ultimately use such output, which could significantly harm our business to the extent such technologies, programs, or other aspects of our business rely upon such output. Such output may also be false, non-sensical, biased, or otherwise harmful to our operations and business if incorporated therein. Further, our ability to use GenAI or further develop or use its output may depend on access to specific third-party software and infrastructure, such as processing hardware or third-party artificial intelligence models, and we cannot control the availability or pricing of such software and infrastructure, especially in a highly competitive environment. We may also face novel and urgent cybersecurity risks and emerging ethical risks relating to the use of GenAI, which could adversely affect our operations, assets, including intellectual property and data, and reputation, as well as those of any third parties involved in our operations. Use of artificial intelligence technologies in general, and GenAI in particular, in our business could subject us to additional costs and expenses, litigation, regulatory actions and investigations, and other negative consequences. There is significant uncertainty with respect to the nature of the laws and regulations that have been and may in the future be adopted, including how such laws and regulations will be interpreted and applied, both within and outside of the U.S., with respect to the use of artificial intelligence technologies in general, and GenAI in particular, including the ownership of or right to use the output of GenAI. We may need to expend significant resources to modify and maintain our business practices to comply with such laws and regulations and to otherwise ensure appropriate and lawful use of artificial intelligence technologies, including GenAI and its output, in our technologies, programs, and other aspects of our business.

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

The USPTO and foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar requirements during the patent application process. Additionally, periodic maintenance fees on any issued patent must be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in a failure to perfect a priority claim, abandonment, or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, failure to pay fees, and failure to properly legalize and submit formal documents. In any such event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

The lengthy approval process, as well as the unpredictability of clinical trial results, may prevent us from obtaining regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining whether and when regulatory approval will be granted for any product candidates, including those that we may submit for approval in the future. For example, regulatory authorities in various jurisdictions have in the past had, and may in the future have, differing requirements for, interpretations of, and opinions on preclinical and clinical data, and certain regulatory authorities may more closely scrutinize our data, including our processes for maintaining the integrity of and disseminating such data, in particular, as our product candidates advance into later stages of development. We may be required to conduct additional preclinical studies, alter our proposed clinical trial designs, or conduct additional clinical trials to satisfy the regulatory authorities in each of the jurisdictions in which we hope to conduct clinical trials and develop and, if approved, market our products. In addition, from time to time, the FDA and comparable foreign regulatory authorities may adopt guidance in areas applicable to various aspects of our research and development programs, compliance with which could increase the time and expense required, or make it more difficult, to complete development activities and ultimately obtain regulatory approval for our product candidates.

In addition, even if we obtain approval for any of our product candidates, regulatory authorities may grant such approval for fewer or more limited indications than we request, may not approve the price we intend to charge for such product, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve such product with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product. Notably, to date, the FDA has required that any patient receiving a gene therapy be followed for 15 years post-treatment. This post-treatment follow-up, and any other requirements that the FDA or other regulatory authorities may impose for gene or cell therapy products, increases the cost and complexity of developing and ultimately commercializing such products. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Certain of our product candidates, including SC262, may require or otherwise benefit from use of a companion diagnostic to such product candidate for efficacy, safety, or other reasons. If we or our collaborators are unable to successfully develop and obtain regulatory approval for any necessary companion diagnostics for these product candidates, or experience significant delays in doing so, we may be unable to obtain regulatory approval for, commercialize, and generate revenue from such product candidates or be unable to realize their full commercial potential.

Certain of our product candidates, including SC262, may require or otherwise benefit from use of a companion diagnostic to such product candidate for efficacy, safety, or other reasons. In such cases, the FDA and comparable foreign regulatory authorities may require the development and regulatory approval or clearance of at least one companion diagnostic as a condition to approving such product candidate for use in the relevant patient population. We do not have experience in or capabilities for developing or commercializing companion diagnostics and expect that, if companion diagnostics are needed for our product candidates and satisfactory companion diagnostics are not commercially available, we will need to collaborate with third-party diagnostic development collaborators to perform these functions. The process of identifying suitable collaborators and developing and obtaining approval or clearance for companion diagnostics is lengthy, costly, uncertain, and time-consuming.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and may require separate regulatory approval prior to commercialization. The approval or clearance of a companion diagnostic as part of a therapeutic product’s further labeling limits the use of the therapeutic product to only those patients who express the specific characteristic that the companion diagnostic was developed to detect. For any companion diagnostic developed for use with one of our product candidates, we or our collaboration partners may experience delays in obtaining or may be unable to obtain regulatory approval or clearance for or be able to continue marketing of such companion diagnostic for various reasons, such as difficulties in manufacturing, technology transfer activities, or obtaining adequate third-party reimbursement, which could harm our business. If we or our collaboration partners are unable to obtain necessary regulatory approvals or clearance for companion diagnostics necessary for our product candidates or experience delays in doing so, we may suffer significant negative consequences, including:

•
we may be unable to successfully complete clinical trials of the applicable product candidate;
•
the applicable product candidate may not receive marketing approval on a timely basis or at all, if its safe and effective use depends on use of a companion diagnostic; or
•
we may not realize the full commercial potential of the applicable product candidate.

The occurrence of any of these events could harm our business, possibly materially.

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

We may in the future seek accelerated approval for one or more of our product candidates. Under the FDA’s Accelerated Approval Program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that is reasonably likely to provide a meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

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

In response to certain concerns regarding the current accelerated approval pathway, Congress has considered and may in the future consider legislation that could change aspects of the accelerated approval pathway, including in ways that may have uncertain outcomes. For example, in December 2022, President Biden signed an omnibus appropriations bill to fund the United States government through fiscal year 2023, included in which is the Food and Drug Omnibus Reform Act of 2022, which, among other things, introduced reforms intended to expand the FDA’s ability to regulate products receiving accelerated approval, including by increasing the FDA’s oversight over the conduct of confirmatory studies, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. To the extent the FDA requires us to amend the design of our clinical trials or requires additional trials to meet changes in the data requirements for approval, our clinical timelines and approval will be delayed, which could have an adverse effect on our business and operations. However, the ultimate impact of these reforms remains unclear. In addition, there is uncertainty regarding the extent to which reimbursement will be available for products that receive approval through this pathway. As a result, even if we obtain approval for a product candidate through this pathway, we may not receive reimbursement at the levels we expect, which could harm our ability to generate revenue and achieve or sustain profitability. The future of the Accelerated Approval Program is uncertain, and we cannot predict which, if any, additional changes Congress, the FDA, or other governmental authorities will make, when such changes will be adopted, or how existing or future changes will affect our business. These changes may alter the accelerated approval requirements in ways that make it more difficult or otherwise negatively impact our ability to obtain accelerated approval for our product candidates, and could increase the burden of compliance with post-marketing requirements, each of which could increase our costs and harm our ability to commercialize our products and achieve and sustain profitability.

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
•
refuse to approve our pending applications or supplements to approved applications;
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

If any of these events were to occur or if we otherwise fail to comply with ongoing legal and regulatory requirements, our ability to commercialize and generate revenue from our product candidates could be significantly impaired and we may incur substantial additional expense, which could materially adversely affect our business, financial condition, results of operations, and the overall value of our company. Moreover, the policies of the FDA and comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products may be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel, including personnel with the expertise necessary to evaluate product candidates such as ours, and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years. Moreover, these and other factors have increased the uncertainties associated with interpreting the FDA’s guidance and predicting its areas of focus and responses to various issues. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also extend the time necessary for new biologics or modifications to licensed biologics to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns, staffing shortages, budget restrictions, or other changes in government policies prevent the FDA or comparable foreign regulatory authorities from conducting their normal operations, such as regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires, beginning in 2026, manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates, first due in 2023, under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and, beginning in 2025, replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of the IRA and these judicial challenges on the pharmaceutical industry and our business cannot yet be fully determined, but it is likely to be significant. If we obtain regulatory approval for any of our product candidates, the IRA could substantially and negatively impact the prices we may charge for such products, which could harm our ability to generate revenue and achieve and sustain profitability. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation, which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

Further, there have been a number of, and there may in the future be, other policy, legislative, and regulatory proposals aimed at changing the pharmaceutical industry. The United States government, state legislatures, and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage, drug importation programs and proposals, and requirements for substitution of generic products for branded prescription drugs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our product candidates from coverage and limit payments for pharmaceuticals.

In addition, the policies of the FDA and of comparable foreign regulatory authorities may change and additional laws, regulations and government actions may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, if the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against these agencies, including the FDA, more companies may bring lawsuits against the FDA to challenge its longstanding decisions and policies, which could undermine its authority, lead to uncertainties in the industry, and disrupt its normal operations, which could delay its review of any marketing applications we may submit for our product candidates. Moreover, currently enacted legislation may not be renewed once it expires, which may make it more difficult for us to obtain regulatory approval for and commercialize our product candidates. For example, the Prescription Drug User Fee Act (PDUFA) was enacted by Congress in 1992 to allow the FDA to collect fees from parties that produce certain human drug and biological products. Among other things, the fees collected under PDUFA provide for the timely review of regulatory submissions, such as BLAs. PDUFA has been renewed multiple times since its enactment, including at the end of September 2022, which will allow the FDA to continue collecting prescription drug user fees in future fiscal quarters. However, there is no guarantee that future renewals will occur in a timely manner, if at all. In addition, there may be amendments to PDUFA that could significantly affect how regulatory submissions are reviewed, and we cannot predict the extent of such amendments and how they will affect our business. If PDUFA is not renewed or its renewal is delayed, or if PDUFA is amended in certain ways, the FDA’s ability to review any regulatory submissions and related correspondence for our product candidates may be materially adversely impacted, which could negatively impact our development timelines and ability to obtain regulatory approval of our product candidates.

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
•
the availability of capital.

Additionally, companion diagnostic tests that we or our collaborators may develop require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biologics products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biologics products, will apply to companion diagnostic tests. Our inability to promptly obtain coverage and adequate reimbursement from third-party payors for the product candidates that we may develop and for which we obtain regulatory approval or any companion diagnostics that we or our collaborators may develop could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

We face potential liability related to the privacy of personal information, including health information we utilize in the development of products developed from our ex vivo cell engineering platform, as well as information we may obtain from research institutions participating in our clinical trials and directly from individuals.

We and our partners and vendors are subject to various federal, state, and foreign data protection and privacy laws and regulations. If we fail, or are alleged to fail, to comply with these laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices, enforcement actions, fines, and criminal or civil penalties, as well as negative publicity, reputational harm, and potential loss of business.

In the United States, our and our partners’ and vendors’ operations are subject to numerous federal and state laws and regulations, including state data breach notification laws and federal and state data privacy laws and regulations that govern the collection, use, disclosure, and protection of health information and other personal information. For example, most healthcare providers, including research institutions from which we obtain patient health information, are subject to data privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. For example, under HIPAA, we could potentially face substantial criminal or civil penalties if we knowingly receive protected health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of such health information, or otherwise violate applicable HIPAA requirements related to the protection of such information. Even when HIPAA does not apply, failure to take reasonable steps to keep consumers’ personal information secure may constitute a violation of the Federal Trade Commission Act.

Certain of the materials we use in our therapeutic research and development efforts, as well as stem cell lines used as starting material in our ex vivo cell engineering product candidates, are derived from human sources, which may contain sensitive identifiable personal information regarding the donor. In addition, we or our partners or vendors may maintain or otherwise have access to sensitive identifiable personal information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who may enroll in our patient assistance programs, if any. We may become subject to further obligations under HIPAA as a result of our access to such information.

In addition, our collection of personal information generally, including information of our employees, human donors, or patients, may subject us to state data privacy laws governing the processing of personal information and requiring notification to affected individuals and state regulators in the event of a data breach involving such personal information. For example, we may be subject to state laws such as the California Consumer Privacy Act (CCPA) and its related regulations, and the California Privacy Rights Act (CPRA), which establish data privacy rights for California residents, with corresponding obligations on businesses related to transparency, deletion, and opt-out of the selling of personal information, and grant a private right of action for individuals in the event of certain security breaches that has increased the likelihood of, and risks associated with, data breach litigation. The CPRA, which became effective on January 1, 2023, significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and imposing new audit requirements for higher risk data. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Numerous similar laws, and other laws governing privacy and information security, such as Washington’s My Health, My Data Act, have been passed and continue to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive, and personal information than federal, international, or other state laws, and such laws may differ from each other and have potentially conflicting requirements that would make compliance challenging, require us to expend significant resources to achieve compliance, and restrict our ability to process certain personal information.

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

The GDPR and UK GDPR regulate cross-border transfers of personal data out of the EEA and the United Kingdom, respectively. Recent legal developments in Europe have created complexity and uncertainty regarding the legality of and requirements with respect to transfers of personal data from the EEA and United Kingdom to the United States and other countries in which we or our partners or service providers may operate. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses, which are a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely and expect to rely in the future on the EU standard contractual clauses, the UK Addendum to the EU standard contractual clauses, and the UK International Data Transfer Agreement, as applicable, to transfer personal data outside of the EEA and the UK, including to the United States. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect that the regulatory guidance and enforcement landscape will continue to develop in relation to transfers to the United States and elsewhere. As a result, we may have to make certain operational changes and implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. If we are unable to transfer personal data between and among countries and regions in which we or our partners, collaborators, vendors, or clinical trial sites operate, it could adversely affect the manner in which we operate our business, affect the geographical location or segregation of our relevant systems and operations, and adversely affect our financial results.

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

If we fail to keep apprised of and comply with applicable international, federal, state, or local legal and regulatory requirements and changes thereto, we could be subject to a range of legal or regulatory actions that could affect our or any collaborators’ ability to develop and seek to commercialize our product candidates. Any threatened or actual government enforcement action, or litigation when private rights of action are available, could also generate negative publicity, damage our reputation, result in liabilities, fines, and loss of business, and require that we devote substantial resources that could otherwise be used in support of other aspects of our business.

We and third parties involved in our operations are subject to United States and certain foreign laws and regulations relating to export and import controls, sanctions, embargoes, anti-corruption, and anti-money laundering. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We could face criminal liability and other serious consequences for violations, which would harm our business.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The United States government has and continues to make significant additional changes in United States trade policy and may continue to take future actions that could negatively impact United States trade. For example, as discussed elsewhere in these Risk Factors, legislation has been introduced in Congress to limit certain interactions with certain Chinese biotechnology companies. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what interactions, including products or services, may be subject to such actions, or what actions may be taken by the other countries in retaliation. If our interactions with parties affected by any such actions are limited or no longer possible, our business, liquidity, financial condition, or results of operations could be materially and adversely affected.

Third parties involved in our operations, including CDMOs and other service providers, partners, and collaborators, may also be also impacted by various laws and regulations, including those described above, compliance with or the effect of which could negatively impact the ability of these third parties to perform their obligations under our agreements with or otherwise harm our relationships with such third parties. For example, recently proposed legislation and acts by United States lawmakers have called for limitations on certain genetic information that may be shared with certain Chinese biotechnology firms and review of certain of these firms for sanctions due to potential threats to United States national security. To the extent that this or similar legislation becomes law or reviews or other actions are initiated, and any third parties involved in our operations are the subject of these laws or actions, then our relationships with these third parties, and our programs and business generally, could be materially negatively impacted.

Risks Related to Our Limited Operating History, Financial Condition, and Need for Additional Capital

We have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability.

We have a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through private placements of our convertible preferred stock and, more recently, through our initial public offering (IPO). We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $283.3 million, $269.5 million, and $355.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $1.3 billion, which includes cumulative non-cash charges related to the revaluation of our success payment liabilities and contingent consideration of $10.3 million and $58.3 million, respectively. Our losses have resulted principally from expenses incurred for the research and development of our ex vivo and in vivo cell engineering platforms, management and administrative costs, and other expenses incurred while building our business infrastructure.

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
•
collaborate with third parties to support the development and regulatory approval of companion diagnostics to our product candidates;
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

As of December 31, 2023, we had $205.2 million in cash, cash equivalents, and marketable securities, which does not include approximately $179.9 million of net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, from our Follow-On Offering (as defined below) completed on February 12, 2024. Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. Furthermore, we hold significant balances of cash and cash equivalents, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2022, we entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which we may offer and sell through Cowen shares of our common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of December 31, 2023, we had raised $27.6 million in net proceeds under the ATM facility. Further, on February 12, 2024, we completed an underwritten public offering pursuant to which we sold 21.8 million shares of our common stock, including 4.5 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of our common stock (the Follow-On Offering). Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

Our future capital requirements will depend on many factors, including:

•
the scope, timing, progress, costs, and results of discovery, preclinical development, and clinical trials for our current or future product candidates, including the development of companion diagnostics to such product candidates;
•
the number and scope of clinical trials required for regulatory approval of our current or future product candidates;
•
the costs, timing, and outcome of regulatory review of our current or future product candidates and any companion diagnostics to such product candidates;
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

Our ability to raise additional funds will depend on financial, economic, geo-political, and market conditions and other factors over which we may have no or limited control. Market volatility, including as a result of bank failures, including Silicon Valley Bank (SVB) and Signature Bank (Signature) in 2023, and measures taken in response thereto, and the resulting impact on the broader banking sector, geo-political and economic instability resulting from the escalation in conflict between Russia and Ukraine, the conflict in the Middle East, tensions in US-China relations, and the aftermath of the COVID-19 pandemic, or other factors, could also adversely impact our ability to access capital as and when needed. Additional funds may not be available when we need them, on terms and at a cost that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or on terms and at a cost that are acceptable to us, we could be required to:

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

We agreed to make success payments, payable in cash, pursuant to our license agreement with Harvard and contingent consideration and success payments, payable in cash or stock, pursuant to our acquisition agreement with Cobalt. Pursuant to the terms of our license agreement with Harvard, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of December 31, 2023, a Harvard Success Payment had not been triggered. See Note 4, License and collaboration agreements to our consolidated financial statements included elsewhere in this Annual Report for more details on the various per share common stock values that trigger a Harvard Success Payment.

In connection with the Cobalt acquisition, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain pre-defined development milestones and a success payment (Cobalt Success Payment) of $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a BLA or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of December 31, 2023, a Cobalt Success Payment had not been triggered. See Note 3, Acquisitions, to our consolidated financial statements included elsewhere in this Annual Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date.

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

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our balance sheets. Under United States generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development-related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment liabilities and contingent consideration may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements. For example, as of December 31, 2023 and 2022, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was $12.8 million and $21.0 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $109.6 million and $150.4 million, respectively.

For the three and twelve months ended December 31, 2023, we recorded an expense of $0.4 million and a gain of $8.2 million, respectively, related to the aggregate change in the estimated fair value of the Cobalt Success Payment and Harvard Success Payment liabilities. For the three and twelve months ended December 31, 2023, we recorded an expense of $6.4 million and a gain of $40.8 million, respectively, related to the change in the estimated fair value of the Cobalt Contingent Consideration. We have incurred net losses since our inception and expect to continue to incur net losses for the foreseeable future. It is possible that future fluctuations in the price of our common stock and market capitalization and the resulting change in the estimated fair value of our success payment liabilities could lead us to record net income in a future period despite us incurring operating losses and negative cash flows during such period. Alternatively, significant stock appreciation during a future period could lead to a significant increase in our recorded GAAP net loss.

Our limited operating history may make it difficult to evaluate our prospects and likelihood of success.

We have a limited operating history upon which to evaluate our business and prospects. Since our inception in July 2018, we have devoted substantially all of our resources and efforts to building our organization, developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, preparing for and conducting clinical trials of our product candidates, acquiring technology, organizing and staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated our ability to successfully complete any clinical trials, including Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, predictions about our future success or viability are difficult to make and may not be as accurate as they could be if we had a longer operating history.

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

In addition, our potential future collaborators may decide to market and sell products that compete with the product candidates that we have agreed to license to them, which could have a material adverse effect on our future business, financial condition, and results of operations. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. As described elsewhere in these Risk Factors and in the subsection titled “Business—Competition” in this Annual Report, we currently and in the future will compete with third parties in the development and commercialization of our product candidates.

Market opportunity and market growth for our product candidates may prove to be smaller than we initially estimated, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates or at all, or we may otherwise be unable to capitalize on this opportunity.

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

In addition, even if the market opportunity for our product candidates achieves or exceeds the level and growth we anticipate, we may be unable to grow our business at the rate or in the manner necessary to successfully capitalize on this opportunity, including due to limited financial, personnel, and other resources. Our ability to successfully commercialize our product candidates will also be affected by numerous factors beyond our control, including limitations on third-party resources and infrastructure and other factors discussed in these Risk Factors.

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

As of December 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, beneficially owned, in the aggregate, approximately 62.5% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interests.

Future sales of our securities by us in the public market could cause our common stock price to fall.

At any time in the future we may sell a large number of shares of our common stock or rights to acquire a large number of shares of our common stock. Such sales, or the perception that such sales could occur, could cause our common stock price to decline as a result of, among other things, dilution from these sales, including pursuant to the exercise or conversion of rights to acquire our common stock, or discounts to the trading price of our common stock associated with such sales. In addition, transactions involving a large number of shares of our common stock, or the possibility that these transactions may occur, may also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate

We expect that we will need significant additional capital in the future to support our planned operations, including conducting clinical trials, manufacturing, and other research and development activities, commercializing any product candidates for which we may obtain regulatory approval, and continuing to operate as a public company. To raise capital, we may sell shares of our common stock, warrants, convertible securities, or other securities in one or more transactions at prices and in a manner we determine from time to time. For example, as described elsewhere in these Risk Factors, we have sold shares of common stock in the ATM facility and shares of common stock and pre-funded warrants in the Follow-On Offering. If we sell additional securities in the future, whether in the ATM facility, in future public offerings, or otherwise, you could experience material dilution. In addition, such sales could result in new investors gaining rights, preferences, and privileges senior to the holders of our common stock.

In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, indicate an intention to sell, or there is a perception in the market that they intend to sell, a large number of shares of our common stock, the trading price of our common stock could decline. As of December 31, 2023, 197.9 million shares of our common stock were outstanding, which excludes the shares of common stock issued or issuable pursuant to pre-funded warrants sold in the Follow-On Offering as well as shares of common stock sold in the ATM facility and shares of common stock issued upon exercise of outstanding equity awards, in each case, after December 31, 2023, and 57.3% of such shares were beneficially owned by holders of 5% or more of our common stock. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, applicable lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (Securities Act). If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Under the Tax Cuts and Jobs Act of 2017 (Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Stability Act (CARES Act), our federal net operating losses (NOLs) generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use and gain the benefit of a material portion of our NOLs and tax credits.

Changes in U.S. and foreign tax laws could have a material adverse effect on our business, cash flow, results of operations, or financial conditions.

We are subject to tax laws, regulations, and policies of the United States federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, and in the administration of such laws, could adversely affect our effective tax rate, our cashflow, our operating results, or our reported financial condition. For example, the Tax Act eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize those expenditures over five or fifteen years pursuant to Code Section 174. If and when we come profitable, these changes may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and may increase our total federal tax liability attributable to orphan drug programs and other research and development activities. There can be no assurance that our effective tax rate, tax obligations, tax credits, including the orphan drug designation credit, or incentives will not be adversely affected by these or other developments or changes in law.

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
•
impact of geo-political, economic, and other factors beyond our control on us or third parties with which we collaborate or that we engage;
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
•
the impact of global supply chain issues and inflation on the costs of laboratory consumables, supplies, and equipment required for our ongoing operations;
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
•
adverse actions taken by regulatory agencies with respect to our preclinical studies or clinical trials, manufacturing supply chain, or sales and marketing activities, including failure to receive regulatory approval of our product candidates or companion diagnostics to such product candidates;
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
•
general political and economic conditions both within and outside the United States, including changes in interest rates, inflation, geo-political and economic instability resulting from the escalation in conflict between Russia and Ukraine, the conflict in the Middle East, tensions in US-China relations, and economic and tax policies announced by foreign countries; and
•
other events or factors, many of which are beyond our control.

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

Concerns about inflation, interest rates, energy costs, geo-political issues, the United States mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in investment in industries perceived as complex or higher risk, such as biotechnology, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments, and continued unstable or unpredictable economic and market conditions, including as a result of a prolonged government shutdown, or the perception or possibility that such a shutdown may occur. The closures of SVB and Signature in 2023 and their placement into receivership with the Federal Deposit Insurance Corporation created bank-specific and broader financial institution liquidity risk and concerns. Although government intervention ultimately provided depositors at SVB and Signature with access to their funds, adverse developments with respect to specific financial institutions or the broader financial services industry that have occurred or may occur in the future may lead to market-wide liquidity shortages, impair our ability to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur, and we cannot predict the impact or follow-on effects of these insolvencies more broadly or on our business in particular. Further, there is no guarantee that the government will intervene to provide depositors with access to funds if similar events occur in the future. If other banks and financial institutions with which we have commercial relationships enter receivership or become insolvent in the future, our ability to access our existing cash, cash equivalents, and investments may be threatened, which could adversely affect our business and financial condition.

Given the depth and breadth of our portfolio, we assess and prioritize our programs on an ongoing basis based on various factors, including internal and external opportunities and constraints, which may result in our decision to advance certain programs ahead or instead of others. Given the volatility in our stock price and the increased difficulty in accessing global credit markets and raising capital due to the market and economic conditions described above, we have adjusted our pipeline prioritization strategy and resource allocation in order to enable the success of our most advanced product candidates. In particular, we have gated investment in our programs, with future investment dependent on our achievement of certain milestones. Even if our programs achieve the required milestones, development and potential commercialization of our product candidates may be delayed, which could harm our competitive position. In order to manage resource constraints, we may be required to make decisions regarding how to prioritize our programs based on limited data. As a result, we may be required to delay or halt the development of potentially promising earlier stage programs to focus our resources on a limited number of more advanced programs with higher probabilities of success in the shorter term. Such decisions have, and in the future would, reduce the breadth and diversity of our portfolio and investments therein, potentially limit the long-term growth of our pipeline, and increase the risk and extent of the negative impact on our business if such programs are not successful.

In addition, if any of the events described occur, or if the market and economic conditions described above continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price. As a result, we may be required to further adjust our pipeline prioritization strategy and resource allocation in order to extend our cash runway and enable the success of certain of our product candidates, which may require that we make adjustments based on limited information and slow or stop the development of certain product candidates. Additionally, rising rates of inflation in recent years have increased the costs associated with conducting our business, including by causing substantial increases in the costs of materials, including raw materials and consumables, equipment, services, and labor. Given that we do not currently generate revenue from sales of any of our product candidates, we do not have an ability to offset these increases in our costs. Moreover, given the unpredictable nature of the current economic climate, including future changes in rates of inflation, it may be increasingly difficult for us to predict and control our future expenses, which may harm our ability to conduct our business.

We or the third parties upon whom we depend may be adversely affected by natural disasters, including earthquakes, fires, typhoons, and floods, public health epidemics, telecommunications or electrical failures, geo-political actions, including war and terrorism, political and economic instability, and other events beyond our control, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

As a result of the COVID-19 pandemic and related public health guidance measures, we experienced and may in the future experience disruptions that could materially and adversely impact our preclinical and clinical studies and development and our business, financial condition, and results of operations. Potential disruptions resulting from the COVID-19 pandemic or another pandemic, epidemic, or infectious disease outbreak may include delays or disruptions in our research, preclinical, clinical, manufacturing, and regulatory activities, including due to limitations on employee or other resources both internally and at third parties, including government agencies, or delays in procuring, or inability to procure, necessary supplies, materials, and equipment. The extent to which the impact of the COVID-19 pandemic and any other pandemic, epidemic, or other outbreak may affect our preclinical studies, clinical trials, business, financial condition, and results of operations will depend on future developments, which continue to be highly uncertain and unpredictable.

Furthermore, geo-political actions, such as the conflicts in Ukraine and the Middle East, trade restrictions, and the resulting political and economic instability, could negatively impact our operations. Although it is difficult to anticipate the impact of any of the foregoing on our company in particular, such geo-political actions, and any actions taken in response thereto, could increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange

Act, we have implemented and may need to continue to implement additional financial and management controls, reporting systems, and procedures, and may need to hire additional accounting and finance staff.

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

The UK left the EU on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the UK and EU, the UK and EU negotiated a framework for partnership for the future in their Trade and Cooperation Agreement (TCA), which became effective on January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, including the mutual recognition of cGMP inspections of manufacturing facilities for medicinal products and cGMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

Because a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the UK. In general, the EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain. However, these rules may have diverged or may in the future diverge from the EU rules, and general uncertainty regarding the future of the relationship between the UK and EU, as well as the laws and rules in each such jurisdiction, remains.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate personnel, including our Head of Information Security, who reports to our Vice President, Information Technology, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train relevant personnel on these safeguards. These efforts are led by our Information Security group. All personnel are expected to engage in security awareness training. We engage third parties to perform security assessments to test our safeguards and, when appropriate, implement modifications to or add new safeguards based on the results of such assessments.

We generally require each of our relevant third-party service providers to implement and maintain appropriate security measures and to promptly notify us of any suspected breach of security that may affect our company. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers and other members of senior management are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as well as through our audit committee.

Our Head of Information Security is primarily responsible for assessing and managing our material risks from cybersecurity threats. He has worked in various roles pertaining to cybersecurity for more than fifteen years and possesses a Certified Information Systems Security Professional (CISSP) certification.

Our Head of Information Security oversees our cybersecurity policies and processes, including those described above under “Risk Management and Strategy.” The processes by which he is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents include the following: vulnerability management, third party risk management, data security management, security awareness training, systems management, operations security, security incident and event management, and incident response management. We utilize third parties for managed detection and active response to cybersecurity incidents.

Our Head of Information Security provides quarterly briefings to our audit committee regarding our cybersecurity risks and activities, such as any recent cybersecurity incidents and related responses (including those of third parties), if any, and cybersecurity systems testing. Our audit committee provides periodic updates to the board of directors that include any material information included in such briefings. In addition, our Head of Information Security provides annual briefings to our board of directors on cybersecurity risks and activities.

Item 2. Properties.

Washington

Our corporate headquarters are located in Seattle, Washington, where we lease 25,898 square feet of office and laboratory space pursuant to a lease agreement that commenced in March 2019 and expires in December 2026, and includes an option to extend for an additional five-year term. We sublease an additional 22,188 square feet of office and laboratory space in the same building, pursuant to a sublease agreement which commenced in September 2020 and expires in April 2028. In June 2022, we entered into a lease agreement for 79,565 square feet of space located in Bothell, Washington, which will be used as office and laboratory space and for the construction of a GMP manufacturing facility (the Bothell facility). The lease agreement has an initial term of 16 years expiring in January 2039 and includes an option to extend for up to three additional five-year terms.

California

We occupy 66,075 square feet of office, laboratory, and manufacturing space in South San Francisco, California, pursuant to a lease agreement that commenced in December 2019 and expires in April 2030, and includes the option to extend for an additional five-year term. We sublease an additional 32,909 square feet of office and laboratory space in the same building, pursuant to a sublease agreement that commenced in April 2022 and expires in April 2030.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Global Select Market under the symbol “SANA.”

Holders

As of February 22, 2024, there were approximately 45 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph set forth below compares the cumulative total stockholder return on our shares of common stock between February 4, 2021 (the first day that our common stock began trading on the Nasdaq Global Select Market) and December 31, 2023, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. This graph assumes the investment of $100 on February 4, 2021 in our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends, if any. The graph uses the closing sales price of our common stock of $35.10 per share on February 4, 2021 as the initial value of our common stock. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

*$100 invested on February 4, 2021 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the year ended December 31, 2023.

Use of Proceeds from our Initial Public Offering of Common Stock

On February 3, 2021, our Registration Statement on Form S-1 (File No. 333-252061) relating to our IPO was declared effective. On February 8, 2021, we closed our IPO and issued 27.0 million shares of common stock, including 3.5 million shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $25.00 per share, for aggregate net proceeds of $626.4 million. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLS, J.P. Morgan Securities LLC, and BofA Securities, Inc. acted as joint bookrunning managers of the IPO and as representatives of the underwriters. No offering expense were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

We hold a significant portion of the balance of the net proceeds from the offering in money market funds and short-term investments in accordance with our investment policy. There has been no material change in the planned use of the net proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Issuer Purchases of Equity Securities

Not applicable.

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

Overview

We were founded on the belief that engineered cells will be one of the most important transformations in medicine over the next several decades. The burden of diseases that can be addressed at their root cause through engineered cells is significant. We view engineered cells as having the potential to be as therapeutically disruptive as biologic drugs to clinical practice. The key to making this vision a reality will be finding consistent and scalable means of manufacturing cell-based medicines, and we have invested significantly in our hypoimmune platform (HIP) technology with the twin goals of using allogeneic cells that evade immune detection in patients and that we can manufacture at scale. We are developing cell engineering programs to revolutionize treatment across a broad array of therapeutic areas with unmet treatment needs, including oncology, diabetes, B-cell-mediated autoimmune, and central nervous system disorders, among others.

We currently have four clinical trials that are ongoing, or that we expect to commence in the near-term, evaluating our product candidates, or product candidates developed using our technologies, across seven diseases in multiple therapeutic areas, including B-cell malignancies, B-cell-mediated autoimmune disease, and type 1 diabetes, as described below.

•
ARDENT is an ongoing Phase 1 clinical trial evaluating SC291, our HIP-modified CD19 targeted allogeneic chimeric antigen receptor (CAR) T program, in B-cell malignancies, including non-Hodgkin’s lymphoma and chronic lymphoblastic leukemia;
•
GLEAM is a Phase 1 clinical trial evaluating SC291 in patients with lupus nephritis, extrarenal lupus, and antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis;
•
VIVID is a Phase 1 clinical trial evaluating SC262, our HIP-modified CD22 CAR T program, in patients with relapsed or refractory B-cell malignancies who have received prior CD19 CAR T therapy; and
•
Investigator-sponsored first-in-human study (IST) evaluating UP421 an allogeneic, primary islet cell therapy engineered with our HIP technology, in patients with type 1 diabetes mellitus.

We seek to overcome several existing limitations of gene and cell therapy through our ex vivo and in vivo cell engineering platforms, both of which may facilitate the development of therapies that can transform the lives of patients by repairing cells in the body when possible and replacing them when needed. For ex vivo therapies, when diseased cells are damaged or missing entirely and an effective therapy needs to replace the entire cell, a successful therapeutic requires large-scale manufacturing of cells that engraft, function, and persist in the body. Of these, we view cell persistence as the greatest current limitation to dramatically expanding the impact of this class of therapeutics, and in particular, overcoming the barrier of immune rejection of transplanted allogeneic cells. We believe that product candidates developed with our ex vivo cell engineering platform, which uses HIP-modified allogeneic cells that can “hide” from the patient’s immune system, can address this fundamental limitation and unlock a wave of disruptive therapeutics. We refer to this technology as our hypoimmune platform. For in vivo therapies that aim to repair and control genes in the body, a successful product candidate requires both gene modification and in vivo delivery of the therapeutic payload. Of these, we view effective in vivo delivery as the greatest current limitation to dramatically expanding the impact of this class of therapeutics. To this end, our initial focus is on cell-specific delivery of genetic payloads. Based upon early clinical as well as extensive preclinical data from our HIP platform, we decided in October 2023 to focus a meaningful portion of our research and development resources for at least the next several years ion HIP-modified ex vivo manufactured cells as therapeutics.

We believe the time is right to develop engineered cell therapies across a broad range of therapeutic areas. Substantial progress in the understanding of genetics, gene editing, protein engineering, stem cell biology, immunology, process analytics, and computational biology have converged to create an opportunity to markedly increase the breadth and depth of the potential impact of cellular medicines. We continue to make progress developing our ex vivo cell engineering platforms – our hypoimmune allogeneic CAR T cell platform and our stem-cell derived platform that also leverages our HIP technology. We are in the early stages of development across a broad pipeline of product candidates, which are summarized below:

Each of our initial programs provides the potential for meaningful standalone value while also supporting our potential ability to further exploit our platforms in a manner that leads to the development of broadly applicable medicines. Based on our current timelines for our lead programs, we believe our cash runway will enable multiple data readouts across our programs.

In 2023 and 2024, the FDA cleared our Investigational New Drug (IND) applications for each of the ARDENT, GLEAM, and VIVID trials, and we supported the submission of a clinical trial application for an IST, which was authorized by the Swedish Medical Products Agency. These four trials will evaluate our product candidates across seven diseases in multiple therapeutic areas, including B-cell malignancies, B cell-mediated autoimmune diseases, and type 1 diabetes. We expect to share data from each of these trials in 2024.

Additionally, we continue to make progress on advancing our research- and preclinical-stage product candidates into and through preclinical development and toward potential IND submissions in 2024 and beyond. As certain of our product candidates advance toward potential IND submissions, we are conducting good laboratory practices toxicity studies and establishing necessary scale-up for our manufacturing processes.

Given the depth and breadth of our portfolio, we expect to assess and prioritize our programs on an ongoing basis based on various factors, including internal and external opportunities and constraints, which may result in our decision to advance certain programs ahead or instead of others. For details regarding our product candidates and programs, see the section titled “Business— Overview” in Part I, Item 1 included elsewhere in this Annual Report.

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

Our operations to date have included developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, conducting clinical trials of our product candidates, supporting clinical trials of product candidates developed using our technologies, acquiring technology, organizing and staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. Our net losses for the years ended December 31, 2023, 2022, and 2021 were $283.3 million, $269.5 million, and $355.9 million, respectively. As of December 31, 2023, we had an accumulated deficit of $1.3 billion, which includes cumulative non-cash charges of $10.3 million and $58.3 million related to the revaluation of the success payment and contingent consideration liabilities, respectively. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations.

In February 2024, we completed an underwritten public offering pursuant to which we sold 21.8 million shares of our common stock, including 4.5 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of our common stock for net proceeds of approximately $179.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.

In August 2022, we entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which we may offer and sell through Cowen up to $150.0 million in shares of our common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). To date we sold an aggregate of 4.9 million shares of our common stock under the ATM facility for net proceeds of $28.7 million after deducting commissions and expenses.

In February 2021, we completed our initial public offering (IPO) and issued 27.0 million shares of our common stock, including 3.5 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, for net proceeds of $626.4 million after deducting underwriting discounts and commissions and estimated offering expenses. Prior to the IPO, we funded our operations from the issuance and sale of our convertible preferred stock, raising an aggregate of $705.0 million in net proceeds.

As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $205.2 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months from the filing of this Annual Report.

We expect our operating losses and expenses to decrease in 2024, excluding potential one-time items, as a result of our strategic repositioning in October 2023, and likely increase over the longer term from the 2024 level if our clinical trials are successful, and if we expand our research and development efforts. Cost increases would be driven in large part by advancing our current and future product candidates into and through clinical trials; identifying additional product candidates; establishing our manufacturing capabilities, including through third-party contract development and manufacturing organizations (CDMOs) and building our internal manufacturing capabilities; advancing preclinical development of our current and future product candidates; advancing and expanding the capabilities of our ex vivo and in vivo cell engineering platforms; acquiring and licensing technologies aligned with our ambition of translating engineered cells to medicines; seeking regulatory approval of our current and future product candidates; increasing our workforce to support our research, clinical and preclinical development, manufacturing, and commercialization efforts; expanding our operational, financial, and management systems; continuing to develop, prosecute, and defend our intellectual property portfolio; and continuing to incur legal, accounting, or other expenses to operate our business, including the costs associated with being a public company.

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

In October 2023, we announced a strategic repositioning to increase our focus on our ex vivo cell therapy product candidates. As a result, we reduced our near-term investment in our fusogen platform for in vivo gene delivery, including by delaying the IND submission for our SG299 program. The strategic repositioning resulted in a workforce reduction of approximately 29%. We incurred approximately $5.2 million of cash-based expenses related to employee severance, benefits, and related costs. The strategic repositioning and associated workforce reduction is substantially complete, and is expected to result in 2024 operating cash burn of less than $200.0 million.

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

Macroeconomic Considerations

Our business and operations may be negatively affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as the timing of changes to inflation and interest rates, declines in consumer confidence, declines in economic growth, uncertainty in the markets, geo-political and economic stability resulting from the ongoing Russia-Ukraine war, conflict in the Middle East, tensions in U.S.-China relations, and the aftermath of the COVID-19 pandemic. The severity and duration of the impact of these events and conditions on our business cannot be predicted and may not be fully reflected in our results of operations until future periods. If economic uncertainty continues or increases, or if the global economy worsens, our business, financial condition, and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events and conditions on our business, financial condition, and operating results, see the section of this Annual Report titled “Risk Factors.”

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

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of December 31, 2023, a Cobalt Success Payment had not been triggered.

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

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of December 31, 2023, a Harvard Success Payment had not been triggered.

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

Research and development expenses consist of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation, external research and development expenses incurred under arrangements with third parties, including CDMO manufacturing costs (including pass-through costs) and clinical trial costs, costs for laboratory supplies, costs to acquire and license technologies aligned with our goal of translating engineered cells to medicines, and facility expenses, including rent and depreciation, and allocated overhead costs. The timing and amount of costs to acquire and license technologies in the future cannot be reliably estimated and may fluctuate from quarter to quarter and year to year.

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

Research and development activities account for a significant portion of our operating expenses. As a result of our strategic repositioning in October 2023, we anticipate that our research and development expenses will decrease in 2024, excluding potential one-time items, and likely increase over the longer term from the 2024 level if our clinical trials are successful and if we expand our research and development efforts. Cost increases would be driven in large part by advancing our current and future product candidates into and through clinical trials; identifying additional product candidates; establishing internal and external manufacturing capabilities; advancing preclinical development of our current and future product candidates; advancing and expanding the capabilities of our ex vivo and in vivo cell engineering platforms; acquiring and licensing technologies aligned with our ambition of translating engineered cells to medicines; seeking regulatory approval of our current and future product candidates; and increasing our workforce to support our expanded research and development operations. A change in the outcome of any of these factors could result in a significant change in the costs and timing associated with the development of our product candidates.

Research and development related success payments and contingent consideration

Research and development related success payments and contingent consideration include the change in the estimated fair value of our Cobalt and Harvard Success Payment liabilities and Cobalt Contingent Consideration liability. The expense or gain associated with our research and development related success payments and contingent consideration is unpredictable, in part, because our success payments are impacted by changes in our common stock price and market capitalization at the end of each reporting period, and may continue to vary significantly from quarter to quarter and year to year due to changes in the assumptions used in the calculations.

General and administrative

General and administrative expenses consist of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation for our employees in finance, legal, executive, human resources, and information technology functions, legal and consulting fees, insurance fees, and facility costs not otherwise included in research and development expenses. Legal fees include those related to corporate and patent matters. Included in general and administrative expenses for the year ended December 31, 2023, are costs related to our strategic repositioning and associated workforce reduction in October 2023 and costs incurred for the early termination of the lease (Fremont lease) for our previously planned manufacturing facility in Fremont, California (Fremont facility). Included in general and administrative expenses for the year ended December 31, 2022, are costs related to our portfolio prioritization and corporate restructuring in November 2022 and the write-off of construction in progress costs incurred in connection with the Fremont facility.

As a result of our strategic repositioning and associated workforce reduction in October 2023, we anticipate that our general and administrative expenses will decrease in 2024, excluding potential one-time items, and likely increase over the longer term from the 2024 level to support potential expanded research and development activities.

Results of operations

Comparison of the years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$268,823	$285,885	$(17,062)
Research and development related success payments and contingent consideration	(48,981)	(84,882)	35,901
General and administrative	73,299	71,561	1,738
Total operating expenses	293,141	272,564	20,577
Loss from operations	(293,141)	(272,564)	(20,577)
Interest income, net	9,938	3,762	6,176
Other expense, net	(52)	(674)	622
Net loss	$(283,255)	$(269,476)	$(13,779)

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Research, development, and laboratory	60,330	70,585	(10,255)
Third-party manufacturing	20,907	27,986	(7,079)
Licensing of technology	1,095	6,873	(5,778)
Personnel	106,929	111,208	(4,279)
Impairment of lab equipment and leasehold improvements	7,014	-	7,014
Facility and other allocated costs	65,941	64,196	1,745
Other	6,607	5,037	1,570
Total research and development expense	$268,823	$285,885	$(17,062)

Research and development expense was $268.8 million and $285.9 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $17.1 million was primarily due to:

•
a decrease of $10.3 million in research and laboratory costs, primarily due to our strategic repositioning in 2022 and 2023, partially offset by an increase in clinical development costs as more programs move into the clinic;
•
a decrease of $7.1 million in third-party manufacturing costs for CDMOs, including pass-through costs for materials;
•
a decrease of $5.8 million in costs to license technology for our CD22 and BCMA programs; and
•
a decrease of $4.3 million in personnel-related costs, including $3.3 million in non-cash stock-based compensation expense.

These decreases were partially offset by $7.0 million for the impairment of certain lab equipment and leasehold improvements, primarily related to the strategic repositioning in October 2023.

Research and development related success payments and contingent consideration

The following table summarizes the gains associated with research and development related success payments and contingent consideration for the periods presented:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Cobalt success payment	$(7,856)	$(69,337)	$61,481
Harvard success payments	(352)	(12,181)	11,829
Contingent consideration	(40,773)	(3,364)	(37,409)
Total research and development related success payments and contingent consideration	$(48,981)	$(84,882)	$35,901

The gains related to the change in the estimated fair value of our Cobalt Success Payment were $7.9 million and $69.3 million for the years ended December 31, 2023 and 2022, respectively. The changes in value were primarily due to changes in our market capitalization during the relevant periods, and for 2023, the reduction of our near-term investment in our fusogen program in connection with our strategic repositioning. The gains related to the change in the estimated fair value of our Harvard Success Payments were $0.3 million and $12.2 million for the years ended December 31, 2023 and 2022, respectively. The change in value were primarily due to changes in our common stock price during the relevant periods. The gains related to the change in the estimated fair value of our Cobalt Contingent Consideration were $40.8 million and $3.4 million for the years ended December 31, 2023 and 2022, respectively. The changes in value were due to the reduction of our near-term investment in our fusogen programs, including delaying the IND for SG299, which impacted the timing and probability of the achievement of milestones.

General and administrative expenses

General and administrative expenses were $73.3 million and $71.6 million for the years ended December 31, 2023 and 2022, respectively. The increase of $1.7 million was primarily due to an increase in patent and other legal fees of $4.3 million, a loss on lease termination of $2.7 million associated with the Fremont facility, and increased facility costs of $1.0 million. These increases were partially offset by the write-off of $4.5 million of construction in progress costs in 2022 for the Fremont facility and a decrease of $2.1 million in insurance costs.

Interest income, net

Interest income, net, was $9.9 million and $3.8 million for the years ended December 31, 2023 and 2022, respectively, and consisted primarily of interest earned on our cash and marketable securities balances.

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$285,885	$248,626	$37,259
Research and development related success payments and contingent consideration	(84,882)	57,873	(142,755)
General and administrative	71,561	50,410	21,151
Total operating expenses	272,564	356,909	(84,345)
Loss from operations	(272,564)	(356,909)	84,345
Interest income, net	3,762	676	3,086
Other income (expense)	(674)	305	(979)
Net loss	$(269,476)	$(355,928)	$86,452

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Personnel	$111,208	$79,028	$32,180
Research and laboratory	70,585	54,017	16,568
Facility and other allocated costs	64,196	47,735	16,461
Third-party manufacturing	27,986	11,794	16,192
Licensing of technology	6,873	52,439	(45,566)
Other	5,037	3,613	1,424
Total research and development expense	$285,885	$248,626	$37,259

Research and development expenses were $285.9 million and $248.6 million for the years ended December 31, 2022 and 2021, respectively. The increase of $37.3 million was primarily due to:

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

These increases were offset by a decrease of $45.6 million in costs to license technology. Licensing costs in 2022 include an upfront payment of $6.0 million related to licensing technology for our CD22 and BCMA programs, and licensing costs in 2021 include an upfront payment of $50.0 million in 2021 related to licensing Beam’s gene editing technology.

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

The gain related to the change in the estimated fair value of our Cobalt Success Payment was $69.3 million for the year ended December 31, 2022, compared to an expense of $23.6 million for the same period in 2021. The change in value was due to the reduction in our market capitalization offset by progress toward filing an IND for SG299 during the relevant period. The gain related to the change in the estimated fair value of our Harvard Success Payments was $12.2 million for the year ended December 31, 2022, compared to an expense of $2.4 million for the same period in 2021. The changes in value were due to changes in our common stock price during the relevant period. The gain related to the change in the estimated fair value of our Cobalt Contingent Consideration was $3.4 million for the year ended December 31, 2022, compared to an expense of $31.8 million for the same period in 2021. The change in value was primarily due to variability of the discount rates used in the calculation offset by scientific progress toward the achievement of milestones during the relevant period.

General and administrative expenses

General and administrative expenses were $71.6 million and $50.4 million for the years ended December 31, 2022 and 2021, respectively. The increase of $21.2 million was primarily due to costs related to the November 2022 restructuring of $8.7 million, including non-cash stock-based compensation of $1.9 million, the write-off of $4.5 million of construction in progress costs incurred in connection with the Fremont facility, an increase in personnel-related costs of $4.0 million primarily attributable to an increase in headcount to build our infrastructure and support our continued research and development activities, operating costs related to the Fremont facility of $1.9 million, and increased facility costs of $1.0 million.

Interest income, net

Interest income, net, was $3.8 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively, and consisted primarily of interest earned on our cash and marketable securities balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of December 31, 2023, we had $205.2 million in cash, cash equivalents, and marketable securities. To date we have raised an aggregate of approximately $1.5 billion in net proceeds from sales of common stock and private placements of our convertible preferred stock.

In February 2024, we completed an underwritten public offering pursuant to which we sold 21.8 million shares of our common stock, including 4.5 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of our common stock for net proceeds of approximately $179.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.

In August 2022, we entered into a sales agreement with Cowen, acting as sales agent, pursuant to which we may offer and sell through Cowen, up to $150.0 million in shares of our common stock under the ATM facility. To date, we have sold an aggregate of 4.9 million shares of our common stock under the ATM facility for net proceeds of $28.7 million, after deducting commissions and expenses.

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

Until such time, if ever, as we can generate significant revenue from product sales, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, proceeds from any future equity or debt financings, and upfront, milestone, and royalty payments received under any future licenses, collaborations, or other arrangements. In the event that additional financing is required, we may not be able to raise it on terms that are acceptable to us or at all. Our ability to raise additional financing may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from public health crises, conflicts in Ukraine, the Middle East, or other regions, changes in inflation, interest rate uncertainty, and other factors creating market risk. Recent bank failures have also caused increased concerns about liquidity in the broader financial services industry, and our business, business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. If we raise additional funds through the issuance of equity or convertible debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock, and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or acquiring, selling, or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business. If we raise funds through strategic collaborations or licensing or other arrangements, we may have to relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from various factors beyond our control. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(253,582)	$(290,050)	$(251,054)
Investing activities	172,012	210,562	(245,798)
Financing activities	31,646	4,913	631,751
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(49,924)	$(74,575)	$134,899

Operating activities

During the year ended December 31, 2023, net cash used in operating activities was $253.6 million, consisting primarily of net loss of $283.3 million, the change in net operating assets and liabilities of $18.6 million, and non-cash charges of $11.1 million. The non-cash charges of $11.1 million consisted of gains of $40.8 million and $8.2 million for revaluation of our success payment liabilities and contingent consideration, respectively, non-cash stock-based compensation expense of $35.5 million, and depreciation expense of $24.6 million, which includes $7.0 million for the impairment of certain lab equipment and leasehold improvements which were primarily related to the strategic repositioning in October 2023.

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

Investing activities

Cash provided by investing activities was $172.0 million during the year ended December 31, 2023, and cash used in investing activities was $210.6 million and $245.8 million during the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2023, this consisted of net purchases and maturities of marketable securities of $192.0 million offset by the purchase of property and equipment of $20.0 million. For the years ended December 31, 2022 and 2021, this consisted of net purchases and maturities of marketable securities of $231.5 million and $211.3 million, respectively, and purchases of property and equipment of $20.9 million and $29.9 million, respectively.

Financing activities

During the year ended December 31, 2023, cash provided by financing activities was $31.6 million, consisting primarily of net proceeds from issuance of common stock under the ATM facility of $27.0 million and $4.6 million in proceeds from our employee stock purchase program and the exercise of stock options.

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

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2023:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$23,966	$47,865	$35,125	$93,495	$200,451

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of December 31, 2023 are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” for more information about these payment obligations.

We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock, pursuant to the terms and conditions in the Cobalt acquisition agreement, and up to an aggregate of $175.0 million in success payments to Harvard, payable in cash. See the subsection below titled “—Critical accounting policies and significant judgments and estimates—Success payments” and Note 3, Acquisitions, and Note 4, License and collaboration agreements, to our consolidated financial statements located elsewhere in this Annual Report for more information on the success payments. As of December 31, 2023, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain, and therefore any related payments are not included in the table above.

We also enter into agreements in the normal course of business for clinical trials, sponsored research, preclinical studies, contract manufacturing, and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are not included in the table above.

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

Research and development expenses

We record research and development expenses in the periods in which they are incurred. We accrue for research and development expenses based on the estimated services performed, but not yet invoiced, pursuant to contracts with clinical research organizations, CDMOs, research institutions, or other service providers that conduct and manage clinical trials and preclinical studies, manufacture our product candidates, and perform other research services on our behalf and record these costs in accrued and other current liabilities. We make judgments and estimates in determining the accrued liabilities balance at each reporting period. Payments made prior to the receipt of goods or services to be used in research and development are recorded as prepaid expenses until the goods or services are received.

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
•
Expected Volatility—Due to our limited operating history, the expected volatility is estimated based on the average historical volatilities of common stock of comparable publicly traded companies and our historical common stock volatility over a period of time commensurate with the expected term of the stock option grants. The comparable companies are chosen based on their size, stage in the product development cycle, or area of specialty. We will continue to apply this process until sufficient historical information regarding the volatility of our own stock price becomes available.
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

See Note 11, Stock-based compensation to our consolidated financial statements included elsewhere in this Annual Report for information concerning certain specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2023, 2022, and 2021. Such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change or we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

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

Interest rate risk

As of December 31, 2023, we had cash, cash equivalents, and restricted cash of $137.3 million, which consisted of bank deposits and money market funds, and also had marketable securities of $71.7 million. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. We had no debt outstanding as of December 31, 2023.

Market capitalization and common stock price sensitivity

We agreed to make a success payment to Cobalt based on our market capitalization payable in cash or stock, and success payments to Harvard based on increases in the per share fair market value of our common stock, payable in cash.

As of December 31, 2023, the estimated aggregate fair value of the success payment liabilities was $12.8 million. For the twelve months ended December 31, 2023, we recorded a gain of $8.2 million related to the aggregate change in the estimated fair value of our success payment liabilities.

Changes in our market capitalization and the fair value of our common stock as of each balance date may have a relatively large change in the estimated valuation of the success payment liabilities and resulting expense or gain. For example, for the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization as of December 31, 2023 from $0.8 billion to $1.0 billion would have decreased the gain recorded in the year ended December 31, 2023 by $2.9 million to $5.0 million. A hypothetical 20% decrease in our market capitalization from $0.8 billion to $0.6 billion would have increased the gain recorded in the year ended December 31, 2023 by $2.6 million to $10.5 million. For the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price as of December 31, 2023 from $4.08 per share to $4.90 per share would have decreased the gain recorded in the year ended December 31, 2023 by $0.6 million, resulting in a $0.2 million expense. A hypothetical 20% decrease in the common stock price from $4.08 per share to $3.26 per share would have increased the gain recorded in the year ended December 31, 2023 by $0.5 million to $0.9 million.

Foreign currency sensitivity

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we do contract with vendors that are located outside of the United States and may be subject to fluctuations in foreign currency rates. We do not believe we will experience material impacts from such foreign currency sensitivity. We may enter into additional contracts with vendors located outside of the United States in the future, which may increase our foreign currency exchange risk.

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

Item 8. Financial Statements and Supplementary Data.

SANA BIOTECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sana Biotechnology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sana Biotechnology Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Seattle, Washington

February 29, 2024

Sana Biotechnology, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$133,517	$176,765
Marketable securities	71,678	247,198
Restricted cash	3,832	6,100
Prepaid expenses and other current assets	4,488	14,374
Total current assets	213,515	444,437
Long-term marketable securities	-	10,051
Property and equipment, net	70,689	66,917
Operating lease right-of-use assets	74,903	92,486
Long-term restricted cash	-	4,408
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	6,370	4,599
TOTAL ASSETS	$565,299	$822,720
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,108	$2,857
Accrued compensation	23,722	26,362
Accrued expenses and other current liabilities	23,462	14,547
Operating lease liabilities	13,195	12,393
Contingent consideration	-	55,345
Total current liabilities	64,487	111,504
Operating lease liabilities, net of current portion	90,901	95,860
Contingent consideration, net of current portion	109,606	95,034
Success payment liabilities	12,799	21,007
Total liabilities	277,793	323,405
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; zero shares issued and outstanding as of December 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 750,000 shares authorized; 197,857 and 191,022 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	20	19
Additional paid-in capital	1,625,637	1,558,459
Accumulated other comprehensive loss	(60)	(4,327)
Accumulated deficit	(1,338,091)	(1,054,836)
Total stockholders' equity	287,506	499,315
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$565,299	$822,720

See accompanying notes.

Sana Biotechnology, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Operating expenses:
Research and development	$268,823	$285,885	$248,626
Research and development related success payments and contingent consideration	(48,981)	(84,882)	57,873
General and administrative	73,299	71,561	50,410
Total operating expenses	293,141	272,564	356,909
Loss from operations	(293,141)	(272,564)	(356,909)
Interest income, net	9,938	3,762	676
Other income (expense), net	(52)	(674)	305
Net loss	$(283,255)	$(269,476)	$(355,928)
Net loss per common share – basic and diluted	$(1.46)	$(1.43)	$(2.14)
Weighted-average number of common shares – basic and diluted	194,541	188,344	166,433

See accompanying notes.

Sana Biotechnology, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(283,255)	$(269,476)	$(355,928)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities, net	4,267	(2,961)	(1,396)
Total comprehensive loss	$(278,988)	$(272,437)	$(357,324)

See accompanying notes.

Sana Biotechnology, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2020	134,113	$852,897	16,170	$2	$8,216	$30	$(429,432)	$(421,184)
Conversion of convertible preferred stock into common stock upon initial public offering	(134,113)	(852,897)	134,113	13	852,884	-	-	852,897
Issuance of common stock in initial public offering, net of $49,220 in offering costs	-	-	27,025	3	626,402	-	-	626,405
Vesting of restricted stock	-	-	5,916	-	-	-	-	-
Exercise of stock options	-	-	1,586	-	3,167	-	-	3,167
Issuance of common stock related to employee stock purchase plan	-	-	119	-	2,179	-	-	2,179
Stock-based compensation	-	-	-	-	22,362	-	-	22,362
Unrealized loss on marketable securities, net	-	-	-	-	-	(1,396)	-	(1,396)
Net loss	-	-	-	-	-	-	(355,928)	(355,928)
Balance as of December 31, 2021	-	$-	184,929	$18	$1,515,210	$(1,366)	$(785,360)	$728,502
Issuance of common stock from at the market offering, net of issuance costs of $625	-	-	149	-	601	-	-	601
Vesting of restricted stock	-	-	4,395	1	-	-	-	1
Exercise of stock options	-	-	1,062	-	2,253	-	-	2,253
Issuance of common stock related to employee stock purchase plan	-	-	487	-	2,058	-	-	2,058
Stock-based compensation	-	-	-	-	38,337	-	-	38,337
Unrealized loss on marketable securities, net	-	-	-	-	-	(2,961)	-	(2,961)
Net loss	-	-	-	-	-	-	(269,476)	(269,476)
Balance as of December 31, 2022	-	$-	191,022	$19	$1,558,459	$(4,327)	$(1,054,836)	$499,315
Issuance of common stock from at the market offering, net of issuance costs of $1,213	-	-	4,586	1	27,019	-	-	27,020
Vesting of restricted stock	-	-	443	-	-	-	-	-
Exercise of stock options	-	-	1,146	-	2,020	-	-	2,020
Issuance of common stock related to employee stock purchase plan	-	-	660	-	2,606	-	-	2,606
Stock-based compensation	-	-	-	-	35,533	-	-	35,533
Unrealized gain on marketable securities, net	-	-	-	-	-	4,267	-	4,267
Net loss	-	-	-	-	-	-	(283,255)	(283,255)
Balance as of December 31, 2023	-	$-	197,857	$20	$1,625,637	$(60)	$(1,338,091)	$287,506

See accompanying notes.

Sana Biotechnology, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net loss	$(283,255)	$(269,476)	$(355,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment of long-lived assets	24,557	15,625	11,070
Stock-based compensation expense	35,533	38,337	22,362
Change in the estimated fair value of contingent consideration	(40,773)	(3,364)	31,842
Change in the estimated fair value of success payment liabilities	(8,208)	(81,518)	26,031
Non-cash expense for operating lease right-of-use assets	13,265	12,106	6,844
Other non-cash items, net	(13,312)	(9,302)	(3,076)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	8,143	(5,988)	(861)
Operating lease right-of-use assets and liabilities	10,959	1,562	5,088
Accounts payable	1,027	1,058	(266)
Accrued expenses and other liabilities	(1,518)	10,910	5,840
Net cash used in operating activities	(253,582)	(290,050)	(251,054)
INVESTING ACTIVITIES:
Purchases of marketable securities	(157,744)	(78,688)	(491,387)
Proceeds from maturities of marketable securities	349,788	310,126	280,025
Purchases of property and equipment	(20,032)	(20,876)	(29,862)
Other investing activities	-	-	(4,574)
Net cash provided by (used in) investing activities	172,012	210,562	(245,798)
FINANCING ACTIVITIES:
Proceeds from initial public offering, net of issuance costs	-	-	626,405
Proceeds from issuance of common stock, net	4,626	4,312	5,346
Proceeds from issuance of common stock under at the market offering	27,020	601	-
Net cash provided by financing activities	31,646	4,913	631,751
Net increase (decrease) in cash, cash equivalents, and restricted cash	(49,924)	(74,575)	134,899
Cash, cash equivalents, and restricted cash at beginning of period	187,273	261,848	126,949
Cash, cash equivalents, and restricted cash at end of period	$137,349	$187,273	$261,848
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	$133,517	$176,765	$253,029
Restricted cash	3,832	6,100	-
Long-term restricted cash	-	4,408	8,819
Total cash, cash equivalents, and restricted cash	$137,349	$187,273	$261,848
SUPPLEMENTAL CASH FLOW INFORMATION:
Operating lease right-of-use assets obtained in exchange for lease obligations	$8,984	$21,073	$39,996
Purchases of property and equipment included in accounts payable and accrued liabilities	$9,471	$1,234	$3,015
Cash received for tenant improvement allowances	$12,547	$2,014	$5,445
Remeasurement of operating lease right-of-use asset for lease modification	$-	$(12,801)	$-
Derecognition of operating lease right-of-use asset for lease termination	$(14,204)	$-	$-

See accompanying notes.

Sana Biotechnology, Inc.

Notes to Consolidated Financial Statements

1. Organization

Sana Biotechnology, Inc. (the Company or Sana) is a biotechnology company focusing on utilizing engineered cells as medicines. The Company’s operations to date have included identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, preparing for and executing clinical trials of its product candidates and supporting clinical trials of product candidates developed using its technologies, acquiring technology, organizing and staffing the Company, business planning, establishing and maintaining the Company’s intellectual property portfolio, raising capital, and providing general and administrative support for these operations.

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

In February 2024, the Company completed an underwritten public offering pursuant to which it sold 21.8 million shares of its common stock, including 4.5 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of its common stock for net proceeds of approximately $179.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.

In August 2022, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which it may offer and sell through Cowen up to $150.0 million in shares of the Company’s common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of December 31, 2023, the Company sold an aggregate of 4.7 million shares of the Company's common stock under the ATM facility for net proceeds of $27.6 million in net proceeds, after deducting commissions and expenses.

In February 2021, the Company completed its initial public offering (IPO) and issued 27.0 million shares of its common stock, including 3.5 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, and received $626.4 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses.

In October 2023, the Company announced a strategic repositioning and associated workforce reduction to increase its focus on its ex vivo cell therapy product candidates. In addition to an increased focus on its ex vivo programs, the Company reduced its near-term investment in its fusogen platform for in vivo gene delivery, including the delay of the investigational new drug application (IND) submission for its SG299 program, and reduced its workforce by approximately 29%. The strategic repositioning and associated workforce reduction was substantially completed in 2023. During the year ended December 31, 2023, the Company recognized $5.2 million of cash-based expenses in general and administrative expense related to employee severance, benefits, and related costs for employees impacted by the reduction in force.

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of December 31, 2023, the Company had cash, cash equivalents, and marketable securities of $205.2 million, and an accumulated deficit of $1.3 billion, which includes non-cash charges related to the revaluation of the success payment liabilities and contingent consideration of $10.3 million and $58.3 million, respectively.

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

Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates in the Company’s consolidated financial statements relate to success payment liabilities, contingent consideration, business combinations, accrued expenses, and operating lease right-of-use (ROU) assets and liabilities.

Cash and cash equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less at acquisition. Cash equivalents include investments in money market funds with commercial banks and financial institutions and are stated at fair value.

Marketable securities

Marketable securities are classified as available-for-sale debt securities and are carried at fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets. Unrealized gains and losses that are deemed to be temporary in nature are reported as a component of accumulated comprehensive income (loss). Amortization, accretion, and dividends are included in interest income, net on the consolidated statement of operations. The cost of securities sold is based on the specific-identification method. Each reporting period, the Company evaluates whether declines in fair value below carrying value are due to expected credit losses, as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs. Expected credit losses are recorded as an allowance through other income (expense), net.

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

Property and equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are depreciated over the lesser of their useful lives or the remaining life of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is recorded in research and development expenses in the period realized. The Company recognized $7.0 million in research and development expenses for the impairment of certain lab equipment and leasehold improvement as a result of the strategic repositioning in October 2023. Repairs and maintenance are expensed as incurred.

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

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment annually or when a triggering event occurs that could indicate a potential impairment. The evaluation for impairment includes assessing qualitative factors or performing a quantitative analysis to determine whether it is more-likely-than-not that the fair value of net assets is below the carrying amount. As of December 31, 2023, the Company had goodwill of $140.6 million related to its acquisition of Cobalt Biomedicine, Inc. (Cobalt) in 2019 (the Cobalt acquisition), which represents the excess of the purchase price over the estimated fair value of the net assets acquired. There have been no impairments of goodwill since the acquisition.

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
•
Expected Volatility—Due to the Company's limited operating history, the expected volatility is estimated based on the average historical volatilities of common stock of comparable publicly traded companies and the Company's historical common stock volatility over a period of time commensurate with the expected term of the stock option grants. The comparable companies are chosen based on their size, stage in the product development cycle, or area of specialty. The Company will continue to apply this process until sufficient historical information regarding the volatility of its own stock price becomes available.
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

Research and development expense

The Company records expense for research and development costs as incurred. Nonrefundable, advance payments for goods or contracts for services are deferred, and expense is recognized in the period in which the goods are received or the services are rendered. Research and development expense consists of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation, external research and development expenses incurred under arrangements with third parties, including CDMO manufacturing costs (including pass-through costs), clinical trial costs, costs for laboratory supplies, costs to acquire and license technologies aligned with the Company’s goal of translating engineered cells to medicines, facility expenses, including rent and depreciation, and other allocated expenses.

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

General and administrative expenses

General and administrative expenses consist of personnel costs, including salaries, benefits, and non-cash stock-based compensation, for employees in finance, legal, executive, human resources, information technology, and other administrative functions, legal and consulting fees, recruiting costs, and facility costs not otherwise included in research and development expenses. Legal fees include those related to corporate and patent matters. Included in general and administrative expenses for the year ended December 31, 2023, are costs related to the October 2023 strategic repositioning and costs incurred for the early termination of the Company's lease (Fremont lease) for its previously planned manufacturing facility in Fremont, California (Fremont facility). Included in general and administrative expenses for the year ended December 31, 2022 were costs related to the November 2022 restructuring and the write-off of construction in progress costs incurred in connection with the Fremont facility.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the adoption of any recently issued standards has had or may have a material impact on its condensed consolidated financial statements or disclosures.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures that requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This ASU is effective for the Company's fiscal year 2025. Early adoption is permitted. The Company is currently evaluating income tax disclosures related to its annual report for fiscal year 2025.

3. Acquisitions

Cobalt Biomedicine, Inc.

In February 2019, the Company acquired 100% of the outstanding equity of Cobalt, a privately-held early-stage biotechnology company developing a platform technology using its fusogen technology to specifically and consistently deliver various biological payloads to cells (the Cobalt acquisition).

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

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company has an obligation to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon the achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a program based on the fusogen technology in a clinical trial pursuant to an investigational new drug application, or has filed, or received approval for, a biologics license application or new drug application for a product developed using the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control of the Company if at least one of the Company’s programs based on the fusogen technology is an active research program at the time of such change of control. If the Company’s market capitalization is below $8.1 billion as of the date of a change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of December 31, 2023, a Cobalt Success Payment had not been triggered.

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value with changes in fair value recognized in research and development related success payments and contingent consideration. As of December 31, 2023 and 2022, the estimated fair value of the Cobalt Success Payment liability was $11.2 million and $19.0 million, respectively, and was recorded in long-term liabilities. In connection with the change in estimated fair value of the Cobalt Success Payment, the Company recognized gains of $7.9 million and $69.3 million, and an expense of $23.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, the estimated fair value of the Cobalt Contingent Consideration was $109.6 million, and was recorded in long-term liabilities. As of December 31, 2022, the estimated fair value of the Cobalt Contingent Consideration was $150.4 million of which $55.4 million was recorded in short-term liabilities and $95.0 million was recorded in long-term liabilities. In connection with the change in estimated fair value of the Cobalt Contingent Consideration, the Company recognized gains of $40.8 million and $3.4 million, and an expense of $31.8 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

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

President and Fellows of Harvard College

In March 2019, the Company entered into an exclusive license agreement with Harvard to access certain intellectual property for the development of hypoimmune-modified cells.

The Company paid to Harvard aggregate consideration of $12.0 million, comprising $9.0 million in common stock and $3.0 million in cash. Under the terms of the agreement, the Company may be required to pay to Harvard up to an aggregate of $175.0 million in success payments, payable in cash, based on increases in the fair value of the Company’s common stock. The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard would be credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of December 31, 2023, a Harvard Success Payment had not been triggered.

The following table summarizes the potential success payments and common stock price required for payment:

Multiple of Equity Value at Issuance	5x	10x	20x	30x	40x
Per share common stock price required for payment	$20.00	$40.00	$80.00	$120.00	$160.00
Success payment(s) (in millions)	$5.0	$15.0	$30.0	$50.0	$75.0

The Harvard Success Payment liabilities are carried at fair value, with the initial value and changes in fair value recognized in research and development related success payments and contingent consideration. As of December 31, 2023 and December 31, 2022, the estimated fair value of the Harvard Success Payment liability was $1.6 million and $2.0, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Harvard Success Payment liability, the Company recognized gains of $0.3 million and $12.2 million, and an expense of $2.4 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

5. Restricted cash

The Company maintains standby letters of credit that are collateralized with a bank account at a financial institution in accordance with certain lease agreements. The aggregate amount of such standby letters of credit was $3.8 million and $10.5 million as of December 31, 2023 and 2022, respectively. The Company terminated the Fremont lease in the third quarter of 2023, and as a result, the Company’s letter of credit of $6.7 million related to the Fremont lease was returned to the Company and included in cash and cash equivalents.

6. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$70,315	$-	$-	$70,315
U.S. government and agency securities	Level 2	33,091	3	-	33,094
Corporate debt securities	Level 2	1,062	-	-	1,062
Total cash equivalents		104,468	3	-	104,471
Short-term marketable securities:
U.S. government and agency securities	Level 2	57,924	7	(78)	57,853
Corporate debt securities	Level 2	13,817	9	(1)	13,825
Total short-term marketable securities		71,741	16	(79)	71,678
Other assets	Level 3	359	-	-	359
Total financial assets		$176,568	$19	$(79)	$176,508
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	109,606	-	-	109,606
Success payment liabilities	Level 3	12,799	-	-	12,799
Total long-term financial liabilities		122,405	-	-	122,405
Total financial liabilities		$122,405	$-	$-	$122,405

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$114,363	$-	$-	$114,363
U.S. government and agency securities	Level 2	40,532	10	-	40,542
Corporate debt securities	Level 2	9,796	1	(2)	9,795
Total cash equivalents		164,691	11	(2)	164,700
Short-term marketable securities:
U.S. government and agency securities	Level 2	222,435	2	(3,711)	218,726
Corporate debt securities	Level 2	28,836	-	(364)	28,472
Total short-term marketable securities		251,271	2	(4,075)	247,198
Long-term marketable securities:
U.S. government and agency securities	Level 2	10,314	-	(263)	10,051
Total long-term marketable securities		10,314	-	(263)	10,051
Other assets	Level 3	369	-	-	369
Total financial assets		$426,645	$13	$(4,340)	$422,318
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$55,345	$-	$-	$55,345
Total short-term financial liabilities		55,345	-	-	55,345
Long-term financial liabilities:
Contingent consideration	Level 3	95,034	-	-	95,034
Success payment liabilities	Level 3	21,007	-	-	21,007
Total long-term financial liabilities		116,041	-	-	116,041
Total financial liabilities		$171,386	$-	$-	$171,386

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

The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, for the periods presented:

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
December 31, 2023
U.S. government and agency securities	$9,186	$(3)	$10,386	$(75)	$19,572	$(78)
Corporate debt securities	1,396	(1)	-	-	1,396	(1)
Total	$10,582	$(4)	$10,386	$(75)	$20,968	$(79)
December 31, 2022
U.S. government and agency securities	$49,253	$(673)	$172,845	$(3,301)	$222,098	$(3,974)
Corporate debt securities	13,333	(16)	19,664	(350)	32,997	(366)
Total	$62,586	$(689)	$192,509	$(3,651)	$255,095	$(4,340)

The Company determined that there was no material change in the credit risk of the above investments during the year ended December 31, 2023. As such, an allowance for credit losses has not been recognized. As of December 31, 2023, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of December 31, 2023, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of December 31, 2023 and 2022, the balance in accumulated other comprehensive loss included net unrealized gains (losses) related to the Company’s available-for-sale debt securities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2022	$150,379	$19,016	$1,991
Changes in fair value – expense (gain)	5,460	(4,760)	(580)
Balance as of March 31, 2023	155,839	14,256	1,411
Changes in fair value – expense	5,895	18,505	2,279
Balance as of June 30, 2023	161,734	32,761	3,690
Changes in fair value - gain	(58,578)	(21,998)	(2,039)
Balance as of September 30, 2023	103,156	10,763	1,651
Changes in fair value - expense (gain)	6,450	397	(12)
Balance as of December 31, 2023	$109,606	$11,160	$1,639

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

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	December 31, 2023		December 31, 2022
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	11.7% – 12.4%	11.9%	13.4% – 15.1%	14.6%
Probability of milestone achievement	5.0% – 55.0%	25.7%	5.0% – 85.0%	36.0%

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

Success payments

The Company utilizes significant estimates and assumptions in determining the estimated fair value of the success payment liabilities and the associated expense or gain at each balance sheet date. The estimated fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was determined using a Monte Carlo simulation methodology, which models the estimated fair value of the liability based on several key assumptions, including the expected volatility, remaining term, risk-free interest rate, estimated number and timing of valuation measurement dates on the basis of which payment may be triggered, and, for the Cobalt Success Payment, the Company’s market capitalization, and for the Harvard Success Payments, the per share fair value of the Company’s common stock.

The fair values of the Cobalt Success Payments and Harvard Success Payments were calculated using the following unobservable inputs:

	December 31, 2023		December 31, 2022
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	72.5%	72.5%	70.0%	70.0%
Expected term (years)	15.1	7.2	16.1	8.2

7. Property and equipment, net

Property and equipment, net consists of the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Laboratory equipment	$51,643	$61,842
Leasehold improvements	31,361	34,427
Construction in progress	26,332	1,711
Computer equipment, software, and other	3,124	2,914
Total property and equipment, at cost	112,460	100,894
Less: Accumulated depreciation	(41,771)	(33,977)
Property and equipment, net	$70,689	$66,917

Depreciation expense was $24.6 million, $15.6 million, and $11.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. Depreciation expense for the year ended December 31, 2023 includes $7.0 million for the impairment of certain lab equipment and leasehold improvements which were primarily related to the strategic repositioning undertaken in October 2023.

8. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Accrued compensation:
Accrued bonuses	$14,379	$16,455
Accrued paid time off	4,731	4,794
Accrued payroll	3,936	5,113
Other accrued compensation	676	-
Total accrued compensation	$23,722	$26,362
Accrued expenses and other current liabilities:
Accrued research and development services	$10,110	$8,733
Accrued professional fees	1,470	1,158
Accrued property and equipment	9,200	1,790
Other accrued current liabilities	2,682	2,866
Total accrued expenses and other current liabilities	$23,462	$14,547

9. Commitments and contingencies

Lease commitments

The Company’s lease portfolio primarily comprises operating leases for office, laboratory, and manufacturing space. These leases contain various rent abatement periods, after which they require monthly lease payments that may be subject to annual increases throughout the lease term. Certain leases include options to extend the term. The renewal option is considered in the remaining lease term for the lease only when the Company is reasonably certain it will renew the lease. Certain leases provide the Company with the right to make tenant improvements, including the addition of laboratory space or build-out of manufacturing capabilities, and include a lease incentive allowance.

In June 2022, the Company entered into a lease agreement for 79,565 square feet of office, laboratory, and manufacturing space located in Bothell, Washington (the Bothell facility). The initial term of the lease expires in February 2039, with the option to extend the lease for up to three additional five-year terms. The lease agreement also provides for up to $19.9 million for reimbursement of tenant improvements, as well as an additional $8.0 million for tenant improvements, available at the Company’s election, which the Company would be obligated to repay to the landlord monthly over the initial term of the lease with interest at a rate of 6.5% per year. The Company is obligated to pay base rent of approximately $68.8 million over the initial term of the lease. In accordance with the lease agreement, the Company has obtained a letter of credit in the amount of $1.6 million. The Company recognized the ROU asset and lease liability in the three months ended March 31, 2023 when the lease commenced.

In July 2021, the Company entered into a lease for the Fremont facility with the intent to establish and develop its manufacturing operations at such facility. The Company decided in June 2022 to establish and develop its manufacturing operations at the Bothell facility rather than the Fremont facility. In the third quarter of 2023, the Company entered into a lease termination agreement for the early termination of the Fremont lease. On the lease termination date, the Company derecognized the remaining balances related to the ROU asset and lease liability of $14.2 million and $15.9 million, respectively, and incurred fees of $4.4 million, resulting in a loss on lease termination of $2.7 million, which is included in general and administrative expense for the twelve months ended December 31, 2023.

The following table contains additional information related to the Company’s operating leases:

Location	Use	Approximate Square Footage	Commencement Dates	Expiration Dates
Seattle, WA	Office/Laboratory	48,000	March 2019 to September 2020	December 2026 to April 2028
Cambridge, MA	Office/Laboratory	60,000	March 2019 to January 2022	November 2025 to February 2028
South San Francisco, CA	Office/Laboratory	100,000	December 2019 to April 2022	April 2024 to April 2030
Rochester, NY	Office/Laboratory	3,000	January 2022	January 2025
Bothell, WA	Office/Laboratory/Manufacturing	80,000	January 2023	January 2039

Throughout the term of the lease agreements, the Company is responsible for paying, in addition to base rent, certain operating costs, such as common area maintenance, taxes, utilities, and insurance. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

The following table summarizes the Company’s lease costs:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Operating lease cost	$27,277	$23,881	$16,425
Short-term lease cost	-	-	512
Variable lease cost	7,527	7,193	5,230
Total lease cost	$34,804	$31,074	$22,167

As of December 31, 2023, the weighted-average remaining lease term was 8.7 years and the weighted-average IBR was 11.1%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year to the present value of the operating lease liabilities as of December 31, 2023 (in thousands):

2024	$23,965
2025	25,394
2026	22,472
2027	19,899
2028	15,226
2029 and thereafter	93,495
Total undiscounted lease payments	200,451
Less: imputed interest	(88,846)
Less: tenant improvement allowances	(7,509)
Present value of operating lease liabilities	104,096
Less: current portion of operating lease liabilities	$(13,195)
Operating lease liabilities, net of current portion	$90,901

10. Stockholders’ equity

In August 2022, the Company entered into a sales agreement with Cowen, acting as sales agent, pursuant to which it may offer and sell through Cowen up to $150.0 million in shares of the Company's common stock from time to time in a series of one or more at the market equity offerings. As of December 31, 2023, the Company sold an aggregate of 4.7 million shares of the Company's common stock under the ATM facility, and received $27.6 million in net proceeds after deducting commissions and expenses.

11. Stock-based compensation

Equity incentive plans

In February 2021, the Company adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (2021 ESPP), both of which became effective on the completion of the Company’s initial public offering. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering period or on the purchase date. As of December 31, 2023, 17.8 million shares and 4.6 million shares were available for future issuance under the 2021 Plan and the 2021 ESPP, respectively.

Stock-based compensation expense

Stock-based compensation expense is recognized in the consolidated statements of operations as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Research and development	$23,240	$26,583	$15,239
General and administrative	12,293	11,754	7,123
Total stock-based compensation expense	$35,533	$38,337	$22,362

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of December 31, 2023 are as follows:

	Stock Options	RSUs
Unrecognized stock-based compensation expense (in thousands)	$50,477	$6,983
Weighted-average period costs expected to be recognized (in years)	2.1	2.2

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	23,686	$7.79	8.3	$10,628
Granted	8,434	3.95
Exercised	(1,146)	1.78
Forfeited/Cancelled	(4,125)	9.33
Outstanding as of December 31, 2023	26,849	$6.60	8.0	$11,235
Exercisable as of December 31, 2023	12,355	$7.20	7.2	$7,802

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

		Year Ended December 31,
Assumptions	2023	2022	2021
Risk free interest rate	3.36% – 4.98%	1.56% – 4.31%	0.46% – 1.38%
Expected volatility	70.0% – 72.5%	70.0%	70.0%
Expected term (years)	5.50 – 6.50	5.50 – 6.25	5.50 – 6.40
Expected dividend	0%	0%	0%

The following table summarizes additional information related to stock option activity:

		Year Ended December 31,
	2023	2022	2021
Weighted average grant date fair value per share for options granted	$2.62	$3.92	$14.22
Aggregate intrinsic value of stock options exercised (in thousands)	$3,532	$6,133	$29,880

Restricted stock

A summary of the Company’s RSU activity is as follows:

	RSUs (in thousands)	RSUs Weighted-Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2022	885	$6.66
Granted	2,304	3.55
Vested	(431)	6.88
Forfeited	(417)	4.78
Unvested shares as of December 31, 2023	2,341	$3.88

The fair value of vested RSAs was immaterial, $1.8 million, and $1.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. The fair value of vested RSUs was $1.9 million, $0.5 million, and $4.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

12. Income taxes

As of December 31, 2023, the Company had U.S. federal and state tax-effected net operating loss (NOL) carryforwards of $146.9 million and $45.3 million, respectively, which are available to reduce future taxable income. As of December 31, 2023, the Company also had federal and state research tax credits of $49.4 million and $19.6 million, respectively, which may be used to offset future liabilities. The Tax Cuts and Jobs Act enacted on December 22, 2017, altered the carryforward period for federal net operating losses and as a result, all net operating losses generated in 2018 and forward have an indefinite life. Of the federal net operating losses reported, we have accumulated $145.2 million with an indefinite life as of December 31, 2023. The state NOL will begin to expire in 2036. The federal tax credit carryforward will begin to expire in 2037, and the state tax credit will carry forward indefinitely. The NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership changes may further affect the limitation in future years.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory tax	21.00%	21.00%	21.00%
State income tax, net of federal benefit	15.38	13.49	2.75
Valuation allowance	(45.30)	(43.69)	(24.06)
Success payment liabilities	0.58	5.40	(1.40)
Contingent consideration	3.02	0.26	(1.88)
Tax credits	6.59	4.93	2.58
Other	(1.27)	(1.39)	1.01
Effective income tax rate	0.00%	0.00%	0.00%

The principal components of the Company’s net deferred tax assets are as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$192,179	$154,888
Capitalized research and development	101,136	49,687
Tax credit carryforwards	69,070	44,051
Lease liabilities	31,503	28,050
Stock-based compensation	12,607	6,958
Intangibles	10,744	7,949
Accrued liabilities and allowances	6,050	6,807
Fixed assets	1,073	-
Success payment liabilities	496	516
Other	285	155
Gross deferred tax assets	425,143	299,061
Valuation allowance	(402,658)	(274,348)
Deferred tax assets, net of valuation allowance	22,485	24,713
Deferred tax liabilities:
Right-of-use assets	(22,485)	(23,554)
Fixed assets	-	(1,159)
Net deferred taxes assets	$-	$-

The Tax Cuts and Jobs Act contained a provision which requires the capitalization of Section 174 costs incurred in years beginning on or after January 1, 2022. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized over five years for domestic research and development and fifteen years for foreign research and development. We have included the impact of this provision, which results in a deferred tax asset of approximately $101.1 million as of December 31, 2023.

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

The Company determines its uncertain tax positions based on a determination of whether and how much of the tax benefit the Company takes in its tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities. The Company is generally subject to examination by U.S. federal and local income tax authorities for all tax years in which the loss carryforward is available. The Company applies judgment in its determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of December 31, 2023 and 2022, the Company’s uncertain tax positions were immaterial.

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

The following securities were excluded from the computation of net loss per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Options to purchase common stock	26,849	23,686	17,337
Unvested restricted common stock	-	12	4,365
Unvested RSUs	2,341	885	141
Total	29,190	24,583	21,843

14. Employee benefit plan

In January 2019, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. The Company matches each participant’s 401(k) contributions, up to $4,000 per year per participant.

15. Subsequent event

In February 2024, the Company completed an underwritten public offering pursuant to which it sold 21.8 million shares of its common stock, including 4.5 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of its common stock, for net proceeds of approximately $179.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, management, including our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023. Management reviewed the results of this assessment with our audit committee.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On December 26, 2023, Christian Hordo, our Chief Business Officer, terminated a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 600,000 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until May 31, 2024, or earlier if all transactions under the trading arrangement were completed. On December 26, 2023, Mr. Hordo adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 375,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 28, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information in our Proxy Statement, which will be filed not later than 120 days after December 31, 2023, in the sections titled “Information About Our Board of Directors,” “Information About Our Executive Officers Who Are Not Directors,” and “Corporate Governance.”

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information in our Proxy Statement, which will be filed not later than 120 days after December 31, 2023, in the sections titled “Executive Compensation,” “Director Compensation,” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the information in our Proxy Statement, which will be filed not later than 120 days after December 31, 2023, in the sections titled “Securities Authorized For Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information in our Proxy Statement, which will be filed not later than 120 days after December 31, 2023, in the sections titled “Corporate Governance – Board of Directors Independence” and “Transactions With Related Persons.”

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the information in our Proxy Statement, which will be filed not later than 120 days after December 31, 2023, in the sections titled “Independent Registered Public Accounting Firm Fees and Services” and “Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Index

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	02/09/2021	3.1

3.2	Amended and Restated Bylaws	8-K	02/09/2021	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2

4.2	Form of Common Stock Certificate	S-1/A	01/28/2021	4.2

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended	10-K	03/24/2021	4.3

4.4	Form of Pre-Funded Warrant	8-K	02/08/2024	4.1

10.1	Amended and Restated Investors’ Rights Agreement, by and among the Company and the investors listed therein, dated as of February 13, 2019	S-1	01/13/2021	10.1

10.2	Form of Indemnification and Advancement Agreement for directors and officers	S-1/A	01/28/2021	10.2

10.3(a)#	2018 Equity Incentive Plan, as amended	10-Q	11/08/2021	10.3(a)

10.3(b)#	Second Amendment to 2018 Equity Incentive Plan, dated as of November 9, 2020	S-1	01/13/2021	10.3(b)

10.3(c)#	Third Amendment to 2018 Equity Incentive Plan, dated as of December 4, 2020	S-1	01/13/2021	10.3(c)

10.3(d)#	Fourth Amendment to 2018 Equity Incentive Plan, dated as of December 8, 2021	10-K	03/16/2022	10.3(d)

10.3(e)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan	S-1	01/13/2021	10.3(d)

10.4(a)#	2021 Incentive Award Plan	S-1/A	01/28/2021	10.4(a)

10.4(b)#	First Amendment to 2021 Incentive Award Plan, dated as of December 8, 2021	10-K	03/16/2022	10.4(b)

10.4(c)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	01/28/2021	10.4(b)

10.4(d)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	10-K	03/16/2022	10.4(d)

10.4(e)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan	S-1/A	01/28/2021	10.4(c)

10.4(f)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	S-1/A	01/28/2021	10.4(d)

10.5#	2021 Employee Stock Purchase Plan	S-1/A	01/28/2021	10.5

10.6#	Amendment No. 1 to the 2021 Employee Stock Purchase Plan, dated as of October 27, 2022	10-Q	11/02/2022	10.11

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.7#	Offer Letter and Employment Agreement by and between the Company and Steven D. Harr, M.D., dated as of September 27, 2018	S-1	01/13/2021	10.6

10.8#	Offer Letter and Employment Agreement by and between the Company and Richard Mulligan, Ph.D., dated as of April 23, 2020	S-1	01/13/2021	10.7

10.9#	Offer Letter and Employment Agreement by and between the Company and Christian Hordo, dated as of November 10, 2018	S-1	01/13/2021	10.8

10.10#	Offer Letter and Employment Agreement by and between the Company and Nathan Hardy, dated as of October 8, 2018	S-1	01/13/2021	10.9

10.11#	Offer Letter by and between the Company and Bernard Cassidy, dated as of September 8, 2022	10-Q	11/02/2022	10.10

10.12#	Non-Employee Director Compensation Program	10-K	03/16/2023	10.12

10.13#	Offer Letter by and between the Company and Douglas E. Williams, dated as of April 8, 2023	10-Q	05/08/2023	10.2

10.14(a)†	License Agreement by and between Flagship Pioneering Innovations V, Inc. (Flagship Innovations V) and Cobalt Biomedicine, Inc. (Cobalt), dated as of February 17, 2016	S-1	01/13/2021	10.12(a)

10.14(b)†	First Amendment to License Agreement by and between Flagship Innovations V and Cobalt, dated as of February 14, 2019	S-1	01/13/2021	10.12(b)

10.15(a)†	Patents Sub-License Agreement by and between La Societe Pulsalys (Pulsalys) and Cobalt, dated as of August 16, 2018	S-1	01/13/2021	10.13(a)

10.15(b)†	Amendment No. 1 to Patents Sub-License Agreement by and between the Company, Pulsalys and Cobalt, dated as of May 26, 2020	S-1	01/13/2021	10.13(b)

10.15(c)†	Amendment No. 2 to Patents Sub-License Agreement by and between the Company and Pulsalys, dated as of March 9, 2022	10-Q	11/02/2022	10.1

10.15(d)†	Amendment No. 3 to Patents Sub-License Agreement by and between the Company and Pulsalys, dated as of July 31, 2023	10-Q	11/08/2023	10.1

10.16(a)†	Exclusive License Agreement by and between the Company and The Regents of the University of California (The Regents) acting through The Technology Development Group of the University of California, Los Angeles (UCLA), dated as of March 22, 2019	S-1	01/13/2021	10.14

10.16(b)†	First Amendment to Exclusive License Agreement by and between the Company and The Regents acting through The Technology Development Group of UCLA, dated as of May 21, 2021				X

10.17(a)†	License Agreement by and between the Company and President and Fellows of Harvard College (Harvard), dated as of March 19, 2019	S-1	01/13/2021	10.15(a)

10.17(b)†	Amendment to License Agreement by and between the Company and Harvard, dated as of June 10, 2019	S-1	01/13/2021	10.15(b)

10.17(c)†	Second Amendment to License Agreement by and between the Company and Harvard, dated as of December 15, 2020	S-1	01/13/2021	10.15(c)

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.17(d)†	Third Amendment to License Agreement by and between the Company and Harvard, dated as of May 20, 2021	10-K	03/16/2022	10.15(d)

10.17(e)†	Fourth Amendment to License Agreement by and between the Company and Harvard, dated as of October 25, 2021	10-K	03/16/2022	10.15(e)

10.17(f)†	Fifth Amendment to License Agreement by and between the Company and Harvard, dated as of February 9, 2023	10-K	03/16/2023	10.16(f)

10.18(a)†	Exclusive License Agreement by and between the Company and The Regents, acting through its Office of Technology Management, University of California San Francisco (UCSF), dated as of January 2, 2019	S-1	01/13/2021	10.16(a)

10.18(b)†	Amendment No. 1 to Exclusive License Agreement by and between the Company and UCSF, dated as of December 3, 2020	S-1	01/13/2021	10.16(b)

10.19†	Exclusive License Agreement by and between the Company and Washington University, dated as of November 14, 2019	S-1	01/13/2021	10.17

10.20†	Exclusive License Agreement by and between the Company and Washington University, dated as of September 1, 2020	S-1	01/13/2021	10.18

10.21(a)†	Amended and Restated Exclusive Patent License Agreement by and among the Company, Oscine Corp., and University of Rochester (Rochester), dated as of September 10, 2020	S-1	01/13/2021	10.19

10.21(b)†	Amendment No. 1 to Amended and Restated Exclusive Patent License Agreement by and between the Company and Rochester, dated as of December 30, 2022				X

10.22#	Offer Letter and Employment Agreement by and between the Company and Sunil Agarwal, M.D., dated as of May 20, 2019	S-1	01/13/2021	10.22

10.23#	Transition Agreement and Release by and between the Company and Sunil Agarwal, dated as of April 28, 2023	10-Q	05/08/2023	10.3

10.24#	Consulting Agreement by and between the Company and Sunil Agarwal, dated as of April 29, 2023	10-Q	05/08/2023	10.4

10.25(a)†	Option and License Agreement by and between the Company and Beam Therapeutics Inc. (Beam), dated as of October 15, 2021	10-Q	11/08/2021	10.1

10.25(b)†	Amendment No. 1 to Option and License Agreement by and between the Company and Beam, dated as of June 6, 2022	10-Q	08/04/2022	10.2

10.25(c)†	Amendment No. 2 to Option and License Agreement by and between the Company and Beam, dated as of July 19, 2022	10-Q	11/02/2022	10.2

10.25(d)†	Amendment No. 3 to Option and License Agreement by and between the Company and Beam, dated as of March 17, 2023	10-Q	05/08/2023	10.1

10.26†	Patent License Agreement by and between the Company and the U.S. Department of Health and Human Services, as represented by The National Cancer Institution, an institute of the National Institutes of Health, dated as of January 7, 2022	10-K	03/16/2022	10.25

10.27†	Lease Agreement by and between the Company and ARE-Seattle No. 39, LLC, dated as of June 1, 2022	10-Q	08/04/2022	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.28	Sales Agreement by and between the Company and Cowen and Company, LLC, dated as of August 4, 2022	S-3	08/04/2022	1.2

10.29#	Change in Control Severance Plan and Summary Plan Description				X

21.1	List of Subsidiaries	10-K	03/24/2021	21.1

23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (reference is made to the signature page)				X

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	Compensation Recovery Policy				X

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates management contract or compensatory plan.

† Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on the 29th day of February 2024.

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

Signature	Title	Date

/s/ Steven D. Harr, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
Steven D. Harr, M.D.

/s/ Nathan Hardy	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024
Nathan Hardy

/s/ Hans E. Bishop	Chairman of the Board	February 29, 2024
Hans E. Bishop

/s/ Joshua H. Bilenker, M.D.	Director	February 29, 2024
Joshua H. Bilenker, M.D.

/s/ Douglas Cole, M.D.	Director	February 29, 2024
Douglas Cole, M.D.

/s/ Richard Mulligan, Ph.D.	Director	February 29, 2024
Richard Mulligan, Ph.D.

/s/ Robert Nelsen	Director	February 29, 2024
Robert Nelsen

/s/ Alise S. Reicin, M.D.	Director	February 29, 2024
Alise S. Reicin, M.D.

/s/ Michelle Seitz	Director	February 29, 2024
Michelle Seitz

/s/ Mary Agnes (Maggie) Wilderotter	Director	February 29, 2024
Mary Agnes (Maggie) Wilderotter

/s/ Patrick Y. Yang, Ph.D.	Director	February 29, 2024
Patrick Y. Yang, Ph.D.