Form 10-Q
period 2024-03-31
Sana Biotechnology, Inc.
filed 2024-05-08
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 3, 2024, the registrant had 221,502,908 shares of common stock, $0.0001 par value per share, outstanding.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you should not unduly rely upon these statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sana Biotechnology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,054	$133,517
Marketable securities	134,028	71,678
Restricted cash	3,832	3,832
Prepaid expenses and other current assets	6,349	4,488
Total current assets	321,263	213,515
Property and equipment, net	81,649	70,689
Operating lease right-of-use assets	71,565	74,903
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	7,078	6,370
TOTAL ASSETS	$681,377	$565,299
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,095	$4,108
Accrued compensation	13,965	23,722
Accrued expenses and other current liabilities	19,674	23,462
Operating lease liabilities	13,167	13,195
Total current liabilities	52,901	64,487
Operating lease liabilities, net of current portion	92,922	90,901
Contingent consideration	114,990	109,606
Success payment liabilities	45,422	12,799
Total liabilities	306,235	277,793
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; zero shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; 750,000 shares authorized; 221,286 and 197,857 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	22	20
Additional paid-in capital	1,820,701	1,625,637
Accumulated other comprehensive loss	(15)	(60)
Accumulated deficit	(1,445,566)	(1,338,091)
Total stockholders' equity	375,142	287,506
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$681,377	$565,299

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$56,448	$67,166
Research and development related success payments and contingent consideration	38,007	120
General and administrative	16,269	16,766
Total operating expenses	110,724	84,052
Loss from operations	(110,724)	(84,052)
Interest income, net	3,034	1,976
Other income (expense), net	215	(47)
Net loss	$(107,475)	$(82,123)
Net loss per common share – basic and diluted	$(0.49)	$(0.43)
Weighted-average number of common shares – basic and diluted	217,290	191,228

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(107,475)	$(82,123)
Other comprehensive income, net of tax:
Unrealized gain on marketable securities, net	45	2,188
Total comprehensive loss	$(107,430)	$(79,935)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	197,857	$20	$1,625,637	$(60)	$(1,338,091)	$287,506
Issuance of common stock from at the market offering, net of issuance costs of $113	150	-	1,037	-	-	1,037
Issuance of common stock from follow-on offering and accompanying pre-funded warrants, net of issuance costs of $9,741	21,773	2	180,006	-	-	180,008
Vesting of restricted stock	386	-	-	-	-	-
Exercise of stock options	1,120	-	4,929	-	-	4,929
Stock-based compensation expense	-	-	9,092	-	-	9,092
Unrealized gain on marketable securities, net	-	-	-	45	-	45
Net loss	-	-	-	-	(107,475)	(107,475)
Balance as of March 31, 2024	221,286	22	1,820,701	(15)	(1,445,566)	375,142

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	191,022	$19	$1,558,459	$(4,327)	$(1,054,836)	$499,315
Fees incurred related to issuance of common stock from at the market offering	-	-	(200)	-	-	(200)
Vesting of restricted stock	154	-	-	-	-	-
Exercise of stock options	233	-	331	-	-	331
Stock-based compensation expense	-	-	8,751	-	-	8,751
Unrealized gain on marketable securities, net	-	-	-	2,188	-	2,188
Net loss	-	-	-	-	(82,123)	(82,123)
Balance as of March 31, 2023	191,409	$19	$1,567,341	$(2,139)	$(1,136,959)	$428,262

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(107,475)	$(82,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment of long-lived assets	3,746	4,346
Stock-based compensation expense	9,092	8,751
Change in the estimated fair value of contingent consideration	5,384	5,460
Change in the estimated fair value of success payment liabilities	32,623	(5,340)
Non-cash expense for operating lease right-of-use assets	3,338	3,354
Other non-cash items, net	(4,879)	(2,913)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,380)	(106)
Operating lease right-of-use assets and liabilities	5,804	(8)
Accounts payable	(1,064)	(354)
Accrued expenses and other liabilities	(9,821)	(10,339)
Net cash used in operating activities	(65,632)	(79,272)
INVESTING ACTIVITIES:
Purchases of marketable securities	(114,393)	(20,431)
Proceeds from maturities of marketable securities	53,010	85,334
Purchases of property and equipment	(15,845)	(2,176)
Net cash provided by (used in) investing activities	(77,228)	62,727
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and exercise of stock options	4,929	236
Proceeds from issuance of common stock from equity financings, net	181,468	-
Net cash provided by financing activities	186,397	236
Net increase (decrease) in cash, cash equivalents, and restricted cash	43,537	(16,309)
Cash, cash equivalents, and restricted cash at beginning of period	137,349	187,273
Cash, cash equivalents, and restricted cash at end of period	$180,886	$170,964
SUPPLEMENTAL CASH FLOW INFORMATION:
Operating lease right-of-use assets obtained in exchange for lease obligations	$-	$8,984
Purchases of property and equipment included in accounts payable and accrued liabilities	$8,375	$968
Cash received for tenant improvement allowances	$6,121	$-

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

In February 2024, the Company completed an underwritten public offering pursuant to which it sold 21.8 million shares of its common stock, including 4.5 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of its common stock for net proceeds of approximately $180.0 million, after deducting underwriting discounts and commissions and offering expenses.

In August 2022, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which it may offer and sell through Cowen up to $150.0 million in shares of the Company’s common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of March 31, 2024, the Company has sold an aggregate of 4.9 million shares of the Company's common stock under the ATM facility for net proceeds of $28.7 million, after deducting commissions and expenses.

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of March 31, 2024, the Company had cash, cash equivalents, and marketable securities of $311.1 million, and an accumulated deficit of $1.4 billion, which includes cumulative non-cash charges related to the revaluation of the success payment liabilities and contingent consideration of $43.0 million and $63.7 million, respectively.

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

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (SEC) on February 29, 2024 (2023 Annual Report).

Significant accounting policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are consistent with those discussed in Note 2 in the 2023 Annual Report.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company has an obligation to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon the achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a program based on the fusogen technology in a clinical trial pursuant to an investigational new drug (IND) application, or has filed, or received approval for, a biologics license application or new drug application for a product developed using the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control of the Company if at least one of the Company’s programs based on the fusogen technology is an active research program at the time of such change of control. If the Company’s market capitalization is below $8.1 billion as of the date of a change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of March 31, 2024, a Cobalt Success Payment had not been triggered.

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value, with changes in fair value recognized in research and development related success payments and contingent consideration. As of March 31, 2024 and December 31, 2023, the estimated fair value of the Cobalt Success Payment liability was $39.1 million and $11.2 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Success Payment, the Company recognized an expense of $27.9 million and a gain of $4.8 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and December 31, 2023, the estimated fair value of the Cobalt Contingent Consideration was $115.0 million and $109.6 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, the Company recognized expenses of $5.4 million and $5.5 million for the three months ended March 31, 2024 and 2023, respectively.

4. License and collaboration agreements

Beam Therapeutics Inc.

In October 2021, the Company entered into an option and license agreement with Beam Therapeutics Inc. (Beam), pursuant to which the Company was granted a non-exclusive license to use Beam’s proprietary CRISPR Cas12b nuclease editing technology to research, develop, and commercialize engineered cell therapy products that (i) are directed to certain antigen targets, with respect to the Company’s allogeneic T cell programs, or (ii) comprise certain human cell types, with respect to the Company’s stem cell-derived programs. The Company made an upfront payment of $50.0 million to Beam, which was recorded in research and development expense for the year ended December 31, 2021. Additionally, under the terms of the agreement, the Company may be obligated to pay up to $65.0 million in specified developmental and commercial milestone payments and royalties on licensed products for each licensed product. At the time of the entry into the option and license agreement, a member of the Company’s board of directors was a beneficial owner of greater than 10% of the outstanding shares of Beam. This director is also affiliated with a member of the board of directors of Beam.

President and Fellows of Harvard College

In March 2019, the Company entered into an exclusive license agreement with the President and Fellows of Harvard College (Harvard) to access certain intellectual property for the development of hypoimmune-modified cells.

Under the terms of the agreement, the Company paid to Harvard aggregate consideration of $12.0 million, comprising $9.0 million in common stock and $3.0 million in cash. Additionally, the Company may be required to pay to Harvard up to an aggregate of $175.0 million in success payments, payable in cash, based on increases in the fair value of the Company’s common stock (Harvard Success Payments). The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard would be credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of March 31, 2024, a Harvard Success Payment had not been triggered.

The following table summarizes the potential success payments and common stock price required for payment:

Multiple of Equity Value at Issuance	5x	10x	20x	30x	40x
Per share common stock price required for payment	$20.00	$40.00	$80.00	$120.00	$160.00
Success payment(s) (in millions)	$5.0	$15.0	$30.0	$50.0	$75.0

The Harvard Success Payment liabilities are carried at fair value, with the initial value and changes in fair value recognized in research and development related success payments and contingent consideration. As of March 31, 2024 and December 31, 2023, the estimated fair value of the Harvard Success Payment liability was $6.3 million and $1.6 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Harvard Success Payment liability, the Company recognized an expense of $4.7 million and a gain of $0.6 million for the three months ended March 31, 2024 and 2023 respectively.

5. Restricted cash

The Company maintains standby letters of credit that are collateralized with a bank account at a financial institution in accordance with certain lease agreements. The aggregate amount of such standby letters of credit was $3.8 million as of each of March 31, 2024 and December 31, 2023.

6. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		March 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$85,137	$-	$-	$85,137
U.S. government and agency securities	Level 2	79,179	1	(1)	79,179
Corporate debt securities	Level 2	514	-	-	514
Total cash equivalents		164,830	1	(1)	164,830
Short-term marketable securities:
U.S. government and agency securities	Level 2	122,671	8	(22)	122,657
Corporate debt securities	Level 2	11,372	1	(2)	11,371
Total short-term marketable securities		134,043	9	(24)	134,028
Other assets	Level 3	381	-	-	381
Total financial assets		$299,254	$10	$(25)	$299,239
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	114,990	-	-	114,990
Success payment liabilities	Level 3	45,422	-	-	45,422
Total long-term financial liabilities		160,412	-	-	160,412
Total financial liabilities		$160,412	$-	$-	$160,412

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$70,315	$-	$-	$70,315
U.S. government and agency securities	Level 2	33,091	3	-	33,094
Corporate debt securities	Level 2	1,062	-	-	1,062
Total cash equivalents		104,468	3	-	104,471
Short-term marketable securities:
U.S. government and agency securities	Level 2	57,924	7	(78)	57,853
Corporate debt securities	Level 2	13,817	9	(1)	13,825
Total short-term marketable securities		71,741	16	(79)	71,678
Other assets	Level 3	359	-	-	359
Total financial assets		$176,568	$19	$(79)	$176,508
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	109,606	-	-	109,606
Success payment liabilities	Level 3	12,799	-	-	12,799
Total long-term financial liabilities		122,405	-	-	122,405
Total financial liabilities		$122,405	$-	$-	$122,405

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

The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months for the periods presented:

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
March 31, 2024
U.S. government and agency securities	$111,511	$(9)	$5,984	$(14)	$117,495	$(23)
Corporate debt securities	7,858	(2)	-	-	7,858	(2)
Total	$119,369	$(11)	$5,984	$(14)	$125,353	$(25)
December 31, 2023
U.S. government and agency securities	$9,186	$(3)	$10,386	$(75)	$19,572	$(78)
Corporate debt securities	1,396	(1)	-	-	1,396	(1)
Total	$10,582	$(4)	$10,386	$(75)	$20,968	$(79)

The Company determined that there was no material change in the credit risk of the above investments during the three months ended March 31, 2024. As such, an allowance for credit losses has not been recognized. As of March 31, 2024, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of March 31, 2024, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of March 31, 2024, the balance in accumulated other comprehensive loss included net unrealized gains related to the Company’s available-for-sale debt securities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2023	$109,606	$11,160	$1,639
Changes in fair value – expense	5,384	27,920	4,703
Balance as of March 31, 2024	$114,990	$39,080	$6,342

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

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	March 31, 2024		December 31, 2023
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	10.9% – 11.3%	11.0%	11.7% – 12.4%	11.9%
Probability of milestone achievement	5.0% – 55.0%	25.7%	5.0% – 55.0%	25.7%

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

The fair values of the Cobalt Success Payments and Harvard Success Payments were calculated using the following unobservable inputs:

	March 31, 2024		December 31, 2023
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	72.5%	72.5%	72.5%	72.5%
Expected term (years)	14.9	7.0	15.1	7.2

7. Property and equipment, net

Property and equipment, net consists of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Laboratory equipment	$53,447	$51,643
Leasehold improvements	33,848	31,361
Construction in progress	35,028	26,332
Computer equipment, software, and other	4,843	3,124
Total property and equipment, at cost	127,166	112,460
Less: Accumulated depreciation	(45,517)	(41,771)
Property and equipment, net	$81,649	$70,689

Depreciation expense was $3.7 million and $4.3 million for the three months ended March 31, 2024 and 2023, respectively.

8. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Accrued compensation:
Accrued bonuses	$3,957	$14,379
Accrued paid time off	5,398	4,731
Accrued payroll	4,065	3,936
Other accrued compensation	545	676
Total accrued compensation	$13,965	$23,722
Accrued expenses and other current liabilities:
Accrued research and development services	$9,749	$10,110
Accrued professional fees	3,509	1,470
Accrued property and equipment	5,053	9,200
Other accrued current liabilities	1,363	2,682
Total accrued expenses and other current liabilities	$19,674	$23,462

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

The following table summarizes the Company’s lease costs:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating lease cost	$5,981	$7,061
Variable lease cost	2,014	1,982
Total lease cost	$7,995	$9,043

As of March 31, 2024, the weighted-average remaining lease term was 9.3 years, and the weighted-average incremental borrowing rate was 11.2%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year to the present value of the operating lease liabilities as of March 31, 2024 (in thousands):

2024 (remaining 9 months)	$16,971
2025	25,394
2026	22,472
2027	19,899
2028	15,226
2029 and thereafter	93,495
Total undiscounted lease payments	193,457
Less: imputed interest	(85,980)
Less: tenant improvement allowances	(1,388)
Present value of operating lease liabilities	106,089
Less: current portion of operating lease liabilities	$(13,167)
Operating lease liabilities, net of current portion	$92,922

10. Stockholders’ equity

In February 2024, the Company completed an underwritten public offering pursuant to which it sold 21.8 million shares of its common stock, including 4.5 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of its common stock, for net proceeds of approximately $180.0 million, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants have an exercise price of $0.0001 per share of common stock. As the pre-funded warrants are indexed to the Company’s common stock and otherwise meet the requirements to be classified in equity, the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheet. The pre-funded warrants are exercisable at any time; however, the holders of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. During the three months ended March 31, 2024, no pre-funded warrants were exercised.

In August 2022, the Company entered into a sales agreement with Cowen, acting as sales agent, pursuant to which it may offer and sell through Cowen up to $150.0 million in shares of the Company’s common stock from time to time in a series of one or more at the market equity offerings. As of March 31, 2024, the Company has sold an aggregate of 4.9 million shares of the Company's common stock under the ATM facility for net proceeds of $28.7 million, after deducting commissions and expenses.

11. Stock-based compensation

Equity incentive plans

In February 2021, the Company adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (2021 ESPP), both of which became effective on the completion of the Company’s initial public offering. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering period or on the purchase date. As of March 31, 2024, 20.9 million shares and 6.5 million shares were available for future issuance under the 2021 Plan and the 2021 ESPP, respectively.

Stock-based compensation expense

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Research and development	$5,848	$5,972
General and administrative	3,244	2,779
Total stock-based compensation expense	$9,092	$8,751

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of March 31, 2024 are as follows:

	Stock Options	RSUs
Unrecognized stock-based compensation expense (in thousands)	$75,911	$27,876
Weighted-average period costs expected to be recognized (in years)	2.8	3.5

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	26,849	$6.60	8.0	$11,235
Granted	5,551	9.49
Exercised	(1,120)	4.40
Forfeited/Cancelled	(1,048)	9.12
Outstanding as of March 31, 2024	30,232	$7.12	8.1	$113,377
Exercisable as of March 31, 2024	13,187	$7.01	7.1	$57,144

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
Assumptions	2024	2023
Risk free interest rate	3.82% – 4.34%	3.47% – 4.28%
Expected volatility	72.5%	70.0%
Expected term (years)	6.25	6.25 – 6.50
Expected dividend	0%	0%

The following table summarizes additional information related to stock option activity:

	Three Months Ended March 31,
	2024	2023
Weighted average grant date fair value per share for options granted	$6.46	$2.48
Aggregate intrinsic value of stock options exercised (in thousands)	$3,586	$561

Restricted stock

A summary of the Company’s RSU activity is as follows:

	RSUs (in thousands)	RSUs Weighted-Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2023	2,341	$3.88
Granted	2,461	9.49
Vested	(388)	4.21
Forfeited	(188)	5.21
Unvested shares as of March 31, 2024	4,226	$7.05

The fair value of RSUs that vested during the three months ended March 31, 2024 and 2023 was $4.1 million and $0.6 million, respectively.

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

The Company applies judgment in its determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of March 31, 2024 and December 31, 2023, the Company’s uncertain tax positions were immaterial.

13. Net loss per share

Basic and diluted net loss per common share are calculated by dividing net loss by the weighted-average number of common shares outstanding during the relevant period, including the pre-funded warrants given their nominal exercise price. The Company was in a loss position for all periods presented, and basic net loss per share and diluted net loss per share are therefore the same for all periods, as the inclusion of all potential common securities outstanding would have been anti-dilutive.

The following securities were excluded from the computation of net loss per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Options to purchase common stock	30,232	29,202
Unvested restricted common stock	-	5
Unvested RSUs	4,226	1,891
Total	34,458	31,098

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024 (2023 Annual Report). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements that are based upon current beliefs, plans, and expectations related to future events and our future financial performance that involve risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of numerous factors, including those set forth in the section of this Quarterly Report titled “Risk Factors.” See also the section of this Quarterly Report titled “Special Note Regarding Forward-Looking Statements.”

Overview

We were founded on the belief that engineered cells will be one of the most important transformations in medicine over the next several decades. The burden of diseases that can be addressed at their root cause through engineered cells is significant. We view engineered cells as having the potential to be as therapeutically disruptive as biologic drugs to clinical practice. The key to making this vision a reality will be finding consistent and scalable means of manufacturing cell-based medicines, and we have invested significantly in our hypoimmune platform (HIP) technology with the twin goals of using allogeneic cells that evade immune detection in patients and that we can manufacture at scale. We are developing cell engineering programs to revolutionize treatment across a broad array of therapeutic areas with unmet treatment needs, including oncology, diabetes, B-cell-mediated autoimmune diseases, and central nervous system disorders, among others.

We currently have four clinical trials that are ongoing, or that we expect to commence in the near-term, evaluating our product candidates, or product candidates developed using our technologies, across seven diseases in multiple therapeutic areas, including B-cell malignancies, B-cell-mediated autoimmune disease, and type 1 diabetes, as described below:

•
ARDENT, our ongoing Phase 1 clinical trial evaluating SC291, our HIP-modified CD19 targeted allogeneic chimeric antigen receptor (CAR) T program, in B-cell malignancies, including non-Hodgkin’s lymphoma and chronic lymphoblastic leukemia;
•
GLEAM, our Phase 1 clinical trial evaluating SC291 in patients with lupus nephritis, extrarenal lupus, and antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis;
•
VIVID, our Phase 1 clinical trial evaluating SC262, our HIP-modified CD22 CAR T program, in patients with relapsed or refractory B-cell malignancies who have received prior CD19 CAR T therapy; and
•
Investigator-sponsored first-in-human study (IST) evaluating UP421 an allogeneic, primary islet cell therapy engineered with our HIP technology, in patients with type 1 diabetes mellitus.

We seek to overcome several existing limitations of gene and cell therapy through our ex vivo and in vivo cell engineering platforms, both of which may facilitate the development of therapies that can transform the lives of patients by repairing cells in the body when possible and replacing them when needed. For ex vivo therapies, when diseased cells are damaged or missing entirely and an effective therapy needs to replace the entire cell, a successful therapeutic requires large-scale manufacturing of cells that engraft, function, and persist in the body. Of these, we view cell persistence as the greatest current limitation to dramatically expanding the impact of this class of therapeutics, and in particular, overcoming the barrier of immune rejection of transplanted allogeneic cells. We believe that product candidates developed with our ex vivo cell engineering platform, which uses HIP-modified allogeneic cells that can “hide” from the patient’s immune system, can address this fundamental limitation and unlock a wave of disruptive therapeutics. We refer to this technology as our hypoimmune platform. For in vivo therapies that aim to repair and control genes in the body, a successful product candidate requires both gene modification and in vivo delivery of the therapeutic payload. Of these, we view effective in vivo delivery as the greatest current limitation to dramatically expanding the impact of this class of therapeutics. To this end, our initial focus is on cell-specific delivery of genetic payloads. Based upon early clinical as well as extensive preclinical data from our HIP platform, we decided in October 2023 to focus a meaningful portion of our research and development resources for at least the next several years on HIP-modified ex vivo manufactured cells as therapeutics.

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

Given the depth and breadth of our portfolio, we expect to assess and prioritize our programs on an ongoing basis based on various factors, including internal and external opportunities and constraints, which may result in our decision to advance certain programs ahead or instead of others. For details regarding our product candidates, see the section titled “Business— Overview” in Part I, Item 1 included in our 2023 Annual Report.

Our ex vivo and in vivo technologies represent an aggregation of years of innovation and technology from multiple academic institutions and companies, including hypoimmune technology licensed from the President and Fellows of Harvard College (Harvard) and The Regents of the University of California, our ex vivo cell engineering program focused on certain brain disorders acquired from Oscine Corp., fusogen technology acquired from Cobalt Biomedicines Inc. (Cobalt), and gene editing technology licensed from Beam Therapeutics Inc., among others. For details regarding these acquisitions and license and collaboration agreements, see Note 3, Acquisitions and Note 4, License and collaboration agreements to our consolidated financial statements included in our 2023 Annual Report, as well as the section titled “Business— Key Intellectual Property Agreements” in Part I, Item 1 included in our 2023 Annual Report.

Our operations to date have included developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, conducting clinical trials of our product candidates, supporting clinical trials of product candidates developed using our technologies, acquiring technology, organizing and staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. Our net losses for the three months ended March 31, 2024 and 2023 were $107.5 million and $82.1 million, respectively. As of March 31, 2024, we had an accumulated deficit of $1.4 billion, which includes cumulative non-cash charges of $43.0 million and $63.7 million related to the revaluation of the success payment liabilities and contingent consideration, respectively. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations.

In February 2024, we completed an underwritten public offering pursuant to which we sold 21.8 million shares of our common stock, including 4.5 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of our common stock for net proceeds of approximately $180.0 million, after deducting underwriting discounts and commissions and offering expenses.

In August 2022, we entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which we may offer and sell through Cowen up to $150.0 million in shares of our common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of March 31, 2024, we have sold an aggregate of 4.9 million shares of our common stock under the ATM facility for net proceeds of $28.7 million, after deducting commissions and expenses.

As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $311.1 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months from the filing of these financial statements.

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

In October 2023, we announced a strategic repositioning to increase our focus on our ex vivo cell therapy product candidates. As a result, we reduced our near-term investment in our fusogen platform for in vivo gene delivery, including by delaying the IND submission for our SG299 program. The strategic repositioning resulted in a workforce reduction of approximately 29%. We incurred approximately $5.2 million of cash-based expenses related to employee severance, benefits, and related costs. The strategic repositioning and associated workforce reduction is complete, and is expected to result in 2024 operating cash burn of less than $200.0 million.

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

Acquisitions

We have completed various acquisitions since inception. For details regarding our acquisitions, see the section titled “Business—Key Intellectual Property Agreements” and Note 3, Acquisitions, to our consolidated financial statements included in our 2023 Annual Report.

License and collaboration agreements

We have entered into license and collaboration agreements with various third parties. For details regarding these agreements, see the section titled “Business— Key Intellectual Property Agreements” and Note 4, License and collaboration agreements, to our consolidated financial statements included in our 2023 Annual Report.

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of March 31, 2024, a Cobalt Success Payment had not been triggered.

See Note 3, Acquisitions to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” and “—Critical accounting policies and significant judgments and estimates—Contingent consideration” in our 2023 Annual Report for more information on the accounting treatment of the Cobalt Success Payment and Cobalt Contingent Consideration.

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of March 31, 2024, a Harvard Success Payment had not been triggered.

See Note 4, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the various per share common stock values that trigger a Harvard Success Payment. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” in our 2023 Annual Report for more information on the accounting treatment of the Harvard Success Payments.

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

Research and development activities account for a significant portion of our operating expenses. As a result of our strategic repositioning and associated workforce reduction in October 2023, we anticipate that our research and development expenses will decrease in 2024, excluding potential one-time items, and likely increase over the longer term from the 2024 level if our clinical trials are successful and if we expand our research and development efforts. Cost increases would be driven in large part by advancing our current and future product candidates into and through clinical trials; identifying additional product candidates; establishing internal and external manufacturing capabilities; advancing preclinical development of our current and future product candidates; advancing and expanding the capabilities of our ex vivo and in vivo cell engineering platforms; acquiring and licensing technologies aligned with our ambition of translating engineered cells to medicines; seeking regulatory approval of our current and future product candidates; and increasing our workforce to support our expanded research and development operations. A change in the outcome of any of these factors could result in a significant change in the costs and timing associated with the development of our product candidates.

Research and development related success payments and contingent consideration

Research and development related success payments and contingent consideration include the change in the estimated fair value of our Cobalt and Harvard Success Payment liabilities and Cobalt Contingent Consideration liability. The expense or gain associated with our research and development related success payments and contingent consideration is unpredictable, in part, because our success payments are impacted by changes in our common stock price and market capitalization at the end of each reporting period, and continues to vary significantly from quarter to quarter and year to year due to changes in the assumptions used in the calculations.

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

Results of operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$56,448	$67,166	$(10,718)
Research and development related success payments and contingent consideration	38,007	120	37,887
General and administrative	16,269	16,766	(497)
Total operating expenses	110,724	84,052	26,672
Loss from operations	(110,724)	(84,052)	(26,672)
Interest income, net	3,034	1,976	1,058
Other income (expense), net	215	(47)	262
Net income (loss)	$(107,475)	$(82,123)	$(25,352)

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Personnel	$25,211	$29,753	$(4,542)
Third-party manufacturing	1,780	3,822	(2,042)
Research, development, and laboratory	12,672	14,342	(1,670)
Facility and other allocated costs	15,468	17,201	(1,733)
Other	1,317	2,048	(731)
Total research and development expense	$56,448	$67,166	$(10,718)

Research and development expense was $56.4 million and $67.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $10.7 million was primarily due to:

•
a decrease of $4.5 million in personnel-related expenses due to lower research and development headcount related to the strategic repositioning in October 2023;
•
a decrease of $2.0 million in third-party manufacturing costs for CDMOs;
•
a net decrease of $1.7 million in research, development, and laboratory costs due to a decline in laboratory and other research costs associated with lower research and development headcount, partially offset by an increase in clinical development costs; and
•
a decrease of $1.7 million in facility costs.

Research and development related success payments and contingent consideration

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Cobalt success payment	$27,920	$(4,760)	$32,680
Harvard success payments	4,703	(580)	5,283
Contingent consideration	5,384	5,460	(76)
Total research and development related success payments and contingent consideration	$38,007	$120	$37,887

The expense related to the change in the estimated fair value of our Cobalt Success Payment was $27.9 million for the three months ended March 31, 2024, compared to a gain of $4.8 million for the same period in 2023. The changes in value were due to changes in our market capitalization. The expense related to the change in the estimated fair value of our Harvard Success Payments was $4.7 million for the three months ended March 31, 2024, compared to a gain of $0.6 million for the same period in 2023. The changes in value were primarily due to changes in our common stock price during the relevant periods. The expenses related to the change in the estimated fair value of our Cobalt Contingent Consideration was $5.4 million and $5.5 million for the three months ended March 31, 2024 and 2023, respectively. The changes in value were due to changes in the timing and probability of the achievement of milestones during the relevant periods.

General and administrative expenses

General and administrative expenses were $16.3 million and $16.8 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $0.5 million was primarily due to lower personnel-related costs due to a decrease in headcount related to the strategic repositioning in October 2023 and a decrease in costs related our previously planned manufacturing facility in Fremont, California. The decreases were partially offset by an increase in patent and other legal fees.

Interest income, net

Interest income, net, was $3.0 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively, and consisted primarily of interest earned on our cash and marketable securities balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of March 31, 2024, we had $311.1 million in cash, cash equivalents, and marketable securities. To date we have raised an aggregate of approximately $1.5 billion in net proceeds from sales of common stock and private placements of our convertible preferred stock.

In February 2024, we completed an underwritten public offering pursuant to which we sold 21.8 million shares of our common stock, including 4.5 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of our common stock for net proceeds of approximately $180.0 million, after deducting underwriting discounts and commissions and offering expenses.

In August 2022, we entered into a sales agreement with Cowen, acting as sales agent, pursuant to which we may offer and sell through Cowen up to $150.0 million in shares of our common stock under the ATM facility. As of March 31, 2024, we have sold an aggregate of 4.9 million shares of our common stock under the ATM facility for net proceeds of $28.7 million, after deducting commissions and expenses.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(65,632)	$(79,272)
Investing activities	(77,228)	62,727
Financing activities	186,397	236
Net increase (decrease) in cash, cash equivalents, and restricted cash	$43,537	$(16,309)

Operating activities

During the three months ended March 31, 2024, net cash used in operating activities was $65.6 million, consisting primarily of net loss of $107.5 million and the change in net operating assets and liabilities of $7.4 million, offset by non-cash adjustments of $49.3 million. The non-cash adjustments of $49.3 million consisted of $9.1 million of non-cash stock-based compensation, expenses of $32.6 million and $5.4 million for revaluation of our success payment liabilities and contingent consideration, respectively, and depreciation expense of $3.7 million, offset by other non-cash adjustments of $1.5 million.

During the three months ended March 31, 2023, net cash used in operating activities was $79.3 million, consisting primarily of net loss of $82.1 million, the change in net operating assets and liabilities of $10.8 million, and non-cash adjustments of $13.6 million. The non-cash adjustments of $13.6 million consisted of non-cash stock-based compensation expense of $8.8 million, depreciation expense of $4.3 million, and other non-cash adjustments of $0.5 million.

Investing activities

Cash used in investing activities was $77.2 million during the three months ended March 31, 2024, and cash provided by investing activities was $62.7 million during the three months ended March 31, 2023. For the three months ended March 31, 2024, this consisted of net purchases and maturities of marketable securities of $61.4 million and purchases of property and equipment of $15.8 million. For the three months ended March 31, 2023, this consisted of net purchases and maturities of marketable securities of $64.9 million, offset by purchases of property and equipment of $2.2 million.

Financing activities

During the three months ended March 31, 2024 and 2023, cash provided by financing activities was $186.4 million and $0.2 million, respectively, consisting primarily of net proceeds from issuance of common stock.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of March 31, 2024:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$23,333	$46,745	$33,415	$89,964	$193,457

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of March 31, 2024 are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 of our 2023 Annual Report for more information about these payment obligations.

We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock, pursuant to the terms and conditions in the Cobalt acquisition agreement, and up to an aggregate of $175.0 million in success payments to Harvard, payable in cash. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” in our 2023 Annual Report and Note 4, License and collaboration agreements, to our condensed consolidated financial statements located elsewhere in this Quarterly Report for more information on the success payments. As of March 31, 2024, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain, and therefore any related payments are not included in the table above.

We also enter into agreements in the normal course of business for sponsored research, preclinical studies, clinical trials, contract manufacturing, and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are not included in the table above.

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

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, are consistent with those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates” in our 2023 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our common stock price.

Interest rate risk

As of March 31, 2024, we had cash, cash equivalents, and restricted cash of $180.9 million, which consisted of bank deposits and money market funds, and also had marketable securities of $134.0 million. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. We had no debt outstanding as of March 31, 2024.

Market capitalization and common stock price sensitivity

We agreed to make a success payment to Cobalt based on our market capitalization payable in cash or stock, and success payments to Harvard based on increases in the per share fair market value of our common stock, payable in cash.

As of March 31, 2024, the estimated aggregate fair value of the success payment liabilities was $45.4 million. For the three months ended March 31, 2024, we recorded an expense of $32.6 million related to the aggregate change in the estimated fair value of our success payment liabilities.

Changes in our market capitalization and the fair value of our common stock as of each balance sheet date may result in a relatively large change in the estimated valuation of the success payment liabilities and resulting expense or gain. For example, for the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization as of March 31, 2024 from $2.2 billion to $2.7 billion would have increased the expense recorded in the three months ended March 31, 2024 by $9.2 million to $37.1 million. A hypothetical 20% decrease in our market capitalization from $2.2 billion to $1.8 billion would have decreased the expense recorded in the three months ended March 31, 2024 by $9.5 million to $18.4 million. For the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price as of March 31, 2024 from $10.0 per share to $12.0 per share would have increased the expense recorded in the three months ended March 31, 2024 by $2.1 million to $6.8 million. A hypothetical 20% decrease in the common stock price from $10.0 per share to $8.0 per share would have decreased the expense recorded in three months ended March 31, 2024 by $1.8 million to $2.9 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, management, including our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may in the ordinary course of business face various claims brought by third parties, and we may make claims or take legal action to assert our rights, including intellectual property rights, as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover multiple types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations, cash flows, or financial position. Additionally, any such claims, whether successful or not, could damage our reputation and business.

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
•
We will require additional funding to finance our operations. If we are unable to raise capital when needed, or on acceptable terms, we could be forced to delay, reduce, or eliminate certain product development programs or commercialization efforts.
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
•
the extent of any clinical or regulatory setbacks experienced by other companies developing similar products or within adjacent fields, including autologous and allogeneic cell-based therapies and the fields of gene editing and gene therapy, or publications or press coverage related to such therapies and fields, which could negatively impact the perceptions of the value and risk of our product candidates and technologies;
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

Additionally, we may not be successful in our efforts to acquire, obtain rights to, or otherwise access certain technologies or products that are necessary for the success of our product candidates or technologies on acceptable terms or at all, including because we may be unable to successfully or timely negotiate the terms of an agreement with the third-party owner of such technology or products or such third party may have determined to deprioritize such technology or products. Such transactions, as well as other strategic relationships we may enter into, may also be impacted by policies of or actions by certain regulatory authorities, such as the Federal Trade Commission (FTC), that have jurisdiction over various aspects of such transactions and relationships. If we are not able to acquire, obtain rights to, or otherwise access certain technologies or products on which certain of our product candidates or technologies may depend, it may be necessary for us to delay, reduce, or curtail the development of such product candidates or technologies, or incur additional costs in order to continue development without such rights.

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

Our success depends upon the continued contributions of our key management, scientific, and technical personnel, many of whom have been instrumental for us and have substantial experience with our cell engineering platforms and their underlying technologies and related product candidates. Given the specialized nature of our ex vivo and in vivo cell engineering technologies and the fact that we are operating in novel and emerging fields, there is an inherent scarcity of personnel with the requisite experience to fill the roles across our organization. As we continue developing our product candidates and building our pipeline, we will require personnel with medical, scientific, or technical qualifications and expertise specific to each program. The loss of key management and senior scientists or other personnel could delay our research and development activities. In addition, the loss of key executives could disrupt our operations and our ability to conduct our business. Despite our efforts to retain valuable employees, all of our employees are at-will employees, and members of our management, scientific, and development teams may terminate their employment with us at any time, with or without notice. Moreover, regulations or legislation impacting our workforce, such as the recently-issued FTC rule that generally prohibits employers from imposing non-compete obligations on their employees and renders most existing non-compete obligations unenforceable, and any legal challenges thereto, may lead to increased uncertainty in hiring and competition for talent, and harm our ability to protect our company, including our intellectual property, after termination of employment. If our retention efforts are unsuccessful now or in the future, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business.

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

Certain aspects of our cell engineering platforms rely on the ability to modify the genome, including by editing genes. Public perception may be influenced by claims that genome modification is unsafe, and products using or incorporating genome modification may not gain the acceptance of the public or the medical community. Similarly, general perceptions of products relying on ex vivo or in vivo cell engineering techniques may be impacted by developments within the research community as well as across the pharmaceutical and biotechnology industries, including those affecting or related to other companies, including those developing products that are similar or within adjacent fields or that are being developed in the same indications. Negative perceptions of genome modification, including gene editing, or of cell or gene therapy products generally, may result in fewer physicians being willing to enroll patients into clinical trials of our product candidates or prescribing our treatments, reduce the willingness of patients to participate in clinical trials of our product candidates or use our treatments, or otherwise negatively impact the development of our product candidates.

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

If we are unable to satisfy applicable legal or regulatory requirements or standards for an IND or comparable foreign submission, or experience delays in doing so, clinical development of our product candidates may be delayed or we may be unable to execute clinical trials of the applicable product candidate in the relevant jurisdiction. For example, we may decide not to submit an IND or comparable foreign submission in certain jurisdictions due to applicable legal or regulatory requirements in such jurisdiction, including based on future changes to such requirements. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or a comparable foreign submission, we cannot guarantee that such regulatory authorities will not change their requirements in the future, which could require us to make costly changes to and delay the conduct of our clinical trials or require suspension or termination of such trials entirely. In addition, because the manufacturing of our product candidates, including our ex vivo CAR T cell product candidates, is in its early stages and continues to evolve, we expect that manufacturing-related matters such as chemistry, manufacturing, and controls, including product specifications, will continue to be a focus of regulatory review of our INDs or comparable foreign submissions, which may delay our ability to proceed with the relevant clinical trials. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or comparable foreign submissions.

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

To obtain the requisite regulatory approvals to market and sell any of our current or future product candidates, we or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials of the product candidate, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidate meets the FDA’s or such comparable foreign regulatory authorities’ legal standards with respect to safety, purity, and potency, or efficacy, which may include, among other things, demonstrating through adequate and well-controlled clinical trials that the benefits of the product candidate outweigh its known risks for the intended patient population. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful.

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

Even if we or our collaborators (or other third parties, in the case of ISTs) successfully complete any clinical trials, clinical data are often susceptible to varying interpretations and analyses. We cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. Even if positive results are observed in clinical trials, we cannot guarantee that the FDA or comparable foreign regulatory authorities will view our product candidates as having efficacy. Further, the FDA or comparable foreign regulatory authorities may not agree with our manufacturing strategy or may not find comparability between our clinical trial product candidates and proposed commercial product candidates, which may result in regulatory delays or a need to perform additional clinical studies. Moreover, clinical trial results that may be acceptable to support approval of a certain scope in one jurisdiction may be deemed inadequate to support regulatory approval, or may only be deemed sufficient to support a narrower scope of approval, in other jurisdictions. If the FDA or comparable foreign regulatory authorities determine that the results of clinical trials of our product candidates are not adequate to support approval of a marketing application, we may experience delays in obtaining, or fail to obtain, approval of our product candidates, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is obtained for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

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

Additionally, as described elsewhere in these Risk Factors, rising rates of inflation in recent years and other factors have resulted in substantial increases in the costs associated with manufacturing our product candidates, including the costs of materials, consumables, and equipment, that we are unable to offset. Given the unpredictable nature of the current economic climate, including future rates of inflation, it may be increasingly difficult for us to predict and control our future expenses, which may harm our ability to conduct our business.

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

In addition, we rely on multiple CDMOs to produce sufficient quantities of materials required for the manufacture of our product candidates for preclinical testing and clinical trials and intend to continue to rely on such CDMOs for the commercial manufacture of certain of our products, if approved. Global supply chain shortages and rising rates of inflation in recent years have resulted in substantial increases in the costs of materials, including raw materials, reagents, consumables, and equipment that are required to make or used in the manufacture of our product candidates, and such costs may continue to increase. If we are unable to obtain such items from third-party sources, or fail to do so on commercially reasonable terms, we may not be able to produce sufficient supply of product candidate or we may be delayed or be required to incur additional costs in doing so. Such inability or failure, or any substantial delay in obtaining or additional costs for such items, could materially harm our business.

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

Reliance on CDMOs entails additional risks to which we would not be subject if we manufactured product candidates ourselves, including those applicable to other third-party service providers, as described elsewhere in these Risk Factors. In particular, such risks include reliance on the CDMO for regulatory compliance and quality control and assurance, including compliance with cGMP requirements and comparable standards relating to methods, facilities, and controls used in the manufacturing, processing, testing, and packing of product candidates, which are intended to ensure that biological products have acceptable safety profiles and that they consistently meet applicable requirements and specifications, and our CDMOs may be unable to satisfy applicable compliance and quality requirements in accordance with our timelines or at all. Additional risks include reliance on the CDMO for volume production, the possibility of breach of or inability to perform its obligations under the manufacturing agreement by the CDMO (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications, failure to properly scale-up manufacturing processes, or failure to deliver sufficient quantities of product candidates in a timely manner), and the possibility of termination or nonrenewal of the agreement by the CDMO at a time that is costly or damaging to us. For example, certain of our CDMOs may be unable to manufacture sufficient supply of our product candidates or materials used in their manufacture, in particular, if and as we implement commercial cGMP practices or scale up manufacturing for later-stage clinical trials and potential commercialization. If we experience any issues with respect to the risks described above, we may be required to seek a replacement CDMO, which could require significant internal resources and additional costs, delay our ongoing manufacturing activities, and ultimately be unsuccessful. If we were unable to timely find an adequate replacement for our CDMOs or another acceptable solution when needed, our clinical trials could be delayed, or our commercial activities could be harmed. In addition, because we depend on our CDMOs, our suppliers, and other third parties for the manufacture, filling, storage, and distribution of our product candidates, we may be unable to prevent or control manufacturing defects in our products, the use or sale of which could seriously harm our business, financial condition, and results of operations. Issues involving any of the foregoing risks could increase our costs, delay our development timelines, and ultimately lead to a delay in, or failure to obtain, regulatory approval of our product candidates.

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

We have entered into, and we expect to enter into in the future, license agreements and other agreements pursuant to which we may obtain access to or acquire intellectual property rights and technologies. These license and acquisition agreements impose, and we expect that future license and acquisition agreements will impose, various diligence, milestone and royalty payment, and other obligations on us. If we fail to comply with our obligations under these agreements, we may be required to pay damages, and the licensor may have the right to terminate the agreement. Any termination of these licenses could result in the loss of significant rights and could harm our ability to develop or advance one of our cell engineering platforms, or develop, manufacture, or commercialize one of our product candidates. See the subsection titled “Business— Key Intellectual Property Agreements” in Part I, Item 1 of our 2023 Annual Report for additional information regarding these key agreements.

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

Patents have limited terms, and in many jurisdictions worldwide, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent’s term is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Given the significant amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic therapies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of April 2024 have terms expected to expire on dates ranging from 2028 to 2042, subject to any patent term extensions that may be available. If patents are issued on our patent applications pending as of April 2024, the resulting patents are projected to expire on dates ranging from 2028 to 2045. In addition, although upon issuance in the United States a patent’s term can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may also be available in the United States and in certain other foreign jurisdictions. However, in the United States, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension in the United States does not extend to the full scope of the patent’s claims, but instead only as to the scope of the product as approved. The laws governing analogous patent term extensions in foreign jurisdictions vary widely and many differ from the process in the United States. Additionally, we may not receive a patent term extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. If we are unable to obtain a patent term extension for any particular patent, or the term of any such extension is less than we request, the period during which we will have the right to exclude others from using the patent rights will be shortened. Our competitors may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch a biosimilar product earlier than might otherwise be the case, which could reduce our revenue, possibly materially. In general, if we do not have sufficient patent term to protect our platform technologies and product candidates, our business and results of operations will be adversely affected.

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

The lengthy approval process, as well as the unpredictability of clinical trial results, may prevent us from obtaining regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining whether and when regulatory approval will be granted for any product candidates, including those that we may submit for approval in the future. For example, regulatory authorities in various jurisdictions have in the past had, and may in the future have, differing requirements for, interpretations of, and opinions on preclinical and clinical data, and certain regulatory authorities may more closely scrutinize our data, including our processes for maintaining the integrity of and disseminating such data, in particular, as our product candidates advance into later stages of development. We may be required to conduct additional preclinical studies, alter our proposed clinical trial designs, or conduct additional clinical trials to satisfy the regulatory authorities in each of the jurisdictions in which we hope to conduct clinical trials and develop and, if approved, market our products. In addition, from time to time, the FDA and other governmental or regulatory authorities across jurisdictions may adopt or promulgate laws, regulations, guidance, standards, or policies, or issue communications in areas applicable to various aspects of our research and development programs. Our efforts to comply with or address such laws, regulations, guidance, standards, policies, or communications could increase the time and expense required, or make it more difficult, to complete development activities and ultimately obtain regulatory approval for our product candidates. Further, certain of such laws, regulations, guidance, standards, policies, or communications may be subject to varying interpretations, which may increase our risk of potential non-compliance.

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

Other legislative changes have been proposed and adopted in the United Stated since the ACA was enacted, including aggregate reductions of Medicare payments to providers through 2032. In addition, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, including sanctions, treaties, tariffs, taxes, regulatory requirements, and other limitations on cross-border operations. The United States government has and continues to make significant additional changes in United States trade policy and may continue to take future actions that could negatively impact United States trade. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what interactions, including products or services, may be subject to such actions, or what actions may be taken by the other countries in retaliation. If our interactions with parties affected by any such actions are limited or no longer possible, our business, liquidity, financial condition, or results of operations could be materially and adversely affected.

Third parties involved in our operations, including CDMOs and other service providers, partners, and collaborators, may also be impacted by various laws and regulations, including those described above, compliance with or the effect of which could negatively impact the ability of these third parties to perform their obligations under our agreements with or otherwise harm our relationships with such third parties. For example, recently proposed legislation and acts by United States lawmakers, including the proposed BIOSECURE Act, have called for limitations on certain interactions with certain Chinese biotechnology firms and review of certain of these firms for sanctions due to potential threats to United States national security. To the extent that any such legislation or other similar legislation becomes law or reviews or other actions are initiated, and any third parties involved in our operations are the subject of these laws or actions, then our relationships with these third parties, and our programs and business generally, could be materially negatively impacted.

Risks Related to Our Limited Operating History, Financial Condition, and Need for Additional Capital

We have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability.

We have a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through private placements of our convertible preferred stock and, more recently, through our initial public offering (IPO). We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $107.5 million and $82.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $1.4 billion, which includes cumulative non-cash charges related to the revaluation of our success payment liabilities and contingent consideration of $43.0 million and $63.7 million, respectively. Our losses have resulted principally from expenses incurred for the research and development of our ex vivo and in vivo cell engineering platforms, management and administrative costs, and other expenses incurred while building our business infrastructure.

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

We will require additional funding to finance our operations. If we are unable to raise capital when needed, or on acceptable terms, we could be forced to delay, reduce, or eliminate certain product development programs or commercialization efforts.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. As described above, our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase if and as our ongoing activities grow in scope and breadth. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate certain research and development programs or any future commercialization efforts with respect to such programs, and our business, results of operations, and financial condition would be adversely affected.

As of March 31, 2024, we had $311.1 million in cash, cash equivalents, and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. Furthermore, we hold significant balances of cash and cash equivalents, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2022, we entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which we may offer and sell through Cowen shares of our common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of March 31, 2024, we had raised $28.7 million in net proceeds under the ATM facility. Further, on February 12, 2024, we completed an underwritten public offering pursuant to which we sold 21.8 million shares of our common stock, including 4.5 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of our common stock (the Follow-On Offering). Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

We agreed to make success payments, payable in cash, pursuant to our license agreement with Harvard and contingent consideration and success payments, payable in cash or stock, pursuant to our acquisition agreement with Cobalt. Pursuant to the terms of our license agreement with Harvard, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of March 31, 2024, a Harvard Success Payment had not been triggered. See Note 4, License and collaboration agreements to our consolidated financial statements included elsewhere in this Quarterly Report for more details on the various per share common stock values that trigger a Harvard Success Payment.

In connection with the Cobalt acquisition, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain pre-defined development milestones and a success payment (Cobalt Success Payment) of $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a BLA or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of March 31, 2024, a Cobalt Success Payment had not been triggered. See Note 3, Acquisitions, to our consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date.

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

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our balance sheets. Under United States generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development-related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment liabilities and contingent consideration may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements. For example, as of March 31, 2024 and December 31, 2023, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was $45.4 million and $12.8 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $115.0 million and $109.6 million, respectively.

For the three months ended March 31, 2024, we recorded expenses of $27.9 million and $4.7 million, respectively, related to the aggregate change in the estimated fair value of the Cobalt Success Payment and Harvard Success Payment liabilities. For the three months ended March 31, 2024, we recorded an expense of $5.4 million related to the change in the estimated fair value of the Cobalt Contingent Consideration. We have incurred net losses since our inception and expect to continue to incur net losses for the foreseeable future. It is possible that future fluctuations in the price of our common stock and market capitalization and the resulting change in the estimated fair value of our success payment liabilities could lead us to record net income in a future period despite us incurring operating losses and negative cash flows during such period. Alternatively, significant stock appreciation during a future period could lead to a significant increase in our recorded GAAP net loss.

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

With the proliferation of new drugs and therapies for our target indications, and as new technologies become available, we expect to face increasingly intense competition. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Any product candidates that we successfully develop and are able to commercialize, including those for the treatment of various cancers, B-cell-mediated autoimmune diseases, and type 1 diabetes, will compete with existing therapies and new therapies that may become available in the future, which may include CAR T, cellular, antibody, small molecule, and other types of therapies. The highly competitive nature of and rapid technological changes in the biotechnology and pharmaceutical industries could render our product candidates or our technologies obsolete, less competitive, or uneconomical. Our competitors may, among other things:

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

In addition, our potential future collaborators may decide to market and sell products that compete with the product candidates that we have agreed to license to them, which could have a material adverse effect on our future business, financial condition, and results of operations. As described elsewhere in these Risk Factors and in the subsection titled “Business—Competition” in our 2023 Annual Report, we currently and in the future will compete with third parties in the development and commercialization of our product candidates.

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

As of March 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, beneficially owned, in the aggregate, approximately 53.2% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interests.

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

If our existing stockholders sell, indicate an intention to sell, or there is a perception in the market that they intend to sell, a large number of shares of our common stock, the trading price of our common stock could decline. As of March 31, 2024, 221.3 million shares of our common stock were outstanding, which excludes shares of common stock sold in the ATM facility and shares of common stock issued upon exercise of outstanding equity awards, in each case, after March 31, 2024, and 43.1% of such shares were beneficially owned by holders of 5% or more of our common stock. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, applicable lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (Securities Act). If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

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
•
academic or other publications regarding our or adjacent industries, including regarding cell and gene therapy products;
•
press reports, whether or not true, about our business and the fields in which we operate;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended March 31, 2024.

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

We hold the remaining balance of the net proceeds from the IPO in cash and cash equivalents and money market funds in accordance with our investment policy. There has been no material change in the planned use of the net proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)

Not applicable.

(b)

Not applicable.

(c)

During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On March 5, 2024, Nathan Hardy, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 76,125 shares of our common stock and aggregate of up to 23,813 shares of common stock issuable upon the exercise of options. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 15, 2026, or earlier if all transactions under the trading arrangement are completed. On March 13, 2024, Mr. Hardy terminated a separate Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 140,236 shares of our common stock and an aggregate of up to 76,692 shares of common stock issuable upon the exercise of options. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until April 20, 2024, or earlier if all transactions under the trading arrangement were completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 9, 2021).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 9, 2021).

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252061), filed with the SEC on January 28, 2021).

4.3	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 8, 2024).

10.1*	Amendment No. 4 to Option and License Agreement by and between the Company and Beam Therapeutics Inc., dated as of April 4, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SANA BIOTECHNOLOGY, INC.

Date: May 8, 2024	By:	/s/ Steven D. Harr, M.D.
Steven D. Harr, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Nathan Hardy
Nathan Hardy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)