Form 10-Q
period 2024-06-30
Sana Biotechnology, Inc.
filed 2024-08-08
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 222,465,934 shares of common stock, $0.0001 par value per share, outstanding.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you should not unduly rely upon these statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sana Biotechnology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,958	$133,517
Marketable securities	116,685	71,678
Restricted cash	3,832	3,832
Prepaid expenses and other current assets	7,978	4,488
Total current assets	263,453	213,515
Property and equipment, net	85,909	70,689
Operating lease right-of-use assets	63,154	74,903
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	6,329	6,370
TOTAL ASSETS	$618,667	$565,299
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,817	$4,108
Accrued compensation	15,581	23,722
Accrued expenses and other current liabilities	21,293	23,462
Operating lease liabilities	9,998	13,195
Total current liabilities	50,689	64,487
Operating lease liabilities, net of current portion	88,559	90,901
Contingent consideration	111,621	109,606
Success payment liabilities	20,847	12,799
Other non-current liabilities	7,302	-
Total liabilities	279,018	277,793
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; zero shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; 750,000 shares authorized; 222,209 and 197,857 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	22	20
Additional paid-in capital	1,835,503	1,625,637
Accumulated other comprehensive loss	(19)	(60)
Accumulated deficit	(1,495,857)	(1,338,091)
Total stockholders' equity	339,649	287,506
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$618,667	$565,299

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$60,874	$73,044	$117,322	$140,210
Research and development related success payments and contingent consideration	(27,944)	26,679	10,063	26,799
General and administrative	16,442	16,566	32,711	33,332
Total operating expenses	49,372	116,289	160,096	200,341
Loss from operations	(49,372)	(116,289)	(160,096)	(200,341)
Interest income, net	3,202	2,374	6,236	4,350
Other expense, net	(4,121)	(84)	(3,906)	(131)
Net loss	$(50,291)	$(113,999)	$(157,766)	$(196,122)
Net loss per common share – basic and diluted	$(0.21)	$(0.59)	$(0.70)	$(1.02)
Weighted-average number of common shares – basic and diluted	234,440	192,540	225,872	191,888

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(50,291)	$(113,999)	$(157,766)	$(196,122)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities, net	(4)	1,274	41	3,462
Total comprehensive loss	$(50,295)	$(112,725)	$(157,725)	$(192,660)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	197,857	$20	$1,625,637	$(60)	$(1,338,091)	$287,506
Issuance of common stock from at the market offering, net of issuance costs of $113	150	-	1,037	-	-	1,037
Issuance of common stock from follow-on offering and accompanying pre-funded warrants, net of issuance costs of $9,741	21,773	2	180,006	-	-	180,008
Vesting of restricted stock	386	-	-	-	-	-
Exercise of stock options	1,120	-	4,929	-	-	4,929
Stock-based compensation expense	-	-	9,092	-	-	9,092
Unrealized gain on marketable securities, net	-	-	-	45	-	45
Net loss	-	-	-	-	(107,475)	(107,475)
Balance as of March 31, 2024	221,286	$22	$1,820,701	$(15)	$(1,445,566)	$375,142
Fees incurred related to common stock financings	-	-	(16)	-	-	(16)
Vesting of restricted stock	52	-	-	-	-	-
Exercise of stock options	548	-	2,361	-	-	2,361
Issuance of common stock related to employee stock purchase plan	323	-	1,077	-	-	1,077
Stock-based compensation expense	-	-	11,380	-	-	11,380
Unrealized loss on marketable securities, net	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	(50,291)	(50,291)
Balance as of June 30, 2024	222,209	$22	$1,835,503	$(19)	$(1,495,857)	$339,649

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	191,022	$19	$1,558,459	$(4,327)	$(1,054,836)	$499,315
Fees incurred related to issuance of common stock from at the market offering	-	-	(200)	-	-	(200)
Vesting of restricted stock	154	-	-	-	-	-
Exercise of stock options	233	-	331	-	-	331
Stock-based compensation expense	-	-	8,751	-	-	8,751
Unrealized gain on marketable securities, net	-	-	-	2,188	-	2,188
Net loss	-	-	-	-	(82,123)	(82,123)
Balance as of March 31, 2023	191,409	$19	$1,567,341	$(2,139)	$(1,136,959)	$428,262
Issuance of common stock from at the market offering, net of issuance costs of $985	4,586	1	27,247	-	-	27,248
Vesting of restricted stock	119	-	-	-	-	-
Exercise of stock options	357	-	691	-	-	691
Issuance of common stock related to employee stock purchase plan	409	-	1,705	-	-	1,705
Stock-based compensation expense	-	-	9,848	-	-	9,848
Unrealized gain on marketable securities, net	-	-	-	1,274	-	1,274
Net loss	-	-	-	-	(113,999)	(113,999)
Balance as of June 30, 2023	196,880	$20	$1,606,832	$(865)	$(1,250,958)	$355,029

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(157,766)	$(196,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,641	8,794
Stock-based compensation expense	20,472	18,599
Change in the estimated fair value of contingent consideration	2,015	11,355
Change in the estimated fair value of success payment liabilities	8,048	15,444
Non-cash expense for operating lease right-of-use assets	5,387	6,755
Other non-cash items, net	(4,858)	(6,088)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,459)	5,428
Operating lease right-of-use assets and liabilities	7,426	1,444
Accounts payable	(397)	87
Accrued expenses and other liabilities	(4,682)	(3,769)
Net cash used in operating activities	(124,173)	(138,073)
INVESTING ACTIVITIES:
Purchases of marketable securities	(177,018)	(71,267)
Proceeds from maturities of marketable securities	134,509	180,374
Purchases of property and equipment	(28,901)	(3,753)
Net cash provided by (used in) investing activities	(71,410)	105,354
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and exercise of stock options	8,367	2,727
Proceeds from issuance of common stock from equity financings, net	181,029	27,014
Proceeds from tenant improvement loan, net	7,628	-
Net cash provided by financing activities	197,024	29,741
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,441	(2,978)
Cash, cash equivalents, and restricted cash at beginning of period	137,349	187,273
Cash, cash equivalents, and restricted cash at end of period	$138,790	$184,295
SUPPLEMENTAL CASH FLOW INFORMATION:
Operating lease right-of-use assets obtained in exchange for lease obligations	$-	$8,984
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,376	$1,953
Cash received for tenant improvement allowances	$7,344	$1,198
Derecognition of operating lease right-of-use asset for lease modification	$(6,362)	$-

See accompanying notes.

Sana Biotechnology, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization

Sana Biotechnology, Inc. (the Company or Sana) is a biotechnology company focusing on utilizing reengineered cells as medicines. The Company’s operations to date have included identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, preparing for and executing clinical trials of its product candidates and supporting clinical trials of product candidates developed using its technologies, acquiring technologies, staffing the Company, business planning, establishing and maintaining the Company’s intellectual property portfolio, raising capital, and providing general and administrative support for these operations.

Liquidity and capital resources

The Company is subject to a number of risks and uncertainties similar to other biotechnology companies in the development stage, including, but not limited to, those related to the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, building out internal and external manufacturing capabilities, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, the need to protect the Company’s intellectual property and proprietary technologies, and the need to attract and retain key scientific and management personnel. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations with the proceeds from additional equity or debt financings or capital obtained in connection with strategic collaborations or licensing or other arrangements. In the event that additional financing is required, the Company may not be able to raise capital on terms acceptable to it or at all.

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

In August 2022, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which it may offer and sell through Cowen up to $150.0 million in shares of the Company’s common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of June 30, 2024, the Company has sold an aggregate of 4.9 million shares of the Company's common stock under the ATM facility for net proceeds of $28.6 million, after deducting commissions and expenses.

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of June 30, 2024, the Company had cash, cash equivalents, and marketable securities of $251.6 million, and an accumulated deficit of $1.5 billion, which includes cumulative non-cash charges related to the revaluation of the success payment liabilities and contingent consideration of $18.5 million and $60.4 million, respectively.

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

Significant accounting policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are consistent with those discussed in Note 2 in the 2023 Annual Report.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company has an obligation to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon the achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a program based on the fusogen technology in a clinical trial pursuant to an investigational new drug application, or has filed, or received approval for, a biologics license application or new drug application for a product developed using the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control of the Company if at least one of the Company’s programs based on the fusogen technology is an active research program at the time of such change of control. If the Company’s market capitalization is below $8.1 billion as of the date of a change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of June 30, 2024, a Cobalt Success Payment had not been triggered.

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value, with changes in fair value recognized in research and development related success payments and contingent consideration. As of June 30, 2024 and December 31, 2023, the estimated fair value of the Cobalt Success Payment liability was $18.4 million and $11.2 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Success Payment, the Company recognized a gain of $20.7 million and an expense of $18.5 million for the three months ended June 30, 2024 and 2023, respectively, and expenses of $7.2 million and $13.7 million for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and December 31, 2023, the estimated fair value of the Cobalt Contingent Consideration was $111.6 million and $109.6 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, the Company recognized a gain of $3.4 million and an expense of $5.9 million for the three months ended June 30, 2024 and 2023, respectively, and expenses of $2.0 million and $11.4 million for the six months ended June 30, 2024 and 2023, respectively.

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

Under the terms of the agreement, the Company paid to Harvard aggregate consideration of $12.0 million, comprising $9.0 million in common stock and $3.0 million in cash. Additionally, the Company may be required to pay to Harvard up to an aggregate of $175.0 million in success payments, payable in cash, based on increases in the fair value of the Company’s common stock (Harvard Success Payments). The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard would be credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of June 30, 2024, a Harvard Success Payment had not been triggered.

The following table summarizes the potential success payments and common stock price required for payment:

Multiple of Equity Value at Issuance	5x	10x	20x	30x	40x
Per share common stock price required for payment	$20.00	$40.00	$80.00	$120.00	$160.00
Success payment(s) (in millions)	$5.0	$15.0	$30.0	$50.0	$75.0

The Harvard Success Payment liabilities are carried at fair value, with the initial value and changes in fair value recognized in research and development related success payments and contingent consideration. As of June 30, 2024 and December 31, 2023, the estimated fair value of the Harvard Success Payment liability was $2.5 million and $1.6 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Harvard Success Payment liability, the Company recognized a gain of $3.9 million and an expense of $2.3 million for the three months ended June 30, 2024 and 2023, respectively, and expenses of $0.8 million and $1.7 million for the six months ended June 30, 2024 and 2023, respectively.

5. Restricted cash

The Company maintains standby letters of credit that are collateralized with a bank account at a financial institution in accordance with certain lease agreements. The aggregate amount of such standby letters of credit was $3.8 million as of each of June 30, 2024 and December 31, 2023.

6. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		June 30, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$68,489	$-	$-	$68,489
U.S. government and agency securities	Level 2	32,053	-	-	32,053
Total cash equivalents		100,542	-	-	100,542
Short-term marketable securities:
U.S. government and agency securities	Level 2	104,940	1	(19)	104,922
Corporate debt securities	Level 2	11,764	1	(2)	11,763
Total short-term marketable securities		116,704	2	(21)	116,685
Total financial assets		$217,246	$2	$(21)	$217,227
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	111,621	-	-	111,621
Success payment liabilities	Level 3	20,847	-	-	20,847
Total long-term financial liabilities		132,468	-	-	132,468
Total financial liabilities		$132,468	$-	$-	$132,468

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$70,315	$-	$-	$70,315
U.S. government and agency securities	Level 2	33,091	3	-	33,094
Corporate debt securities	Level 2	1,062	-	-	1,062
Total cash equivalents		104,468	3	-	104,471
Short-term marketable securities:
U.S. government and agency securities	Level 2	57,924	7	(78)	57,853
Corporate debt securities	Level 2	13,817	9	(1)	13,825
Total short-term marketable securities		71,741	16	(79)	71,678
Other assets	Level 3	359	-	-	359
Total financial assets		$176,568	$19	$(79)	$176,508
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	109,606	-	-	109,606
Success payment liabilities	Level 3	12,799	-	-	12,799
Total long-term financial liabilities		122,405	-	-	122,405
Total financial liabilities		$122,405	$-	$-	$122,405

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

The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months for the periods presented:

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
June 30, 2024
U.S. government and agency securities	$82,248	$(19)	$-	$-	$82,248	$(19)
Corporate debt securities	4,165	(2)	-	-	4,165	(2)
Total	$86,413	$(21)	$-	$-	$86,413	$(21)
December 31, 2023
U.S. government and agency securities	$9,186	$(3)	$10,386	$(75)	$19,572	$(78)
Corporate debt securities	1,396	(1)	-	-	1,396	(1)
Total	$10,582	$(4)	$10,386	$(75)	$20,968	$(79)

The Company determined that there was no material change in the credit risk of the above investments during the three and six months ended June 30, 2024. As such, an allowance for credit losses has not been recognized. As of June 30, 2024, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of June 30, 2024, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of June 30, 2024, the balance in accumulated other comprehensive loss included net unrealized gains related to the Company’s available-for-sale debt securities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2023	$109,606	$11,160	$1,639
Changes in fair value – expense	5,384	27,920	4,703
Balance as of March 31, 2024	114,990	39,080	6,342
Changes in fair value – gain	(3,369)	(20,687)	(3,888)
Balance as of June 30, 2024	$111,621	$18,393	$2,454

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

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	June 30, 2024		December 31, 2023
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	13.2% – 13.8%	13.4%	11.7% – 12.4%	11.9%
Probability of milestone achievement	5.0% –55.0%	25.7%	5.0% – 55.0%	25.7%

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

The fair values of the Cobalt Success Payments and Harvard Success Payments were calculated using the following unobservable inputs:

	June 30, 2024		December 31, 2023
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	72.5%	72.5%	72.5%	72.5%
Expected term (years)	14.6	6.7	15.1	7.2

7. Property and equipment, net

Property and equipment, net consists of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Laboratory equipment	$56,466	$51,643
Leasehold improvements	33,848	31,361
Construction in progress	39,899	26,332
Computer equipment, software, and other	5,006	3,124
Total property and equipment, at cost	135,219	112,460
Less: Accumulated depreciation	(49,310)	(41,771)
Property and equipment, net	$85,909	$70,689

Depreciation expense was $3.9 million and $4.5 million for the three months ended June 30, 2024 and 2023, respectively, and $7.6 million and $8.8 million for the six months ended June 30, 2024 and 2023, respectively.

8. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Accrued compensation:
Accrued bonuses	$7,762	$14,379
Accrued paid time off	4,928	4,731
Accrued payroll	2,355	3,936
Other accrued compensation	536	676
Total accrued compensation	$15,581	$23,722
Accrued expenses and other current liabilities:
Accrued research and development services	$13,795	$10,110
Accrued professional fees	2,429	1,470
Accrued property and equipment	2,999	9,200
Other accrued current liabilities	2,070	2,682
Total accrued expenses and other current liabilities	$21,293	$23,462

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

In June 2022, the Company entered into a lease agreement for 79,565 square feet of office, laboratory, and manufacturing space located in Bothell, Washington (the Bothell facility). The initial term of the lease expires in February 2039, with the option to extend the lease for up to three additional five-year terms. The lease agreement also provides for up to $19.9 million for reimbursement of tenant improvements, as well as an additional $8.0 million loan for tenant improvements, available at the Company’s election, which the Company would be obligated to repay to the landlord monthly over the initial term of the lease with interest at a rate of 6.5% per year (the Tenant Improvement Loan). The Company elected to receive the Tenant Improvement Loan in the second quarter of 2024. As of June 30, 2024, $0.3 million was included in accrued expenses and other current liabilities and $7.3 million was included in other non-current liabilities. The Company is obligated to pay base rent of approximately $68.8 million over the initial term of the lease. In accordance with the lease agreement, the Company has obtained a letter of credit in the amount of $1.6 million.

In April 2024, the Company amended the terms of certain agreements for its vivarium spaces in Cambridge, Massachusetts and South San Francisco, California, resulting in these agreements no longer requiring recognition on the balance sheet. In the second quarter of 2024, the Company derecognized the remaining balances related to the right-of-use asset and lease liability of $6.4 million and $6.2 million, respectively.

The following table contains additional information related to the Company’s operating leases:

Location	Use	Approximate Square Footage	Commencement Dates	Expiration Dates
Seattle, WA	Office/Laboratory	48,000	March 2019 to September 2020	December 2026 to April 2028
Cambridge, MA	Office/Laboratory	56,000	March 2019 to January 2020	June 2027 to February 2028
South San Francisco, CA	Office/Laboratory	99,000	December 2019 to April 2022	April 2030
Rochester, NY	Office/Laboratory	3,000	January 2022	January 2025
Bothell, WA	Office/Laboratory/Manufacturing	80,000	January 2023	January 2039

Throughout the term of each lease agreement, the Company is responsible for paying, in addition to base rent, certain operating costs, such as common area maintenance, taxes, utilities, and insurance. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

The following table summarizes the Company’s lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$4,469	$6,981	$9,088	$14,042
Short-term lease cost	1,189	-	2,551	-
Variable lease cost	2,088	1,929	4,102	3,911
Total lease cost	$7,746	$8,910	$15,741	$17,953

As of June 30, 2024, the weighted-average remaining lease term was 9.7 years, and the weighted-average incremental borrowing rate was 11.4%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year to the present value of the operating lease liabilities as of June 30, 2024 (in thousands):

2024 (remaining 6 months)	$8,863
2025	21,768
2026	22,472
2027	19,899
2028	15,226
2029 and thereafter	93,495
Total undiscounted lease payments	181,723
Less: imputed interest	(83,001)
Less: tenant improvement allowances	(165)
Present value of operating lease liabilities	98,557
Less: current portion of operating lease liabilities	$(9,998)
Operating lease liabilities, net of current portion	$88,559

10. Stockholders’ equity

In February 2024, the Company completed an underwritten public offering pursuant to which it sold 21.8 million shares of its common stock, including 4.5 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of its common stock, for net proceeds of approximately $180.0 million, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants have an exercise price of $0.0001 per share of common stock. As the pre-funded warrants are indexed to the Company’s common stock and otherwise meet the requirements to be classified in equity, the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheet. The pre-funded warrants are exercisable at any time; however, the holders of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. During the three and six months ended June 30, 2024, no pre-funded warrants were exercised.

In August 2022, the Company entered into a sales agreement with Cowen, acting as sales agent, pursuant to which it may offer and sell through Cowen up to $150.0 million in shares of the Company’s common stock from time to time in a series of one or more at the market equity offerings. As of June 30, 2024, the Company has sold an aggregate of 4.9 million shares of the Company's common stock under the ATM facility for net proceeds of $28.6 million, after deducting commissions and expenses.

11. Stock-based compensation

Equity incentive plans

In February 2021, the Company adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (2021 ESPP), both of which became effective on the completion of the Company’s initial public offering. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering period or on the purchase date. As of June 30, 2024, 20.2 million shares and 6.2 million shares were available for future issuance under the 2021 Plan and the 2021 ESPP, respectively.

Stock-based compensation expense

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Research and development	$7,123	$6,693	$12,971	$12,665
General and administrative	4,257	3,155	7,501	5,934
Total stock-based compensation expense	$11,380	$9,848	$20,472	$18,599

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of June 30, 2024 are as follows:

	Stock Options	RSUs
Unrecognized stock-based compensation expense (in thousands)	$71,116	$26,991
Weighted-average period costs expected to be recognized (in years)	2.7	3.4

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	26,849	$6.60	8.0	$11,235
Granted	6,848	9.13
Exercised	(1,662)	4.38
Forfeited/Cancelled	(1,770)	9.54
Outstanding as of June 30, 2024	30,265	$7.12	8.0	$22,708
Exercisable as of June 30, 2024	14,485	$6.90	7.0	$14,252

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Six Months Ended June 30,
Assumptions	2024	2023
Risk free interest rate	3.8% – 4.7%	3.4% – 4.3%
Expected volatility	72.5%	70.0%
Expected term (years)	5.50 – 6.25	5.50 – 6.50
Expected dividend	0%	0%

The following table summarizes additional information related to stock option activity:

	Six Months Ended June 30,
	2024	2023
Weighted average grant date fair value per share for options granted	$6.19	$2.60
Aggregate intrinsic value of stock options exercised (in thousands)	$5,391	$2,058

Restricted stock

A summary of the Company’s RSU activity is as follows:

	RSUs (in thousands)	RSUs Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2023	2,341	$3.88
Granted	2,802	9.32
Vested	(440)	4.54
Forfeited	(406)	5.63
Unvested as of June 30, 2024	4,297	$7.20

The fair value of RSUs that vested during the six months ended June 30, 2024 and 2023 was $4.6 million and $1.1 million, respectively.

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

The Company applies judgment in its determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of June 30, 2024 and December 31, 2023, the Company’s uncertain tax positions were immaterial.

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

The following securities were excluded from the computation of net loss per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Options to purchase common stock	30,265	30,296
Unvested RSUs	4,297	1,776
Total	34,562	32,072

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

We currently have four ongoing clinical trials evaluating our product candidates, or product candidates developed using our technologies, across seven diseases in multiple therapeutic areas, including B-cell malignancies, B-cell-mediated autoimmune diseases, and type 1 diabetes, as described below:

•
ARDENT, our Phase 1 clinical trial evaluating SC291, our HIP-modified CD19 targeted allogeneic chimeric antigen receptor (CAR) T program, in B-cell malignancies, including non-Hodgkin’s lymphoma and chronic lymphoblastic leukemia;
•
GLEAM, our Phase 1 clinical trial evaluating SC291 in patients with lupus nephritis, extrarenal lupus, and antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis;
•
VIVID, our Phase 1 clinical trial evaluating SC262, our HIP-modified CD22 CAR T program, in patients with relapsed or refractory B-cell malignancies who have received prior CD19 CAR T therapy; and
•
The investigator-sponsored first-in-human study (IST) evaluating UP421, an allogeneic primary islet cell therapy engineered with our HIP technology, in patients with type 1 diabetes mellitus.

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

In 2023 and 2024, the FDA cleared our Investigational New Drug (IND) applications for each of the ARDENT, GLEAM, and VIVID trials, and we supported the submission of a clinical trial application for an IST, which was authorized by the Swedish Medical Products Agency. These four trials will evaluate our product candidates, or product candidates developed using our technologies, across seven diseases in multiple therapeutic areas, including B-cell malignancies, B cell-mediated autoimmune diseases, and type 1 diabetes. We expect to share data from each of these trials in 2024.

Additionally, we continue to make progress on advancing our research- and preclinical-stage product candidates into and through preclinical development and toward potential IND submissions in 2025 and beyond. As certain of our product candidates advance toward potential IND submissions, we are conducting good laboratory practices toxicity studies and establishing necessary scale-up for our manufacturing processes.

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

Our operations to date have included developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, conducting clinical trials of our product candidates, supporting clinical trials of product candidates developed using our technologies, acquiring technologies, staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. Our net losses for the six months ended June 30, 2024 and 2023 were $157.8 million and $196.1 million, respectively. As of June 30, 2024, we had an accumulated deficit of $1.5 billion, which includes cumulative non-cash charges of $18.5 million and $60.4 million related to the revaluation of the success payment liabilities and contingent consideration, respectively. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations.

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

In August 2022, we entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which we may offer and sell through Cowen up to $150.0 million in shares of our common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of June 30, 2024, we have sold an aggregate of 4.9 million shares of our common stock under the ATM facility for net proceeds of $28.6 million, after deducting commissions and expenses.

As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $251.6 million. Based on our current operating plan, we expect 2024 operating cash burn of less than $200.0 million and believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least 12 months from the filing of this Quarterly Report.

In October 2023, we announced a strategic repositioning to increase our focus on our ex vivo cell therapy product candidates. As a result, we reduced our near-term investment in our fusogen platform for in vivo gene delivery, including by delaying the IND submission for our SG299 program. The strategic repositioning resulted in a workforce reduction of approximately 29%. We incurred approximately $5.2 million of cash-based expenses related to employee severance, benefits, and related costs. The strategic repositioning and associated workforce reduction is complete.

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

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of June 30, 2024, a Cobalt Success Payment had not been triggered.

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

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of June 30, 2024, a Harvard Success Payment had not been triggered.

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

Results of operations

Comparison of the three and six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$60,874	$73,044	$(12,170)	$117,322	$140,210	$(22,888)
Research and development related success payments and contingent consideration	(27,944)	26,679	(54,623)	10,063	26,799	(16,736)
General and administrative	16,442	16,566	(124)	32,711	33,332	(621)
Total operating expenses	49,372	116,289	(66,917)	160,096	200,341	(40,245)
Loss from operations	(49,372)	(116,289)	66,917	(160,096)	(200,341)	40,245
Interest income, net	3,202	2,374	828	6,236	4,350	1,886
Other expense, net	(4,121)	(84)	(4,037)	(3,906)	(131)	(3,775)
Net loss	$(50,291)	$(113,999)	$63,708	$(157,766)	$(196,122)	$38,356

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Research and laboratory	$9,731	$16,264	$(6,533)
Personnel	24,305	30,297	(5,992)
Third-party manufacturing	3,333	6,038	(2,705)
Facility and other allocated expenses	16,195	16,740	(545)
Clinical development	5,151	1,892	3,259
Other	2,159	1,813	346
Total research and development expense	$60,874	$73,044	$(12,170)

Research and development expense was $60.9 million and $73.0 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $12.1 million was primarily due to:

•
a decrease of $6.5 million in research expenses primarily due to lower research and development headcount;
•
a net decrease of $6.4 million in personnel-related expenses due to lower research and development headcount related to the strategic repositioning in October 2023, partially offset by an increase in personnel-related costs for the acceleration of our internal manufacturing capabilities;
•
a decrease of $2.7 million in third-party manufacturing costs for CDMOs; and
•
a net decrease of $0.5 million in facility and other allocated costs, partially offset by an increase in costs for the acceleration of our internal manufacturing capabilities.

These decreases were partially offset by an increase of $3.3 million in clinical development costs.

The following table summarizes the components of our research and development expenses for the periods presented:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Personnel	$49,516	$60,050	$(10,534)
Research and laboratory	18,683	29,110	(10,427)
Third-party manufacturing	5,113	9,860	(4,747)
Facility and other allocated costs	31,663	33,941	(2,278)
Other	3,475	3,861	(386)
Clinical development	8,872	3,388	5,484
Total research and development expense	$117,322	$140,210	$(22,888)

Research and development expense was $117.3 million and $140.2 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $22.9 million was primarily due to:

•
a net decrease of $10.8 million in personnel-related expenses due to lower research and development headcount related to the strategic repositioning in October 2023, partially offset by an increase in personnel-related costs for the acceleration of our internal manufacturing capabilities;
•
a decrease of $10.4 million in research expenses primarily due to lower research and development headcount;
•
a decrease of $4.7 million in third-party manufacturing costs for CDMOs; and
•
a net decrease of $2.3 million in facility and other allocated costs, partially offset by an increase in costs for the acceleration of our internal manufacturing capabilities.

These decreases were partially offset by an increase of $5.5 million in clinical development costs.

Research and development related success payments and contingent consideration

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the periods presented:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Cobalt success payment	$(20,687)	$18,505	$(39,192)
Harvard success payments	(3,888)	2,279	(6,167)
Contingent consideration	(3,369)	5,895	(9,264)
Total research and development related success payments and contingent consideration	$(27,944)	$26,679	$(54,623)

The gain related to the change in the estimated fair value of our Cobalt Success Payment was $20.7 million for the three months ended June 30, 2024, compared to an expense of $18.5 million for the same period in 2023. The changes in value were due to changes in our market capitalization during the relevant periods. The gain related to the change in the estimated fair value of our Harvard Success Payments was $3.9 million for the three months ended June 30, 2024, compared to an expense of $2.3 million for the same period in 2023. The changes in value were primarily due to changes in our common stock price during the relevant periods. The gain related to the change in the estimated fair value of our Cobalt Contingent Consideration was $3.4 million compared to an expense of $5.9 million for the three months ended June 30, 2024 and 2023, respectively. The changes in value were due primarily to changes in the timing and probability of the achievement of milestones during the relevant periods.

The following table summarizes the expenses associated with research and development related success payments and contingent consideration for the periods presented:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Cobalt success payment	$7,233	$13,745	$(6,512)
Harvard success payments	815	1,699	(884)
Contingent consideration	2,015	11,355	(9,340)
Total research and development related success payments and contingent consideration	$10,063	$26,799	$(16,736)

The expenses related to the change in the estimated fair value of our Cobalt Success Payment was $7.2 million for the six months ended June 30, 2024, compared to $13.7 million for the same period in 2023. The changes in value were due to changes in our market capitalization during the relevant periods. The expenses related to the change in the estimated fair value of our Harvard Success Payments was $0.8 million for the six months ended June 30, 2024, compared to $1.7 million for the same period in 2023. The changes in value were primarily due to changes in our common stock price during the relevant periods. The expenses related to the change in the estimated fair value of our Cobalt Contingent Consideration was $2.0 million and $11.4 million for the six months ended June 30, 2024 and 2023, respectively. The changes in value were due to changes in the timing and probability of the achievement of milestones during the relevant periods.

General and administrative expenses

General and administrative expenses were $16.4 million and $32.7 million for the three and six months ended June 30, 2024, respectively, compared to $16.6 million and $33.3 million for the same periods in 2023.

The decrease of $0.2 million for the three months ended June 30, 2024 was primarily due to a decrease in costs related our previously planned manufacturing facility in Fremont, California, lower personnel-related costs due to a decrease in headcount related to the strategic repositioning in October 2023, and a decrease in legal fees. These decreases were partially offset by an increase in non-cash stock-based compensation and consulting fees.

The decrease of $0.6 million for the six months ended June 30, 2024 was primarily due to a decrease in costs related to our previously planned manufacturing facility in Fremont, California and lower personnel-related costs due to a decrease in headcount related to the strategic repositioning in the fourth quarter of 2023. These decreases were partially offset by an increase in non-cash stock-based compensation, legal fees, and consulting costs.

Interest income, net

Interest income, net, was $3.2 million and $6.2 million for the three and six months ended June 30, 2024, respectively, compared to $2.4 million and $4.4 million for the same periods in 2023, respectively, and consisted primarily of interest earned on our cash and marketable securities balances.

Other expense, net

Other expense, net, was $4.1 million and $3.9 million for the three and six months ended June 30, 2024, respectively, compared to $0.1 million for each of the three and six months ended June 30, 2023. The increases of $4.0 million and $3.8 million for the three and six months ended June 30, 2024, respectively, was due to an other-than-temporary impairment of an other asset.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of June 30, 2024, we had $251.6 million in cash, cash equivalents, and marketable securities. To date we have raised an aggregate of approximately $1.5 billion in net proceeds from sales of common stock and private placements of our convertible preferred stock.

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

In August 2022, we entered into a sales agreement with Cowen, acting as sales agent, pursuant to which we may offer and sell through Cowen up to $150.0 million in shares of our common stock under the ATM facility. As of June 30, 2024, we have sold an aggregate of 4.9 million shares of our common stock under the ATM facility for net proceeds of $28.6 million, after deducting commissions and expenses.

Since our inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever.

Future funding requirements

We expect to incur additional losses for the foreseeable future as we conduct and expand our research and development efforts, including conducting clinical trials and preclinical studies, developing new product candidates, establishing internal and external manufacturing capabilities, and funding our operations generally.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least 12 months from the filing of this Quarterly Report. However, we anticipate that we will need to raise additional financing in the future to fund our operations, including the commercialization of any approved product candidates. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(124,173)	$(138,073)
Investing activities	(71,410)	105,354
Financing activities	197,024	29,741
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,441	$(2,978)

Operating activities

During the six months ended June 30, 2024, net cash used in operating activities was $124.2 million, consisting primarily of net loss of $157.8 million and the change in net operating assets and liabilities of $5.1 million, offset by non-cash adjustments of $38.7 million. The non-cash adjustments of $38.7 million consisted of $20.5 million of non-cash stock-based compensation, expenses of $8.0 million and $2.0 million for revaluation of our success payment liabilities and contingent consideration, respectively, and depreciation expense of $7.6 million, offset by other non-cash adjustments of $0.6 million.

During the six months ended June 30, 2023, net cash used in operating activities was $138.1 million, consisting primarily of net loss of $196.1 million, the change in net operating assets and liabilities of $3.2 million, and non-cash adjustments of $54.8 million. The non-cash adjustments of $54.8 million consisted of non-cash stock-based compensation expense of $18.6 million, expenses of $15.4 million and $11.4 million for revaluation of our success payment liabilities and contingent consideration, respectively, depreciation expense of $8.8 million, and other non-cash adjustments of $0.6 million.

Investing activities

Cash used in investing activities was $71.4 million during the six months ended June 30, 2024, and cash provided by investing activities was $105.4 million during the six months ended June 30, 2023. For the six months ended June 30, 2024, this consisted of net purchases and maturities of marketable securities of $42.5 million and purchases of property and equipment of $28.9 million. For the six months ended June 30, 2023, this consisted of net purchases and maturities of marketable securities of $109.1 million, offset by purchases of property and equipment of $3.7 million.

Financing activities

During the six months ended June 30, 2024 and 2023, cash provided by financing activities was $197.0 million and $29.7 million, respectively, consisting primarily of net proceeds from issuance of common stock.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of June 30, 2024:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$19,684	$43,945	$31,645	$86,449	$181,723

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of June 30, 2024 are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 of our 2023 Annual Report for more information about these payment obligations.

We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock, pursuant to the terms and conditions in the Cobalt acquisition agreement, and up to an aggregate of $175.0 million in success payments to Harvard, payable in cash. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” in our 2023 Annual Report and Note 3, Acquisitions, and Note 4, License and collaboration agreements, to our condensed consolidated financial statements located elsewhere in this Quarterly Report for more information on the success payments. As of June 30, 2024, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain, and therefore any related payments are not included in the table above.

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

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, are consistent with those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates” in our 2023 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our common stock price.

Interest rate risk

As of June 30, 2024, we had cash, cash equivalents, and restricted cash of $138.8 million, which consisted of bank deposits and money market funds, and also had marketable securities of $116.7 million. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are all short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. As of June 30, 2024, we had no debt outstanding that is subject to interest rate variability.

Market capitalization and common stock price sensitivity

We agreed to make a success payment to Cobalt based on our market capitalization payable in cash or stock, and success payments to Harvard based on increases in the per share fair market value of our common stock, payable in cash.

As of June 30, 2024, the estimated aggregate fair value of the success payment liabilities was $20.9 million. For the three and six months ended June 30, 2024, we recorded a gain of $24.6 million and an expense of $8.0 million, respectively, related to the aggregate change in the estimated fair value of our success payment liabilities.

Changes in our market capitalization and the fair value of our common stock as of each balance sheet date may result in a relatively large change in the estimated valuation of the success payment liabilities and resulting expense or gain. For example, for the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization as of June 30, 2024 from $1.2 billion to $1.5 billion would have decreased the gain recorded in the three months ended June 30, 2024 by $4.9 million to $15.8 million. A hypothetical 20% decrease in our market capitalization from $1.2 billion to $1.0 billion would have increased the gain recorded in the three months ended June 30, 2024 by $4.5 million to $25.2 million. For the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price as of June 30, 2024 from $5.46 per share to $6.55 per share would have decreased the gain recorded in the three months ended June 30, 2024 by $0.8 million to $3.1 million. A hypothetical 20% decrease in the common stock price from $5.46 per share to $4.37 per share would have increased the gain recorded in three months ended June 30, 2024 by $0.8 million to $4.6 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, management, including our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, operating the Bothell facility and the URMC site will require us to continue to hire and retain experienced scientific, quality control, quality assurance, and manufacturing personnel. As described elsewhere in these Risk Factors, this may be difficult given the intense competition for qualified personnel in the biotechnology and pharmaceutical industries. In addition, though we plan to further design and build out our manufacturing capacities at the URMC site, we do not control URMC’s cell-based manufacturing facility, nor do we have control over how URMC manages and operates this facility. If URMC does not maintain its cell-based manufacturing facility in accordance with our requirements, we may not be able to manufacture our product candidates in a timely manner or at all, which may delay our ability to commence clinical trials for, obtain regulatory approval for, and commercialize our product candidates.

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

In order to begin manufacturing activities at the Bothell facility and the URMC site, we may be required to transition manufacturing processes and know-how for certain of our product candidates from our other facilities or our CDMOs to the Bothell facility or the URMC site, as applicable. To date, we and our CDMOs have limited experience in the technology transfer of manufacturing processes. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to the Bothell facility and the URMC site may require utilization of new or different processes to meet our facility requirements. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We will not know with certainty whether all relevant know-how and data have been adequately incorporated into the manufacturing process being conducted at our facilities until the completion of studies and evaluations intended to demonstrate the comparability of material previously produced by our CDMOs with that generated by our facilities. Similar risks and considerations apply to the initial technology transfer from us to our CDMOs for manufacturing of pre-clinical and clinical supply, as well as between CDMOs in the event we are required to switch to a new CDMO.

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
•
the ability to recruit and availability of clinical trial investigators and sites with the appropriate competencies, experience, and resources;
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

Our product candidates may cause serious adverse, undesirable, or unacceptable side effects, which could cause us or regulatory authorities to interrupt, delay, or halt our future clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities. We do not currently, and in the future may not, have sufficient clinical data or other information to enable us to fully anticipate the side effects of our product candidates. Accordingly, we may observe unexpected side effects or higher levels of expected side effects in clinical trials of our product candidates, including adverse events known to occur in the same classes of therapeutics, such as infusion reaction, cytokine release syndrome, graft-versus-host disease, neurotoxicities, severe infection, and certain cancers.

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

ISTs involving our product candidates or technologies pose or are subject to similar risks to those set forth elsewhere in these Risk Factors relating to clinical trials that we conduct ourselves. Although ISTs may provide us with clinical data that can inform the development strategy for our product candidates, we will be unable to control the timing, design, and conduct of such ISTs or regulatory matters with respect to such ISTs, including the submission, clearance or approval, or maintenance of any IND or comparable foreign submission required to conduct such ISTs. In addition, we will not control the data collection and reporting, including timing thereof, with respect to any ISTs, and may not control the manufacturing of the product candidate or technology to be tested in any such ISTs. A delay in the timely completion of or reporting of data from any IST, including as a result of manufacturing complications or delays, which could occur for various reasons such as the need to obtain additional licenses, delays in recruiting, enrolling, or retaining patients, or other potential issues, including those described in these Risk Factors, could have a material adverse effect on our ability to further develop our product candidates or to advance our product candidates through subsequent clinical trials. Negative results from an IST could have a material adverse effect on our business and prospects and the perception of our product candidates and technologies. Additionally, there is a possibility that ISTs may be conducted under less rigorous clinical standards than those used in company-sponsored clinical trials. Accordingly, the FDA and comparable foreign regulatory authorities may more closely scrutinize the resulting data and may not view these data as providing adequate support for future clinical trials, whether sponsored by us or third parties. In addition, any potential IST could demonstrate marginal efficacy or reveal clinically relevant safety concerns that could delay the further clinical development or regulatory approval of our product candidates. Further, data from a potential IST may fail to demonstrate efficacy for various reasons, including those unrelated to our product candidates or technologies, which may negatively impact the perception of such product candidates and technologies, despite their potential for future success. To the extent that the results of any ISTs raise safety or other concerns regarding our product candidates or technologies, regulatory authorities may question the results of such ISTs or other clinical trials involving the relevant product candidate or technology. Safety concerns arising from any ISTs may cause the FDA or comparable foreign regulatory authorities to impose partial or full clinical holds on our product candidates, including product candidates that were developed using the same technology or manufactured using the same reagents and materials as those product candidates that are the subject of such ISTs, which could delay or prevent us from advancing our product candidates into further clinical development and require us to discontinue our development of such product candidates. The occurrence of any of the foregoing would severely harm our business and prospects.

The manufacture of our product candidates is complex. We or our CDMOs may encounter difficulties in production, which could delay or entirely halt our or their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.

Our product candidates are considered to be biologics, and the process of manufacturing biologics is complex and requires significant expertise and capital investment, including with respect to the development of advanced manufacturing techniques and process controls. As described elsewhere in these Risk Factors, we have entered into a long-term lease to establish manufacturing capabilities at the Bothell facility and have entered into an agreement to access manufacturing capabilities within URMC’s cell-based manufacturing facility. We currently rely, and expect to continue to rely, on CDMOs for the manufacture of certain of our product candidates for preclinical and clinical studies. We also anticipate that we will continue to rely on CDMOs for at least some portions of our supply chain following commercialization of any product candidates for which we may receive regulatory approval. As described elsewhere in these Risk Factors, we expect that we will continue to be required to transition certain manufacturing processes and know-how to our CDMOs, the Bothell facility, and the URMC site, which is a complex process with which we have limited experience. If we experience any delays or issues with the foregoing, our ability to begin manufacturing certain of our product candidates internally could be delayed, and we may need to rely to a greater extent on CDMOs for the manufacture of such product candidates for longer than we currently anticipate.

To date, we and our CDMOs have limited experience in manufacturing of cGMP batches of our product candidates. Our CDMOs and, once we begin to operate the Bothell facility and the URMC site, we, must comply with cGMPs and other complex regulations and guidelines applicable to the manufacturing of biologics for use in clinical trials and, if approved, commercial sale, and any inability or failure to comply with such regulations and guidelines could delay our clinical trials or prevent us from being able to commence clinical testing at all. To date, we have not scaled the manufacturing processes with respect to our product candidates for later-stage clinical trials and commercialization, and we and our CDMOs may not have sufficient capacity, resources, or capabilities to scale such manufacturing processes in accordance with our desired timelines or at all. Further, certain of our product candidates may have characteristics that present increased manufacturing complexity, necessitate longer manufacturing process timelines, or require a greater number of manufacturing runs. If we are unable to successfully scale the manufacturing process for these product candidates, including in compliance with cGMP quality requirements, or adapt such manufacturing process to meet late-stage development or commercial quality requirements, we may not be able to manufacture sufficient quantities of compliant product candidates, or manufacture them in a timely manner, which would harm our ability to clinically develop and commercialize such product candidates. In addition, the manufacturing of our product candidates, including large-scale manufacturing, may require the development of novel processes for upstream and downstream activities, including analytical technologies, which could cause delays in the scaling of manufacturing, as well as greater costs that could negatively impact the financial viability of our product candidates. We cannot be sure that the manufacturing processes employed by us or our CDMOs or the technologies that our CDMOs incorporate into our manufacturing processes will result in viable or scalable yields of ex vivo and in vivo cell engineering product candidates that will have acceptable safety, purity, potency, or efficacy profiles and, if approved, meet market demand.

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

We also may make changes to our manufacturing processes at various points during development, and even after commercialization, for various reasons, such as to control costs, achieve scale, decrease processing time, or increase manufacturing success rate. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could result in changes to a product candidate’s characteristics or behavior or cause our product candidates to perform differently and affect the results of any of our then-ongoing or future preclinical studies or clinical trials, or the performance of the product, once commercialized. In certain circumstances, if we make changes to our manufacturing process for a product candidate, regulatory authorities may require us to perform comparability studies and collect additional preclinical or clinical data prior to undertaking additional clinical trials or obtaining marketing approval for or commercializing the product candidate produced with such modified process. For instance, if we make changes to our manufacturing process for a product candidate during the course of preclinical or clinical development, regulatory authorities may require us to demonstrate the comparability of the product used in preclinical studies, earlier clinical phases, or earlier portions of a trial to the product used in later clinical trials or clinical phases or later portions of a trial, as applicable. If at any point we switch to a different CDMO or supplier of reagents or materials used in the manufacturing process for a product candidate or to any manufacturing facility we may operate, such as the Bothell facility, including, for example, in order to ensure sufficient supply for later-stage clinical trials and potential commercialization, we will also be required to perform comparability studies in order to demonstrate comparability of the applicable product candidate, reagent, or material from the prior CDMO or supplier to that from, as applicable, the new CDMO or supplier or our manufacturing facility, and otherwise demonstrate that the relevant product candidate, reagents, or materials meet the applicable specifications. We may be unable to successfully generate comparability data, and even if we are able to generate and provide such data, regulatory authorities may disagree with the design of our comparability studies or otherwise determine that the data are insufficient to support a determination of comparability. Similarly, we may be unable to demonstrate that the relevant materials meet the applicable specifications. In such an event, we may be required to make further changes to our process or undertake additional preclinical or clinical testing, which could result in manufacturing delays and affect our ability to timely dose patients in our clinical trials, which could delay further development or commercialization of such product candidate, or we may be unable to continue development of the applicable product candidate at all.

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

Risks Related to Our Dependence on Third Parties

We rely, and expect to continue to rely, on CDMOs, including third-party testing laboratories, to manufacture our product candidates, as well as materials used in the manufacturing of our product candidates, including testing of such product candidates and materials. Any failure by a CDMO to properly produce acceptable materials or product candidates for us or any failure by us or such CDMO to obtain authorization from the FDA or comparable foreign regulatory authorities or otherwise satisfy regulatory requirements with respect to such manufacturing of our product candidates may delay or impair our ability to initiate or complete our clinical trials, obtain regulatory approvals, or commercialize approved products.

We continue to invest in developing our internal cGMP manufacturing capabilities, including at the Bothell facility and the URMC site. Until we are able to begin manufacturing our product candidates at our Bothell facility and the URMC site, we will rely in part on CDMOs, including third-party testing laboratories, to manufacture our product candidates for use in preclinical and clinical testing and expect to continue to rely on such CDMOs to manufacture certain of our product candidates thereafter as part of our manufacturing strategy.

A limited number of CDMOs specialize in or have the expertise required to manufacture our product candidates or materials used in their manufacture. Moreover, our CDMOs have limited capacity at their facilities and require commitments to secure availability well in advance of manufacturing any products or other materials. Additionally, we face competition from other biopharmaceutical companies to secure manufacturing availability at these facilities. If the CDMOs on which we rely to manufacture our product candidates and other materials do not have sufficient availability at their facilities to do so in accordance with our timelines or are not otherwise able to meet our expected deadlines, we will experience delays in manufacturing our product candidates or other materials necessary for their manufacture. For example, because we rely on, and may continue to rely on, single CDMOs for certain manufacturing activities across multiple programs, any issues we may experience with such a CDMO, including inability to secure manufacturing capacity as and when needed, could result in manufacturing delays across all such programs and harm our ability to timely and successfully complete clinical trials and commercialization of our product candidates. In addition, as described elsewhere in these Risk Factors, we assess and prioritize our programs on an ongoing basis based on various factors. We may not be able to secure manufacturing capacity for certain programs as and when needed and may be required to prioritize manufacturing activities for certain programs over others, which could lead to manufacturing delays and harm our ability to further develop the relevant product candidates. We may also experience similar capacity constraints and manufacturing delays in the future with respect to any products we may manufacture at the Bothell facility. Further, for each new program or CDMO we engage, or in the case of certain changes to the manufacturing process for a product candidate, the relevant manufacturing process and related know-how must be transferred to the CDMO. This technology transfer is time-consuming and complex. If we are required to switch from an existing CDMO to a new CDMO or to any manufacturing facility we may operate, such as the Bothell facility, including to meet cGMP quality requirements or support process lock or larger-scale manufacturing for later-stage clinical trials or potential commercialization, we will need to conduct additional technology transfer activities, which could result in delays in further development of the applicable product candidate.

Our CDMOs also face intense competition to attract and retain qualified personnel. If our CDMOs are unable to attract, retain, and motivate qualified personnel, they may be unable to perform their obligations in a timely manner, or their performance may be substandard or may not meet our quality requirements, which could cause us to experience delays in manufacturing our product candidates. Further, as described elsewhere in these Risk Factors, there are few alternatives for the CDMOs that we currently engage, and even if one of our CDMOs fails to perform according to our expectations and, for this or other reasons, we decide to switch to an alternative CDMO, there is no guarantee that such alternative CDMO will be able to perform its obligations in a timely manner or that its performance will meet our expectations or quality requirements. Any delays in manufacturing our product candidates could materially harm our ability to conduct our clinical trials or commercialize our product candidates in a timely manner or at all and could harm our business.

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

Global geo-political actions could also increase the uncertainties and costs surrounding the prosecution and maintenance of our or our licensors’ patent applications and the maintenance, enforcement, and defense of our or our licensors’ issued patents. For example, further to actions by the United States and foreign governments in response to Russia’s invasion of Ukraine, the Kremlin issued Decree 299 stating that Russian companies and individuals can use patented inventions without the patent owner’s permission or compensation if the owner is from an “unfriendly” country, which includes the United States. As a result, we may not be able to enforce our otherwise valid patent rights against an infringer in Russia.

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

We have entered into, and we expect to enter into in the future, license agreements and other agreements pursuant to which we may obtain access to or acquire intellectual property rights and technologies. These license and acquisition agreements impose, and we expect that future license and acquisition agreements will impose, various diligence, milestone and royalty payment, and other obligations on us. If we fail to comply with our obligations under these agreements, we may be required to pay damages, and the licensor may have the right to terminate the agreement. Any termination of these licenses could result in the loss of significant rights and could harm our ability to develop or advance one of our cell engineering platforms, or develop, manufacture, or commercialize one of our product candidates. See the subsection titled “Business— Key Intellectual Property Agreements” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024 (2023 Annual Report) for additional information regarding these key agreements.

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

Patents have limited terms, and in many jurisdictions worldwide, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent’s term is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Given the significant amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic therapies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of July 2024 have terms expected to expire on dates ranging from 2028 to 2042, subject to any patent term extensions that may be available. If patents are issued on our patent applications pending as of July 2024, the resulting patents are projected to expire on dates ranging from 2028 to 2045. In addition, although upon issuance in the United States a patent’s term can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may also be available in the United States and in certain other foreign jurisdictions. However, in the United States, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension in the United States does not extend to the full scope of the patent’s claims, but instead only as to the scope of the product as approved. The laws governing analogous patent term extensions in foreign jurisdictions vary widely and many differ from the process in the United States. Additionally, we may not receive a patent term extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. If we are unable to obtain a patent term extension for any particular patent, or the term of any such extension is less than we request, the period during which we will have the right to exclude others from using the patent rights will be shortened. Our competitors may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch a biosimilar product earlier than might otherwise be the case, which could reduce our revenue, possibly materially. In general, if we do not have sufficient patent term to protect our platform technologies and product candidates, our business and results of operations will be adversely affected.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, and patent rights in particular. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming, and inherently uncertain. Changes in either the patent laws or related regulations, or interpretation of such laws or regulations, could increase the uncertainties and costs associated with protection of, and may diminish our ability to protect, our inventions and our ability to obtain, maintain, and enforce our intellectual property rights and, more generally, could adversely affect the value of our intellectual property or narrow the scope of or invalidate our owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith Act signed into law on September 16, 2011, could increase uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act introduced a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, and provide more efficient and cost-effective avenues for competitors to challenge patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack patents by USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. In addition, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system for filings made after March 2013, under which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. As a result, we must be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our platform technologies, product candidates, and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensors’ patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention if the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Furthermore, the patent position of companies in the biopharmaceutical industry is particularly uncertain. Various courts, including the United States Supreme Court, have rendered decisions that could negatively affect the actual or perceived value of patents, such as recent federal district and appellate court rulings that have narrowed the scope of patent protection available in certain circumstances, weakened the rights of patent owners in certain situations, and in certain cases invalidated patents entirely. For example, in its 2023 decision in Amgen v. Sanofi, the United States Supreme Court held that a functionally-claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal Circuit’s 2023 decision in In re: Cellect, LLC, which considered the interaction of patent term adjustments (PTA), terminal disclaimers, and obvious-type double patenting, may negatively affect the patent term of any issued patents that rely on any PTA. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts, the USPTO, and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the United States Supreme Court held that certain claims to naturally occurring substances are not patentable. Although we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by Congress, the federal courts, the USPTO, or the relevant law-making bodies in other countries may impact the value of our patents. For example, the Inflation Reduction Act (IRA) authorizes the Secretary of the Department of Health and Human Services (HHS) to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain whether and to what extent it will affect our longer-term patent strategy or our business. Accordingly, evolving laws in the United States and other countries may adversely affect our and our licensors’ ability to obtain new patents or to enforce existing patents and may facilitate third-party challenges to any of our owned or licensed patents.

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

If any of these events were to occur or if we otherwise fail to comply with ongoing legal and regulatory requirements, our ability to commercialize and generate revenue from our product candidates could be significantly impaired and we may incur substantial additional expense, which could materially adversely affect our business, financial condition, results of operations, and the overall value of our company. Moreover, the policies of the FDA and comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative, judicial, or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

Most significantly, on August 16, 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires, beginning in 2026, manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates, first due in 2023, under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and, beginning in 2025, replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue and update guidance as these programs are implemented. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation, which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of the IRA and these judicial challenges, as well as other potential judicial challenges against HHS in light of the Supreme Court’s decision to overturn the Chevron doctrine, as described elsewhere in these Risk Factors, on the pharmaceutical industry and our business cannot yet be fully determined, but it is likely to be significant. If we obtain regulatory approval for any of our product candidates, the IRA could substantially and negatively impact the prices we may charge for such products, which could harm our ability to generate revenue and achieve and sustain profitability.

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

In addition, the policies of the FDA and of comparable foreign regulatory authorities may change and additional laws, regulations, and government actions may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative, judicial, or executive action, either in the United States or abroad. In June 2024, the Supreme Court overturned the Chevron doctrine, which gave deference to regulatory agencies' statutory interpretations of ambiguous federal laws in litigation against these agencies, including the FDA. This landmark decision may invite more companies or other stakeholders to bring lawsuits against the FDA to challenge its longstanding decisions and policies, including its statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, and could undermine its authority, increase the difficulty of enforcing FDA regulations, disrupt its normal operations, lead to longer review and decision-making timelines, and lead to uncertainties in the industry, which could delay FDA review of any regulatory submissions we may submit for our product candidates. We cannot predict the full impact of this decision, future challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative, judicial, or other governmental action.

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

We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative, judicial, or executive action in the United States or any other jurisdiction. If we or any third parties we may engage or with which we collaborate are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may be unable to obtain regulatory approval or lose any regulatory approval that may have been obtained, and we may not achieve or sustain profitability.

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

The GDPR and UK GDPR regulate cross-border transfers of personal data out of the EEA and the UK, respectively. Recent legal developments in Europe have created complexity and uncertainty regarding the legality of and requirements with respect to transfers of personal data from the EEA and UK to the United States and other countries in which we or our partners or service providers may operate. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses, which are a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely and expect to rely in the future on the EU standard contractual clauses, the UK Addendum to the EU standard contractual clauses, and the UK International Data Transfer Agreement, as applicable, to transfer personal data outside of the EEA and the UK, including to the United States. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect that the regulatory guidance and enforcement landscape will continue to develop in relation to transfers to the United States and elsewhere. As a result, we may have to make certain operational changes and implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. If we are unable to transfer personal data between and among countries and regions in which we or our partners, collaborators, vendors, or clinical trial sites operate, it could adversely affect the manner in which we operate our business, affect the geographical location or segregation of our relevant systems and operations, and adversely affect our financial results.

These laws and regulations may also apply to service providers and vendors that store or otherwise process personal data on our behalf, such as CROs and other service providers that may support the conduct of our clinical trials and information technology or other vendors. If our data privacy or security measures fail to comply with applicable data privacy laws, or if a service provider or vendor misuses data we have provided to it or fails to safeguard such data, or otherwise fails to comply with such laws, we may be subject to litigation, regulatory investigations, enforcement notices, or enforcement actions imposing fines or requiring us to change the way we use personal data, as well as negative publicity, reputational harm, and potential loss of business. Failure to comply with the GDPR could result in penalties. Since we may be subject to the supervision of relevant data protection authorities under both the GDPR and the UK GDPR, we could be fined under each of those regimes independently in respect of the same breach. Penalties for certain breaches are up to the greater of €20 million (£17.5 million) or 4% of our global annual turnover. In addition to fines, GDPR noncompliance may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices for a compulsory audit, or civil claims, including class actions. As we continue to expand certain of our operations into foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

We expect that we will need to expend significant capital and other resources to ensure ongoing compliance with applicable data privacy and security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations related to data privacy and security, even if we are not found liable, could be expensive and time-consuming to defend and could result in negative publicity that could harm our business. Moreover, even if we take all necessary action to comply with legal and regulatory requirements, we could be subject to a data breach or other unauthorized access to personal information, which could subject us to fines and penalties, as well as litigation and reputational damage.

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

We have a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through private placements of our convertible preferred stock and, more recently, through our initial public offering (IPO). We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $157.8 million and $196.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $1.5 billion, which includes cumulative non-cash charges related to the revaluation of our success payment liabilities and contingent consideration of $18.5 million and $60.4 million, respectively. Our losses have resulted principally from expenses incurred for the research and development of our ex vivo and in vivo cell engineering platforms, management and administrative costs, and other expenses incurred while building our business infrastructure.

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

We have devoted a significant portion of our financial resources and efforts to building our organization, developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, preparing for and commencing clinical trials of our product candidates, acquiring technologies, organizing and staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We are in the early stages of development of our product candidates and have not completed development or commercialization of any product candidate.

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

As of June 30, 2024, we had $251.6 million in cash, cash equivalents, and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. Furthermore, we hold significant balances of cash and cash equivalents, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2022, we entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which we may offer and sell through Cowen shares of our common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of June 30, 2024, we had raised $28.6 million in net proceeds under the ATM facility. Further, on February 12, 2024, we completed an underwritten public offering pursuant to which we sold 21.8 million shares of our common stock, including 4.5 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of our common stock (the Follow-On Offering). Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

We agreed to make success payments, payable in cash, pursuant to our license agreement with Harvard and contingent consideration and success payments, payable in cash or stock, pursuant to our acquisition agreement with Cobalt. Pursuant to the terms of our license agreement with Harvard, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of June 30, 2024, a Harvard Success Payment had not been triggered. See Note 4, License and collaboration agreements to our consolidated financial statements included elsewhere in this Quarterly Report for more details on the various per share common stock values that trigger a Harvard Success Payment.

In connection with the Cobalt acquisition, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain pre-defined development milestones and a success payment (Cobalt Success Payment) of $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a BLA or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of June 30, 2024, a Cobalt Success Payment had not been triggered. See Note 3, Acquisitions, to our consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date.

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

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our balance sheets. Under United States generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development-related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment liabilities and contingent consideration may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements. For example, as of June 30, 2024 and December 31, 2023, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was $20.9 million and $12.8 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $111.6 million and $109.6 million, respectively.

For the three months ended June 30, 2024, we recorded gains of $20.7 million and $3.9 million, respectively, related to the aggregate change in the estimated fair value of the Cobalt Success Payment and Harvard Success Payment liabilities. For the three months ended June 30, 2024, we recorded a gain of $3.4 million related to the change in the estimated fair value of the Cobalt Contingent Consideration. We have incurred net losses since our inception and expect to continue to incur net losses for the foreseeable future. It is possible that future fluctuations in the price of our common stock and market capitalization and the resulting change in the estimated fair value of our success payment liabilities could lead us to record net income in a future period despite us incurring operating losses and negative cash flows during such period. Alternatively, significant stock appreciation during a future period could lead to a significant increase in our recorded GAAP net loss.

Our limited operating history may make it difficult to evaluate our prospects and likelihood of success.

We have a limited operating history upon which to evaluate our business and prospects. Since our inception in July 2018, we have devoted substantially all of our resources and efforts to building our organization, developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, preparing for and conducting clinical trials of our product candidates, acquiring technologies, organizing and staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated our ability to successfully complete any clinical trials, including Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, predictions about our future success or viability are difficult to make and may not be as accurate as they could be if we had a longer operating history.

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

As of June 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, beneficially owned, in the aggregate, approximately 53.1% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interests.

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

If our existing stockholders sell, indicate an intention to sell, or there is a perception in the market that they intend to sell, a large number of shares of our common stock, the trading price of our common stock could decline. As of June 30, 2024, 222.2 million shares of our common stock were outstanding, which excludes shares of common stock sold in the ATM facility and shares of common stock issued upon exercise of outstanding equity awards, in each case, after June 30, 2024, and 42.9% of such shares were beneficially owned by holders of 5% or more of our common stock. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, applicable lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (Securities Act). If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended June 30, 2024.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)

Not applicable.

(b)

Not applicable.

(c)

During our last fiscal quarter, each of the following directors adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On April 4, 2024, Patrick Yang, Ph.D., a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 146,250 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 18, 2025, or earlier if all transactions under the trading arrangement are completed.

On June 25, 2024, Richard Mulligan, Ph.D., Vice Chairman of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,000,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 21, 2025, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

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

10.1*†

Second Amendment to Exclusive License Agreement by and between the Company and The Regents of the University of California acting through the Technology Development Group of The University of California, Los Angeles, dated as of April 22, 2024.

10.2*‡#	Separation, Transition Services, and General Release Agreement by and between the Company and Douglas E. Williams, dated April 15, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).

‡ Indicates management contract or compensatory plan.

# Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

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

SANA BIOTECHNOLOGY, INC.

Date: August 8, 2024	By:	/s/ Steven D. Harr, M.D.
Steven D. Harr, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Nathan Hardy
Nathan Hardy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)