Form 10-Q
period 2024-09-30
Sana Biotechnology, Inc.
filed 2024-11-08
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 223,268,889 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sana Biotechnology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$126,996	$133,517
Marketable securities	72,011	71,678
Restricted cash	3,832	3,832
Prepaid expenses and other current assets	7,310	4,488
Total current assets	210,149	213,515
Property and equipment, net	82,826	70,689
Operating lease right-of-use assets	61,040	74,903
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	5,555	6,370
TOTAL ASSETS	$559,392	$565,299
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,991	$4,108
Accrued compensation	18,050	23,722
Accrued expenses and other current liabilities	15,362	23,462
Operating lease liabilities	10,601	13,195
Total current liabilities	47,004	64,487
Operating lease liabilities, net of current portion	85,483	90,901
Contingent consideration	111,856	109,606
Success payment liabilities	15,115	12,799
Other non-current liabilities	7,456	-
Total liabilities	266,914	277,793
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; zero shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; 750,000 shares authorized; 223,108 and 197,857 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	22	20
Additional paid-in capital	1,848,183	1,625,637
Accumulated other comprehensive income (loss)	54	(60)
Accumulated deficit	(1,555,781)	(1,338,091)
Total stockholders' equity	292,478	287,506
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$559,392	$565,299

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$53,206	$65,613	$170,528	$205,823
Research and development related success payments and contingent consideration	(5,497)	(82,615)	4,566	(55,816)
General and administrative	14,052	19,183	46,763	52,515
Total operating expenses	61,761	2,181	221,857	202,522
Loss from operations	(61,761)	(2,181)	(221,857)	(202,522)
Interest income, net	2,579	2,862	8,815	7,212
Other income (expense), net	(742)	303	(4,648)	172
Net income (loss)	$(59,924)	$984	$(217,690)	$(195,138)
Net income (loss) per common share – basic	$(0.25)	$0.00	$(0.95)	$(1.01)
Weighted-average number of common shares – basic	235,412	196,978	229,076	193,605
Net income (loss) per common share – diluted	$(0.25)	$0.00	$(0.95)	$(1.01)
Weighted-average number of common shares – diluted	235,412	200,473	229,076	193,605

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(59,924)	$984	$(217,690)	$(195,138)
Other comprehensive income, net of tax:
Unrealized gain on marketable securities, net	73	663	114	4,125
Total comprehensive income (loss)	$(59,851)	$1,647	$(217,576)	$(191,013)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	197,857	$20	$1,625,637	$(60)	$(1,338,091)	$287,506
Issuance of common stock from at the market offering, net of issuance costs of $113	150	-	1,037	-	-	1,037
Issuance of common stock from follow-on offering and accompanying pre-funded warrants, net of issuance costs of $9,741	21,773	2	180,006	-	-	180,008
Vesting of restricted stock	386	-	-	-	-	-
Exercise of stock options	1,120	-	4,929	-	-	4,929
Stock-based compensation expense	-	-	9,092	-	-	9,092
Unrealized gain on marketable securities, net	-	-	-	45	-	45
Net loss	-	-	-	-	(107,475)	(107,475)
Balance as of March 31, 2024	221,286	$22	$1,820,701	$(15)	$(1,445,566)	$375,142
Fees incurred related to common stock financings	-	-	(16)	-	-	(16)
Vesting of restricted stock	52	-	-	-	-	-
Exercise of stock options	548	-	2,361	-	-	2,361
Issuance of common stock related to employee stock purchase plan	323	-	1,077	-	-	1,077
Stock-based compensation expense	-	-	11,380	-	-	11,380
Unrealized loss on marketable securities, net	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	(50,291)	(50,291)
Balance as of June 30, 2024	222,209	$22	$1,835,503	$(19)	$(1,495,857)	$339,649
Fees incurred related to common stock financings	-	-	(29)	-	-	(29)
Vesting of restricted stock	84	-	-	-	-	-
Exercise of stock options	815	-	1,939	-	-	1,939
Stock-based compensation expense	-	-	10,770	-	-	10,770
Unrealized gain on marketable securities, net	-	-	-	73	-	73
Net loss	-	-	-	-	(59,924)	(59,924)
Balance as of September 30, 2024	223,108	$22	$1,848,183	$54	$(1,555,781)	$292,478

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	191,022	$19	$1,558,459	$(4,327)	$(1,054,836)	$499,315
Fees incurred related to issuance of common stock from at the market offering	-	-	(200)	-	-	(200)
Vesting of restricted stock	154	-	-	-	-	-
Exercise of stock options	233	-	331	-	-	331
Stock-based compensation expense	-	-	8,751	-	-	8,751
Unrealized gain on marketable securities, net	-	-	-	2,188	-	2,188
Net loss	-	-	-	-	(82,123)	(82,123)
Balance as of March 31, 2023	191,409	$19	$1,567,341	$(2,139)	$(1,136,959)	$428,262
Issuance of common stock from at the market offering, net of issuance costs of $985	4,586	1	27,247	-	-	27,248
Vesting of restricted stock	119	-	-	-	-	-
Exercise of stock options	357	-	691	-	-	691
Issuance of common stock related to employee stock purchase plan	409	-	1,705	-	-	1,705
Stock-based compensation expense	-	-	9,848	-	-	9,848
Unrealized gain on marketable securities, net	-	-	-	1,274	-	1,274
Net loss	-	-	-	-	(113,999)	(113,999)
Balance as of June 30, 2023	196,880	$20	$1,606,832	$(865)	$(1,250,958)	$355,029
Fees incurred related to issuance of common stock from at the market offering	-	-	(19)	-	-	(19)
Vesting of restricted stock	81	-	-	-	-	-
Exercise of stock options	103	-	192	-	-	192
Stock-based compensation expense	-	-	9,003	-	-	9,003
Unrealized gain on marketable securities, net	-	-	-	663	-	663
Net income	-	-	-	-	984	984
Balance as of September 30, 2023	197,064	$20	$1,616,008	$(202)	$(1,249,974)	$365,852

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(217,690)	$(195,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,698	13,293
Stock-based compensation expense	31,242	27,602
Change in the estimated fair value of contingent consideration	2,250	(47,223)
Change in the estimated fair value of success payment liabilities	2,316	(8,593)
Non-cash expense for operating lease right-of-use assets	7,501	10,031
Other non-cash items, net	(7,853)	(9,962)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(6,781)	5,560
Operating lease right-of-use assets and liabilities	7,591	2,129
Accounts payable	(904)	2,363
Accrued expenses and other liabilities	(5,362)	(1,685)
Net cash used in operating activities	(175,992)	(201,623)
INVESTING ACTIVITIES:
Purchases of marketable securities	(212,988)	(131,617)
Proceeds from maturities of marketable securities	216,347	294,305
Purchases of property and equipment	(32,994)	(5,986)
Net cash provided by (used in) investing activities	(29,635)	156,702
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and exercise of stock options	10,306	2,919
Proceeds from issuance of common stock from equity financings, net	181,000	27,009
Proceeds from tenant improvement loan, net	7,800	-
Net cash provided by financing activities	199,106	29,928
Net decrease in cash, cash equivalents, and restricted cash	(6,521)	(14,993)
Cash, cash equivalents, and restricted cash at beginning of period	137,349	187,273
Cash, cash equivalents, and restricted cash at end of period	$130,828	$172,280
SUPPLEMENTAL CASH FLOW INFORMATION:
Operating lease right-of-use assets obtained in exchange for lease obligations	$-	$8,984
Purchases of property and equipment included in accounts payable and accrued liabilities	$258	$9,933
Cash received for tenant improvement allowances	$7,344	$2,298
Derecognition of operating lease right-of-use asset for lease termination	$-	$(14,204)
Derecognition of operating lease right-of-use asset for lease modification	$(6,362)	$-

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

In August 2022, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which it may offer and sell through Cowen up to $150.0 million in shares of the Company’s common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of September 30, 2024, the Company has sold an aggregate of 4.9 million shares of the Company's common stock under the ATM facility for net proceeds of $28.6 million, after deducting commissions and expenses.

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of September 30, 2024, the Company had cash, cash equivalents, and marketable securities of $199.0 million, and an accumulated deficit of $1.6 billion, which includes cumulative non-cash charges related to the revaluation of the success payment liabilities and contingent consideration of $12.7 million and $60.6 million, respectively.

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

Significant accounting policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are consistent with those discussed in Note 2 in the 2023 Annual Report.

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

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company has an obligation to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon the achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a program based on the fusogen technology in a clinical trial pursuant to an investigational new drug application, or has filed, or received approval for, a biologics license application or new drug application for a product developed using the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control of the Company if at least one of the Company’s programs based on the fusogen technology is an active research program at the time of such change of control. If the Company’s market capitalization is below $8.1 billion as of the date of a change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of September 30, 2024, a Cobalt Success Payment had not been triggered.

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value, with changes in fair value recognized in research and development related success payments and contingent consideration. As of September 30, 2024 and December 31, 2023, the estimated fair value of the Cobalt Success Payment liability was $13.5 million and $11.2 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Success Payment, the Company recognized gains of $4.9 million and $22.0 million for the three months ended September 30, 2024 and 2023, respectively, and an expense of $2.3 million and a gain of $8.3 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 and December 31, 2023, the estimated fair value of the Cobalt Contingent Consideration was $111.9 million and $109.6 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, the Company recognized an expense of $0.2 million and a gain of $58.6 million for the three months ended September 30, 2024 and 2023, respectively, and an expense of $2.3 million and a gain of $47.2 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Under the terms of the agreement, the Company paid to Harvard aggregate consideration of $12.0 million, comprising $9.0 million in common stock and $3.0 million in cash. Additionally, the Company may be required to pay to Harvard up to an aggregate of $175.0 million in success payments, payable in cash, based on increases in the fair value of the Company’s common stock (Harvard Success Payments). The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard would be credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of September 30, 2024, a Harvard Success Payment had not been triggered.

The following table summarizes the potential success payments and common stock price required for payment:

Multiple of Equity Value at Issuance	5x	10x	20x	30x	40x
Per share common stock price required for payment	$20.00	$40.00	$80.00	$120.00	$160.00
Success payment(s) (in millions)	$5.0	$15.0	$30.0	$50.0	$75.0

The Harvard Success Payment liabilities are carried at fair value, with the initial value and changes in fair value recognized in research and development related success payments and contingent consideration. As of each of September 30, 2024 and December 31, 2023, the estimated fair value of the Harvard Success Payment liability was $1.6 million, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Harvard Success Payment liability, the Company recognized gains of $0.8 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, and an immaterial gain and a gain of $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.

5. Restricted cash

The Company maintains standby letters of credit that are collateralized with a bank account at a financial institution in accordance with certain lease agreements. The aggregate amount of such standby letters of credit was $3.8 million as of each of September 30, 2024 and December 31, 2023.

6. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		September 30, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$62,053	$-	$-	$62,053
U.S. government and agency securities	Level 2	40,605	11	-	40,616
Corporate debt securities	Level 2	386	-	-	386
Total cash equivalents		103,044	11	-	103,055
Short-term marketable securities:
U.S. government and agency securities	Level 2	65,209	36	(1)	65,244
Corporate debt securities	Level 2	6,759	8	-	6,767
Total short-term marketable securities		71,968	44	(1)	72,011
Total financial assets		$175,012	$55	$(1)	$175,066
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	111,856	-	-	111,856
Success payment liabilities	Level 3	15,115	-	-	15,115
Total long-term financial liabilities		126,971	-	-	126,971
Total financial liabilities		$126,971	$-	$-	$126,971

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$70,315	$-	$-	$70,315
U.S. government and agency securities	Level 2	33,091	3	-	33,094
Corporate debt securities	Level 2	1,062	-	-	1,062
Total cash equivalents		104,468	3	-	104,471
Short-term marketable securities:
U.S. government and agency securities	Level 2	57,924	7	(78)	57,853
Corporate debt securities	Level 2	13,817	9	(1)	13,825
Total short-term marketable securities		71,741	16	(79)	71,678
Other assets	Level 3	359	-	-	359
Total financial assets		$176,568	$19	$(79)	$176,508
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	109,606	-	-	109,606
Success payment liabilities	Level 3	12,799	-	-	12,799
Total long-term financial liabilities		122,405	-	-	122,405
Total financial liabilities		$122,405	$-	$-	$122,405

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

The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months for the periods presented:

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
September 30, 2024
U.S. government and agency securities	$9,125	$(1)	$-	$-	$9,125	$(1)
Corporate debt securities	-	-	-	-	-	-
Total	$9,125	$(1)	$-	$-	$9,125	$(1)
December 31, 2023
U.S. government and agency securities	$9,186	$(3)	$10,386	$(75)	$19,572	$(78)
Corporate debt securities	1,396	(1)	-	-	1,396	(1)
Total	$10,582	$(4)	$10,386	$(75)	$20,968	$(79)

The Company determined that there was no material change in the credit risk of the above investments during the three and nine months ended September 30, 2024. As such, an allowance for credit losses has not been recognized. As of September 30, 2024, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of September 30, 2024, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of September 30, 2024, the balance in accumulated other comprehensive loss included net unrealized gains related to the Company’s available-for-sale debt securities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2023	$109,606	$11,160	$1,639
Changes in fair value – expense	5,384	27,920	4,703
Balance as of March 31, 2024	114,990	39,080	6,342
Changes in fair value – gain	(3,369)	(20,687)	(3,888)
Balance as of June 30, 2024	111,621	18,393	2,454
Changes in fair value – expense (gain)	235	(4,909)	(823)
Balance as of September 30, 2024	$111,856	$13,484	$1,631

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

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	September 30, 2024		December 31, 2023
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	10.7% – 11.7%	11.3%	11.7% – 12.4%	11.9%
Probability of milestone achievement	5.0% –55.0%	25.7%	5.0% – 55.0%	25.7%

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

The fair values of the Cobalt Success Payments and Harvard Success Payments were calculated using the following unobservable inputs:

	September 30, 2024		December 31, 2023
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	75.0%	75.0%	72.5%	72.5%
Expected term (years)	14.4	6.5	15.1	7.2

7. Property and equipment, net

Property and equipment, net consists of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Laboratory equipment	$56,632	$51,643
Leasehold improvements	33,847	31,361
Construction in progress	40,229	26,332
Computer equipment, software, and other	5,061	3,124
Total property and equipment, at cost	135,769	112,460
Less: Accumulated depreciation	(52,943)	(41,771)
Property and equipment, net	$82,826	$70,689

Depreciation expense was $4.1 million and $4.5 million for the three months ended September 30, 2024 and 2023, respectively, and $11.7 million and $13.3 million for the nine months ended September 30, 2024 and 2023, respectively.

8. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Accrued compensation:
Accrued bonuses	$8,813	$14,379
Accrued paid time off	4,570	4,731
Accrued payroll	4,131	3,936
Other accrued compensation	536	676
Total accrued compensation	$18,050	$23,722
Accrued expenses and other current liabilities:
Accrued research and development services	$9,733	$10,110
Accrued professional fees	1,725	1,470
Accrued property and equipment	199	9,200
Other accrued current liabilities	3,705	2,682
Total accrued expenses and other current liabilities	$15,362	$23,462

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

In June 2022, the Company entered into a lease agreement for 79,565 square feet of office, laboratory, and manufacturing space located in Bothell, Washington (the Bothell facility). The initial term of the lease expires in February 2039, with the option to extend the lease for up to three additional five-year terms. The lease agreement also provides for up to $19.9 million for reimbursement of tenant improvements, as well as an additional $8.0 million loan for tenant improvements, available at the Company’s election, which the Company would be obligated to repay to the landlord monthly over the initial term of the lease with interest at a rate of 6.5% per year (the Tenant Improvement Loan). The Company elected to receive the Tenant Improvement Loan in the second quarter of 2024. As of September 30, 2024, $0.3 million was included in accrued expenses and other current liabilities and $7.5 million was included in other non-current liabilities. The Company is obligated to pay base rent of approximately $68.8 million over the initial term of the lease. In accordance with the lease agreement, the Company has obtained a letter of credit in the amount of $1.6 million.

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

The following table contains additional information related to the Company’s operating leases:

Location	Use	Approximate Square Footage	Commencement Dates	Expiration Dates
Seattle, WA	Office/Laboratory	48,000	March 2019 to September 2020	December 2026 to April 2028
Cambridge, MA	Office/Laboratory	56,000	March 2019 to January 2020	June 2027 to February 2028
South San Francisco, CA	Office/Laboratory	99,000	December 2019 to April 2022	April 2030
Rochester, NY	Office/Laboratory	3,000	January 2022	January 2027
Bothell, WA	Office/Laboratory/Manufacturing	80,000	January 2023	January 2039

Throughout the term of each lease agreement, the Company is responsible for paying, in addition to base rent, certain operating costs, such as common area maintenance, taxes, utilities, and insurance. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

The following table summarizes the Company’s lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$4,728	$6,764	$13,816	$20,806
Short-term lease cost	1,108	-	3,659	-
Variable lease cost	2,195	1,890	6,297	5,801
Total lease cost	$8,031	$8,654	$23,772	$26,607

As of September 30, 2024, the weighted-average remaining lease term was 9.7 years, and the weighted-average incremental borrowing rate was 11.4%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year to the present value of the operating lease liabilities as of September 30, 2024 (in thousands):

2024 (remaining 3 months)	$3,572
2025	21,768
2026	22,471
2027	19,899
2028	15,226
2029 and thereafter	93,495
Total undiscounted lease payments	176,431
Less: imputed interest	(80,347)
Present value of operating lease liabilities	96,084
Less: current portion of operating lease liabilities	$(10,601)
Operating lease liabilities, net of current portion	$85,483

10. Stockholders’ equity

In February 2024, the Company completed an underwritten public offering pursuant to which it sold 21.8 million shares of its common stock, including 4.5 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of its common stock, for net proceeds of approximately $180.0 million, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants have an exercise price of $0.0001 per share of common stock. As the pre-funded warrants are indexed to the Company’s common stock and otherwise meet the requirements to be classified in equity, the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheet. The pre-funded warrants are exercisable at any time; however, the holders of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. During the three and nine months ended September 30, 2024, no pre-funded warrants were exercised.

In August 2022, the Company entered into a sales agreement with Cowen, acting as sales agent, pursuant to which it may offer and sell through Cowen up to $150.0 million in shares of the Company’s common stock from time to time in a series of one or more at the market equity offerings. As of September 30, 2024, the Company has sold an aggregate of 4.9 million shares of the Company's common stock under the ATM facility for net proceeds of $28.6 million, after deducting commissions and expenses.

11. Stock-based compensation

Equity incentive plans

In February 2021, the Company adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (2021 ESPP), both of which became effective on the completion of the Company’s initial public offering. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering period or on the purchase date. As of September 30, 2024, 20.9 million shares and 6.2 million shares were available for future issuance under the 2021 Plan and the 2021 ESPP, respectively.

Stock-based compensation expense

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Research and development	$6,481	$5,722	$19,452	$18,387
General and administrative	4,289	3,281	11,790	9,215
Total stock-based compensation expense	$10,770	$9,003	$31,242	$27,602

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of September 30, 2024 are as follows:

	Stock Options	RSUs
Unrecognized stock-based compensation expense (in thousands)	$60,322	$25,801
Weighted-average period costs expected to be recognized (in years)	2.5	3.2

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	26,849	$6.60	8.0	$11,235
Granted	7,538	8.82
Exercised	(2,472)	3.72
Forfeited/Cancelled	(3,432)	8.06
Outstanding as of September 30, 2024	28,483	$7.26	7.8	$7,966
Exercisable as of September 30, 2024	14,635	$7.19	6.9	$6,450

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Nine Months Ended September 30,
Assumptions	2024	2023
Risk free interest rate	3.7% – 4.7%	3.4% – 4.6%
Expected volatility	72.5%	70.0% – 72.5%
Expected term (years)	5.50 – 6.25	5.50 – 6.50
Expected dividend	0%	0%

The following table summarizes additional information related to stock option activity:

	Nine Months Ended September 30,
	2024	2023
Weighted average grant date fair value per share for options granted	$5.98	$2.62
Aggregate intrinsic value of stock options exercised (in thousands)	$7,632	$2,426

Restricted stock

A summary of the Company’s RSU activity is as follows:

	RSUs (in thousands)	RSUs Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2023	2,341	$3.88
Granted	3,345	8.75
Vested	(524)	4.76
Forfeited	(673)	6.46
Unvested as of September 30, 2024	4,489	$7.03

The fair value of RSUs that vested during the nine months ended September 30, 2024 and 2023 was $5.0 million and $1.6 million, respectively.

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

The Company applies judgment in its determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of September 30, 2024 and December 31, 2023, the Company’s uncertain tax positions were immaterial.

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

The following table summarizes the calculation of basic and diluted net income (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Basic earnings per common share:
Net income (loss) attributable to common stockholders	$(59,924)	$984	$(217,690)	$(195,138)
Weighted-average number of common shares – basic	235,412	196,978	229,076	193,605
Basic earnings (loss) per common share	$(0.25)	$0.00	$(0.95)	$(1.01)

Diluted earnings per common share:
Net income (loss) attributable to common stockholders	$(59,924)	$984	$(217,690)	$(195,138)
Weighted-average number of common shares – basic	235,412	196,978	229,076	193,605
Effect of dilutive securities:
Stock options and restricted stock units	-	3,495	-	-
Weighted-average number of common shares – diluted	235,412	200,473	229,076	193,605
Diluted earnings (loss) per common share	$(0.25)	$0.00	$(0.95)	$(1.01)

The following securities were excluded from the computation of net loss per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Options to purchase common stock	28,483	23,302
Unvested RSUs	4,489	142
Total	32,972	23,444

14. Employee benefit plan

In January 2019, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. The Company matches each participant’s 401(k) contributions, up to $4,000 per year per participant.

15. Subsequent event

In November 2024, the Company announced a strategic repositioning to prioritize clinical and preclinical development in type 1 diabetes, B-cell mediated autoimmune diseases, refractory B-cell malignancies, and the fusogen platform for generating in vivo CAR T cells. The Company will suspend development of SC291, the Company's HIP-modified CD19 allogeneic CAR T therapy, in oncology and SC379, its glial progenitor cell program, as it seeks partnerships for these programs. The strategic repositioning resulted in a workforce reduction of approximately 45%. The Company expects to incur approximately $6.4 million of cash-based expenses related to employee severance, benefits, and related costs. The Company anticipates that the portfolio update and associated workforce reduction will be substantially complete in the first quarter of 2025.

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

Overview

We were founded on the belief that engineered cells will be one of the most important transformations in medicine over the next several decades. The burden of diseases that can be addressed at their root cause through engineered cells is significant. We view engineered cells as having the potential to be as therapeutically disruptive as biologic drugs to clinical practice. The key to making this vision a reality will be finding consistent and scalable means of manufacturing cell-based medicines, and we have invested significantly in our hypoimmune platform (HIP) technology with the twin goals of using allogeneic cells that evade immune detection in patients and that we can manufacture at scale. We are developing cell engineering programs to revolutionize treatment across therapeutic areas with unmet treatment needs, including type 1 diabetes, B-cell mediated autoimmune diseases, and oncology.

We are advancing three clinical programs evaluating our product candidates, or product candidates developed using our technologies, across five indications, including type 1 diabetes, B-cell mediated autoimmune diseases, and refractory B-cell malignancies, as described below:

•
Type 1 Diabetes: The investigator-sponsored first-in-human study (IST) evaluating UP421, an allogeneic primary islet cell therapy engineered with our HIP technology, in patients with type 1 diabetes mellitus;
•
B-cell Mediated Autoimmune Diseases: GLEAM, our Phase 1 clinical trial evaluating SC291, our HIP-modified CD19 allogeneic chimeric antigen receptor (CAR) T therapy, in patients with lupus nephritis, extrarenal lupus, and antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis; and
•
Oncology: VIVID, our Phase 1 clinical trial evaluating SC262, our HIP-modified CD22 allogeneic CAR T therapy, in patients with relapsed or refractory B-cell malignancies who have received prior CD19 CAR T therapy.

In November 2024, we announced a strategic repositioning to prioritize clinical and preclinical development in type 1 diabetes, B-cell mediated autoimmune diseases, refractory B-cell malignancies, and the fusogen platform for generating in vivo CAR T cells. We will suspend development of SC291, our HIP-modified CD19 allogeneic CAR T therapy, in oncology and SC379, our glial progenitor cell program, as we seek partnerships for these programs. As part of these efforts, we will wind down the ARDENT Phase 1 clinical trial evaluating SC291 in B-cell malignancies, including non-Hodgkin’s lymphoma and chronic lymphoblastic leukemia.

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

1Investigator sponsored trial.

Abbreviations: AAV, ANCA-associated vasculitis; ERL, extrarenal systemic lupus erythematosus; LN, lupus nephritis; NHL, non-Hodgkin lymphoma; T1D, type 1 diabetes; WW, worldwide.

Each of our programs provides the potential for meaningful standalone value while also supporting our potential ability to further exploit our platforms in a manner that leads to the development of broadly applicable medicines. Based on our current timelines for our lead programs, we believe our cash runway will enable multiple data readouts across our programs. We expect to share clinical proof of concept data across multiple studies in 2024 or 2025.

Additionally, we continue to make progress on advancing our research- and preclinical-stage product candidates into and through preclinical development and toward potential IND submissions. As certain of our product candidates advance toward potential IND submissions, we are conducting good laboratory practices toxicity studies and establishing necessary scale-up for our manufacturing processes.

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

Our operations to date have included developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, conducting clinical trials of our product candidates, supporting clinical trials of product candidates developed using our technologies, acquiring technologies, staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. Our net losses for the nine months ended September 30, 2024 and 2023 were $217.7 million and $195.1 million, respectively. As of September 30, 2024, we had an accumulated deficit of $1.6 billion, which includes cumulative non-cash charges of $12.7 million and $60.6 million related to the revaluation of the success payment liabilities and contingent consideration, respectively. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations.

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

In August 2022, we entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which we may offer and sell through Cowen up to $150.0 million in shares of our common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of September 30, 2024, we have sold an aggregate of 4.9 million shares of our common stock under the ATM facility for net proceeds of $28.6 million, after deducting commissions and expenses.

As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $199.0 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least 12 months from the filing of this Quarterly Report. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors.

In connection with the strategic repositioning in November 2024, we expect to incur approximately $6.4 million of cash-based expenses related to employee severance, benefits, and related costs. We anticipate that the portfolio update and associated workforce reduction will be substantially complete in the first quarter of 2025.

We expect our operating losses and expenses to decrease in 2025 compared to 2024 as a result of our strategic repositioning in November 2024. Operating expenses may increase over the longer term if our clinical trials are successful and if we expand our research and development efforts. Cost increases, if they occur, would be driven in large part by advancing our current and future product candidates through clinical trials; identifying additional product candidates; establishing our manufacturing capabilities, including through third-party contract development and manufacturing organizations (CDMOs) and building our internal manufacturing capabilities; advancing preclinical development of our current and future product candidates; advancing and expanding the capabilities of our ex vivo and in vivo cell engineering platforms; acquiring and licensing technologies aligned with our ambition of translating engineered cells to medicines; seeking regulatory approval of our current and future product candidates; increasing our workforce to support our research, clinical and preclinical development, manufacturing, and commercialization efforts; expanding our operational, financial, and management systems; continuing to develop, prosecute, and defend our intellectual property portfolio; and continuing to incur legal, accounting, or other expenses to operate our business, including the costs associated with being a public company.

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

Macroeconomic Considerations

Our business and operations may be negatively affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as the timing of changes to inflation and interest rates, declines in consumer confidence, declines in economic growth, uncertainty in the markets, geo-political and economic stability resulting from the ongoing Russia-Ukraine war, escalation of conflict in the Middle East, tensions in U.S.-China relations, and the aftermath of the COVID-19 pandemic. The severity and duration of the impact of these events and conditions on our business cannot be predicted and may not be fully reflected in our results of operations until future periods. If economic uncertainty continues or increases, or if the global economy worsens, our business, financial condition, and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events and conditions on our business, financial condition, and operating results, see the section titled “Risk Factors” included in this Quarterly Report.

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

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of September 30, 2024, a Cobalt Success Payment had not been triggered.

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

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of September 30, 2024, a Harvard Success Payment had not been triggered.

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

Research and development activities account for a significant portion of our operating expenses. As a result of our strategic repositioning and associated workforce reduction in November 2024, we expect our research and development expenses to decrease in 2025 compared to 2024. Research and development expenses may increase over the longer term if our clinical trials are successful and if we expand our research and development efforts. Cost increases, if they occur, would be driven in large part by advancing our current and future product candidates into and through clinical trials; identifying additional product candidates; establishing internal and external manufacturing capabilities; advancing preclinical development of our current and future product candidates; advancing and expanding the capabilities of our ex vivo and in vivo cell engineering platforms; acquiring and licensing technologies aligned with our ambition of translating engineered cells to medicines; seeking regulatory approval of our current and future product candidates; and increasing our workforce to support our expanded research and development operations. A change in the outcome of any of these factors could result in a significant change in the costs and timing associated with the development of our product candidates.

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

General and administrative

General and administrative expenses consist of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation for our employees in finance, legal, executive, human resources, and information technology functions, legal and consulting fees, insurance fees, and facility costs not otherwise included in research and development expenses. Legal fees include those related to corporate and patent matters. General and administrative expenses for the three and nine months ended September 30, 2023 include costs incurred for the early termination of our lease in Fremont, California (Fremont lease).

As a result of our strategic repositioning and associated workforce reduction in November 2024, we expect our general and administrative expenses to decrease in 2025 compared to 2024. General and administrative expenses may increase over the longer term to support potential expanded research and development activities.

Results of operations

Comparison of the three and nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$53,206	$65,613	$(12,407)	$170,528	$205,823	$(35,295)
Research and development related success payments and contingent consideration	(5,497)	(82,615)	77,118	4,566	(55,816)	60,382
General and administrative	14,052	19,183	(5,131)	46,763	52,515	(5,752)
Total operating expenses	61,761	2,181	59,580	221,857	202,522	19,335
Loss from operations	(61,761)	(2,181)	(59,580)	(221,857)	(202,522)	(19,335)
Interest income, net	2,579	2,862	(283)	8,815	7,212	1,603
Other income (expense), net	(742)	303	(1,045)	(4,648)	172	(4,820)
Net income (loss)	$(59,924)	$984	$(60,908)	$(217,690)	$(195,138)	$(22,552)

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Research and laboratory	$6,423	$12,482	$(6,059)
Personnel	22,391	27,083	(4,692)
Third-party manufacturing	1,799	5,374	(3,575)
Facility and other allocated expenses	15,168	16,529	(1,361)
Clinical development	5,938	2,442	3,496
Other	1,487	1,703	(216)
Total research and development expense	$53,206	$65,613	$(12,407)

Research and development expense was $53.2 million and $65.6 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $12.4 million was primarily due to:

•
a decrease of $6.1 million in research and laboratory expenses primarily due to lower research and development headcount;
•
a net decrease of $4.7 million in personnel-related expenses due to lower research and development headcount related to the strategic repositioning in October 2023, partially offset by an increase in personnel-related costs for the acceleration of our internal manufacturing capabilities;
•
a decrease of $3.6 million in third-party manufacturing costs for CDMOs; and
•
a net decrease of $1.4 million in facility and other allocated costs, partially offset by an increase in costs for the acceleration of our internal manufacturing capabilities.

These decreases were partially offset by an increase of $3.5 million in clinical development costs.

The following table summarizes the components of our research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Research and laboratory	$23,050	$39,493	$(16,443)
Personnel	71,907	87,133	(15,226)
Third-party manufacturing	6,912	15,234	(8,322)
Facility and other allocated costs	46,831	50,469	(3,638)
Other	4,963	5,564	(601)
Clinical development	16,865	7,930	8,935
Total research and development expense	$170,528	$205,823	$(35,295)

Research and development expense was $170.5 million and $205.8 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $35.3 million was primarily due to:

•
a decrease of $16.4 million in research expenses primarily due to lower research and development headcount;
•
a net decrease of $15.2 million in personnel-related expenses due to lower research and development headcount related to the strategic repositioning in October 2023, partially offset by an increase in personnel-related costs for the acceleration of our internal manufacturing capabilities;
•
decrease of $8.3 million in third-party manufacturing costs for CDMOs; and
•
a net decrease of $3.6 million in facility and other allocated costs, partially offset by an increase in costs for the acceleration of our internal manufacturing capabilities.

These decreases were partially offset by an increase of $8.9 million in clinical development costs.

Research and development related success payments and contingent consideration

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the periods presented:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Cobalt success payment	$(4,909)	$(21,998)	$17,089
Harvard success payments	(823)	(2,039)	1,216
Contingent consideration	235	(58,578)	58,813
Total research and development related success payments and contingent consideration	$(5,497)	$(82,615)	$77,118

The gains related to the change in the estimated fair value of our Cobalt Success Payment was $4.9 million for the three months ended September 30, 2024, compared to $22.0 million for the same period in 2023. The changes in value were due to changes in our market capitalization during the relevant periods. The gain related to the change in the estimated fair value of our Harvard Success Payments was $0.8 million for the three months ended September 30, 2024, compared to $2.0 million for the same period in 2023. The changes in value were primarily due to changes in our common stock price during the relevant periods. The expense related to the change in the estimated fair value of our Cobalt Contingent Consideration was $0.2 million compared to a gain of $58.6 million for the three months ended September 30, 2024 and 2023, respectively. The changes in value were due primarily to changes in the timing and probability of the achievement of milestones during the relevant periods and the discount rates used in the calculations.

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Cobalt success payment	$2,324	$(8,253)	$10,577
Harvard success payments	(8)	(340)	332
Contingent consideration	2,250	(47,223)	49,473
Total research and development related success payments and contingent consideration	$4,566	$(55,816)	$60,382

The expense related to the change in the estimated fair value of our Cobalt Success Payment was $2.3 million for the nine months ended September 30, 2024, compared to a gain of $8.3 million for the same period in 2023. The changes in value were due to changes in our market capitalization during the relevant periods. The gain related to the change in the estimated fair value of our Harvard Success Payments was immaterial for the nine months ended September 30, 2024, compared to a gain of $0.3 million for the same period in 2023. The changes in value were primarily due to changes in our common stock price during the relevant periods. The expense related to the change in the estimated fair value of our Cobalt Contingent Consideration was $2.3 million and a gain of $47.2 million for the nine months ended September 30, 2024 and 2023, respectively. The changes in value were due to changes in the timing and probability of the achievement of milestones during the relevant periods and the discount rates used in the calculations.

General and administrative expenses

General and administrative expenses were $14.1 million and $46.8 million for the three and nine months ended September 30, 2024, respectively, compared to $19.2 million and $52.5 million for the same periods in 2023.

The decrease of $5.1 million for the three months ended September 30, 2024 was primarily due to a decrease in costs related our previously planned manufacturing facility in Fremont, California, a decrease in legal and consulting fees, and lower personnel-related costs due to a decrease in headcount. These decreases were partially offset by an increase in non-cash stock-based compensation.

The decrease of $5.8 million for the nine months ended September 30, 2024 was primarily due to a decrease in costs related to our previously planned manufacturing facility in Fremont, California, lower personnel-related costs due to a decrease in headcount, and lower legal fees. These decreases were partially offset by an increase in non-cash stock-based compensation.

Interest income, net

Interest income, net, was $2.6 million and $8.8 million for the three and nine months ended September 30, 2024, respectively, compared to $2.9 million and $7.2 million for the same periods in 2023, respectively, and consisted primarily of interest earned on our cash and marketable securities balances.

Other income (expense), net

Other expense, net, was $0.7 million and $4.6 million for the three and nine months ended September 30, 2024, respectively, compared to other income, net of $0.3 million and $0.1 for the three and nine months ended September 30, 2023. The changes in value of $1.0 million and $4.7 million for the three and nine months ended September 30, 2024, respectively, were due to other-than-temporary impairments of other assets.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of September 30, 2024, we had $199.0 million in cash, cash equivalents, and marketable securities. To date we have raised an aggregate of approximately $1.5 billion in net proceeds from sales of common stock and private placements of our convertible preferred stock.

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

In August 2022, we entered into a sales agreement with Cowen, acting as sales agent, pursuant to which we may offer and sell through Cowen up to $150.0 million in shares of our common stock under the ATM facility. As of September 30, 2024, we have sold an aggregate of 4.9 million shares of our common stock under the ATM facility for net proceeds of $28.6 million, after deducting commissions and expenses.

Since our inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever.

Future funding requirements

We expect to incur additional losses for the foreseeable future as we conduct our research and development efforts, including conducting clinical trials and preclinical studies, developing new product candidates, establishing internal and external manufacturing capabilities, and funding our operations generally. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least 12 months from the filing of this Quarterly Report. However, we will need to raise additional financing in the future to fund our operations, including the commercialization of any approved product candidates.

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
•
our ability to effectively manage the amount of cash used in our operations;
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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(175,992)	$(201,623)
Investing activities	(29,635)	156,702
Financing activities	199,106	29,928
Net decrease in cash, cash equivalents, and restricted cash	$(6,521)	$(14,993)

Operating activities

During the nine months ended September 30, 2024, net cash used in operating activities was $176.0 million, consisting primarily of net loss of $217.7 million and the change in net operating assets and liabilities of $5.5 million, offset by non-cash adjustments of $47.2 million. The non-cash adjustments of $47.2 million consisted of $31.2 million of non-cash stock-based compensation, depreciation expense of $11.7 million, expenses of $2.3 million and $2.3 million for revaluation of our success payment liabilities and contingent consideration, respectively, and offset by other non-cash adjustments of $0.3 million.

During the nine months ended September 30, 2023, net cash used in operating activities was $201.6 million, consisting primarily of net loss of $195.1 million, the change in net operating assets and liabilities of $8.4 million, and non-cash adjustments of $14.9 million. The non-cash adjustments of $14.9 million consisted of non-cash stock-based compensation of $27.6 million, gains of $8.6 million and $47.2 million for revaluation of our success payment liabilities and contingent consideration, respectively, and depreciation expense of $13.3 million.

Investing activities

Cash used in investing activities was $29.6 million during the nine months ended September 30, 2024, and cash provided by investing activities was $156.7 million during the nine months ended September 30, 2023. For the nine months ended September 30, 2024, this consisted of purchases of property and equipment of $33.0 million, partially offset by net maturities of marketable securities of $3.4 million. For the nine months ended September 30, 2023, this consisted of net maturities of marketable securities of $162.7 million, partially offset by purchases of property and equipment of $6.0 million.

Financing activities

During the nine months ended September 30, 2024 and 2023, cash provided by financing activities was $199.1 million and $29.9 million, respectively, consisting primarily of net proceeds from issuance of common stock, and with respect to the nine months ended September 30, 2024, net proceeds from a loan to fund tenant improvements for our manufacturing facility in Bothell, Washington.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of September 30, 2024:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$19,850	$43,156	$30,492	$82,933	$176,431

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of September 30, 2024 are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 of our 2023 Annual Report for more information about these payment obligations.

We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock, pursuant to the terms and conditions in the Cobalt acquisition agreement, and up to an aggregate of $175.0 million in success payments to Harvard, payable in cash. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” in our 2023 Annual Report and Note 3, Acquisitions, and Note 4, License and collaboration agreements, to our condensed consolidated financial statements located elsewhere in this Quarterly Report for more information on the success payments. As of September 30, 2024, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain, and therefore any related payments are not included in the table above.

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

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, are consistent with those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates” in our 2023 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our common stock price.

Interest rate risk

As of September 30, 2024, we had cash, cash equivalents, and restricted cash of $130.8 million, which consisted of bank deposits and money market funds, and also had marketable securities of $72.0 million. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are all short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. As of September 30, 2024, we had no debt outstanding that is subject to interest rate variability.

Market capitalization and common stock price sensitivity

We agreed to make a success payment to Cobalt based on our market capitalization payable in cash or stock, and success payments to Harvard based on increases in the per share fair market value of our common stock, payable in cash.

As of September 30, 2024, the estimated aggregate fair value of the success payment liabilities was $15.1 million. For the three and nine months ended September 30, 2024, we recorded a gain of $5.7 million and an expense of $2.3 million, respectively, related to the aggregate change in the estimated fair value of our success payment liabilities.

Changes in our market capitalization and the fair value of our common stock as of each balance sheet date may result in a relatively large change in the estimated valuation of the success payment liabilities and resulting expense or gain. For example, for the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization as of September 30, 2024 from $0.9 billion to $1.1 billion would have decreased the gain recorded in the three months ended September 30, 2024 by $3.4 million to $1.5 million. A hypothetical 20% decrease in our market capitalization from $0.9 billion to $0.7 billion would have increased the gain recorded in the three months ended September 30, 2024 by $3.2 million to $8.1 million. For the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price as of September 30, 2024 from $4.16 per share to $4.99 per share would have decreased the gain recorded in the three months ended September 30, 2024 by $0.6 million to $0.2 million. A hypothetical 20% decrease in the common stock price from $4.16 per share to $3.33 per share would have increased the gain recorded in three months ended September 30, 2024 by $0.5 million to $1.3 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (who currently serves as our principal executive officer and principal financial officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer (who currently serves as our principal executive officer and principal financial officer) concluded that, as of the end of the period covered by this Quarterly Report, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A key component of our strategy is to acquire and in-license technologies to support our mission of using engineered cells as medicines. Our ex vivo and in vivo cell engineering technologies represent an aggregation of years of innovation and technology from multiple academic institutions and companies, including hypoimmune technology that we licensed from the President and Fellows of Harvard College (Harvard) and The Regents of the University of California (UCSF), our fusogen technology that we acquired from Cobalt Biomedicine, Inc. (Cobalt), and gene editing technology that we licensed from Beam Therapeutics Inc., among others. We continue to actively evaluate various acquisition and licensing opportunities on an ongoing basis.

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

Further, certain of our key personnel continue to be employed by academic institutions. We may in the future have other personnel that have similar arrangements. These arrangements expose us to the risk that these individuals may return to their academic positions full-time, devote less of their time or attention to us than is optimal, or potentially expose us to claims of intellectual property ownership or co-ownership by their respective academic institutions.

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

We announced strategic repositionings in each of November 2022, October 2023, and November 2024, pursuant to which we conducted reductions in our workforce. Reductions in our workforce may result in attrition beyond our planned reduction in workforce, reduced employee morale and negative publicity, which may damage our reputation and make it more difficult for us to retain and motivate our current personnel as well as attract new personnel. These workforce reductions have also caused us to lose institutional knowledge, capabilities, and subject matter expertise and could negatively affect our efforts to obtain and maintain our intellectual property rights in the event we are unable to identify inventions made or identify or recreate the necessary scientific records or data. Any of the foregoing could significantly harm our business and future growth prospects.

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

We currently rely, and expect we will continue to rely, on CDMOs to manufacture our product candidates for preclinical studies and clinical trials. Moreover, it may take us longer to establish and operationalize our Bothell facility than we originally anticipated, which may delay our ability to begin manufacturing certain of our product candidates internally, extend the period of time during which we must solely rely on CDMOs for the manufacture of such product candidates, and result in a delay to our clinical development timelines. For example, we may rely on our CDMOs for the potential registration and commercial launch of our first product candidate under our current clinical development timelines, and if there are any delays in our ability to establish and operationalize the Bothell facility, we may be required to rely more heavily on our CDMOs for the potential registrations and commercial launches of additional product candidates as well.

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

We experienced rapid growth following our inception in July 2018. However, as described elsewhere in these Risk Factors, we undertook workforce reductions as part of our November 2022, October 2023, and November 2024 restructurings. These workforce reductions may yield unintended consequences and costs, including difficulty retaining and motivating remaining employees, difficulty attracting and hiring qualified employees, and increased reliance on third parties if needed to support our internal capabilities.

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

Before an IND or comparable foreign submission can be submitted to the FDA or a comparable foreign regulatory authority and be cleared or otherwise become effective, which is a prerequisite for conducting clinical trials on human subjects, a product candidate must successfully progress through extensive preclinical studies, which includes preclinical laboratory testing, animal studies, and formulation studies conducted in accordance with good laboratory practices. In addition, to obtain the requisite regulatory approvals to ultimately market and sell any of our product candidates, we or any future collaborator for such product candidate must satisfy the FDA’s or a comparable foreign regulatory authority’s legal standards with respect to safety, purity, and potency, or efficacy, which may include, among other things, demonstrating through adequate and well-controlled clinical trials that the benefits of the product candidate outweigh its known risks for the intended patient population.

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

In addition, the complexity and novelty of certain product candidates, the clinical trial design, and the indications for which such product candidates are being developed, as well as the combination of these factors, could negatively affect our ability to successfully execute and complete clinical trials of such product candidates in accordance with our timelines. For example, clinical trials involving certain indications, such as autoimmune diseases, may require the involvement and alignment of medical professionals across various specialties. Additionally, we may evaluate certain of our product candidates in multiple indications and across a broad range of diseases in a single clinical trial. Because these diseases can vary significantly, doing so may introduce additional complexities and challenges with executing our clinical trials, any of which could increase the time and expense required to commence and complete the applicable trial. Further, to the extent we develop our product candidates for multiple indications, the occurrence of any potential safety issues or significant side effects with respect to a particular indication or study could negatively affect the development of such product candidate in all indications. We and third parties involved in our clinical trials may not have sufficient resources to adequately address such complexities in accordance with our timelines or at all. If we experience delays in completing, or are required to terminate, any clinical trial of our product candidates, the commercial prospects of the relevant product candidates will be harmed, and our ability to generate product revenues from these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, delay our ability to obtain regulatory approval for the relevant product candidate, and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates, which may impair our ability to commercialize our product candidates and harm our business and results of operations.

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

Our CDMOs also face intense competition to attract and retain qualified personnel. If our CDMOs are unable to attract, retain, and motivate qualified personnel, they may be unable to perform their obligations in a timely manner or at all, or their performance may be substandard or may not meet our quality requirements, which could cause us to experience delays in or otherwise negatively impact the manufacturing of our product candidates. In addition, our CDMOs and other third parties supporting our operations may experience organizational changes, including due to mergers, acquisitions, or other transactions in which they are involved, which could similarly affect such parties’ ability to timely and properly perform their obligations or perform such obligations at all. Further, as described elsewhere in these Risk Factors, there are few alternatives for the CDMOs that we currently engage, and even if one of our CDMOs fails to perform according to our expectations and, for this or other reasons, we decide to switch to an alternative CDMO, there is no guarantee that such alternative CDMO will be able to perform its obligations in a timely manner or that its performance will meet our expectations or quality requirements. Any delays in manufacturing our product candidates could materially harm our ability to conduct our clinical trials or commercialize our product candidates in a timely manner or at all and could harm our business.

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

The manufacture of our product candidates requires the timely delivery of sufficient amounts of raw and intermediate materials. We purchase, and rely on our CDMOs to purchase, certain of these materials from third-party suppliers in order to produce our product candidates for our preclinical studies. There are a limited number of suppliers of these materials, and we may need to assess alternate suppliers to prevent possible disruption of manufacturing of our product candidates for our preclinical studies, our future clinical trials, and if ultimately approved, commercial sale. We rely, and expect to continue to rely, on our CDMOs to purchase materials in order to produce product candidates for our clinical trials; however, we do not have any control over the process or timing of the acquisition of these materials by our CDMOs or the costs of such materials. We work closely with our CDMOs and suppliers, as applicable, to ensure the continuity of supply, but we cannot ensure that these efforts will always be successful. Further, although we strive to diversify our sources of raw and intermediate materials, in certain instances we acquire raw and intermediate materials from a sole supplier. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to supply these materials for our intended purpose. As described elsewhere in these Risk Factors, such suppliers may also experience other organizational changes that could negatively impact their ability to supply necessary materials for our programs in a timely manner or at all. Alternative sources of supply may exist when we rely on sole supplier relationships, but we cannot ensure that, if needed, we would be able to quickly establish additional or replacement sources for some materials. The lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in the event a new supplier must be used. In addition, the time and effort to qualify a new supplier could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which would negatively impact our operating results. Although we generally would not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate, or the raw or intermediate material components thereof, for an ongoing clinical trial due to the need to replace a supplier could considerably delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidates. Moreover, we currently do not have any agreements for the commercial supply of these raw or intermediate materials. A reduction or interruption in supply of raw or intermediate materials combined with an inability of us or our CDMOs to timely establish alternative sources for such supply could adversely affect our ability to manufacture our product candidates or approved products in a timely or cost-effective manner, result in a shortage of product supply, delay the development and any commercial launch of our product candidates, and ultimately impair our ability to generate revenues from sales of any approved products.

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

We rely, and expect to continue to rely, on third parties, including service providers such as CROs, independent clinical investigators, and clinical trial sites, to properly and timely execute or support our preclinical studies and clinical trials and related activities, and to monitor and manage data for our ongoing preclinical and clinical programs and we may rely to a greater extent on such outsourced activities following our November 2024 workforce reduction. However, we are only able to control certain aspects of the activities of these third parties to the extent set forth under our contracts with these third parties, and we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards and rules, and our reliance on these third parties does not relieve us of these obligations. With respect to any of our product candidates that may enter clinical development, we and our CROs and other service providers, as well as our clinical trial sites, including principal investigators, are required, and we rely on them, to comply with good clinical practices (GCP) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce GCPs through periodic inspections of clinical trial sponsors and clinical trial sites, including principal investigators. If we or any of our CROs or other service providers, or any clinical trial sites or principal investigators involved in our trials, fail to comply with applicable GCPs, the clinical data generated from these clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP. In addition, to the extent third parties executing or otherwise supporting our clinical trials, including CROs and clinical trial sites, including principal investigators, fail to conduct such clinical trials in accordance with GCP, fail to timely and successfully enroll patients in our clinical trials, or experience significant delays in the execution of our trials, including delays in achieving full enrollment or clinical trial data collection and analysis, we may experience program delays, incur additional costs, or both, which may harm our business. Our clinical trials must also be conducted using product produced in compliance with cGMP regulations, and our failure to do so may require us to repeat clinical trials, which would delay the regulatory approval process for the relevant product candidate.

Further, third parties that support our preclinical and clinical programs, such as service providers, including CROs, independent clinical investigators, and clinical trial sites, including principal investigators, are not our employees, and we are unable to control, other than by contract, the amount of resources, including time, that they devote to our product candidates, preclinical studies, and clinical trials. If such third parties, including our CROs or other service providers, are unable to attract, retain, and motivate qualified personnel or fail to devote sufficient resources to the development of our product candidates, they may be unable to perform their obligations in a timely manner or at all, or their performance may be substandard or fail to meet our quality requirements, which may delay or compromise the conduct of our preclinical and clinical programs and the prospects for approval and commercialization of any such product candidates. As described elsewhere in these Risk Factors, such third parties may also experience organizational changes that could similarly negatively impact their performance or prevent them from performing at all. In addition, in order for these third parties to perform under their contracts with us, we regularly disclose or plan to disclose to these third parties confidential or proprietary information, which increases the risk that this information will be misappropriated. Additionally, disruptions caused by global geo-political, economic, and other factors beyond our control may increase the likelihood that these third parties encounter difficulties or delays in performing their obligations to us, including with respect to initiating, enrolling, conducting, or completing our planned clinical trials.

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

Patents have limited terms, and in many jurisdictions worldwide, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent’s term is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Given the significant amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic therapies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of October 2024 have terms expected to expire on dates ranging from 2028 to 2042, subject to any patent term extensions that may be available. If patents are issued on our patent applications pending as of October 2024, the resulting patents are projected to expire on dates ranging from 2028 to 2045. In addition, although upon issuance in the United States a patent’s term can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may also be available in the United States and in certain other foreign jurisdictions. However, in the United States, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension in the United States does not extend to the full scope of the patent’s claims, but instead only as to the scope of the product as approved. The laws governing analogous patent term extensions in foreign jurisdictions vary widely and many differ from the process in the United States. Additionally, we may not receive a patent term extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. If we are unable to obtain a patent term extension for any particular patent, or the term of any such extension is less than we request, the period during which we will have the right to exclude others from using the patent rights will be shortened. Our competitors may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch a biosimilar product earlier than might otherwise be the case, which could reduce our revenue, possibly materially. In general, if we do not have sufficient patent term to protect our platform technologies and product candidates, our business and results of operations will be adversely affected.

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

In addition, the geo-political climate, tensions between the United States and certain countries, including Russia and China, and other geopolitical events may increase our vulnerability to such cybersecurity attacks. For example, the conflict between Russia and Ukraine may create heightened threats of ransomware attacks and other cybersecurity threats for certain industries, including healthcare and pharmaceuticals. We continue to monitor and take steps to mitigate this risk, but we cannot ensure that such efforts will be sufficient to protect us from any such cyberattacks or other incidents. In addition, in July 2022, the heads of the FBI and MI5 issued joint warnings regarding the threat posed by China to national security due to the Chinese government’s increasing use of cyber espionage to steal technology from Western corporations and disrupt Western business. Moreover, the biotechnology industry is one of the top industries that China has targeted for domestic growth and development, and it therefore may be a primary target for such cyber espionage efforts. We continue to monitor our systems and upgrade our security capabilities in order to mitigate risk. However, any access to or loss or theft of our confidential information in connection with a future cyberattack could have a material adverse effect on our business.

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

Risks Related to Our Limited Operating History, Financial Condition, and Need for Additional Capital

We have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability

We have a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through private placements of our convertible preferred stock and, more recently, through our initial public offering (IPO). We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $217.7 million and $195.1 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $1.6 billion, which includes cumulative non-cash charges related to the revaluation of our success payment liabilities and contingent consideration of $12.7 million and $60.6 million, respectively. Our losses have resulted principally from expenses incurred for the research and development of our ex vivo and in vivo cell engineering platforms, management and administrative costs, and other expenses incurred while building our business infrastructure.

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

As of September 30, 2024, we had $199.0 million in cash, cash equivalents, and marketable securities. Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2022, we entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which we may offer and sell through Cowen shares of our common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of September 30, 2024, we had raised $28.6 million in net proceeds under the ATM facility. Further, on February 12, 2024, we completed an underwritten public offering pursuant to which we sold 21.8 million shares of our common stock, including 4.5 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of our common stock (the Follow-On Offering). Moreover, we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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
•
our ability to effectively manage the amount of cash used in our operations;
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

Our ability to raise additional funds will depend on financial, economic, geo-political, and market conditions and other factors over which we may have no or limited control. Market volatility, including as a result of bank failures, including Silicon Valley Bank (SVB) and Signature Bank (Signature) in 2023, and measures taken in response thereto, and the resulting impact on the broader banking sector, geo-political and economic instability resulting from the escalation in conflict between Russia and Ukraine and in the Middle East, tensions in US-China relations, and the aftermath of the COVID-19 pandemic, or other factors, could also adversely impact our ability to access capital as and when needed. Furthermore, we hold significant balances of cash and cash equivalents, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance, exposing such cash balances to additional risk of loss beyond our control. Additional funds may not be available when we need them, on terms and at a cost that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or on terms and at a cost that are acceptable to us, we could be required to:

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

We agreed to make success payments, payable in cash, pursuant to our license agreement with Harvard and contingent consideration and success payments, payable in cash or stock, pursuant to our acquisition agreement with Cobalt. Pursuant to the terms of our license agreement with Harvard, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of September 30, 2024, a Harvard Success Payment had not been triggered. See Note 4, License and collaboration agreements to our consolidated financial statements included elsewhere in this Quarterly Report for more details on the various per share common stock values that trigger a Harvard Success Payment.

In connection with the Cobalt acquisition, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain pre-defined development milestones and a success payment (Cobalt Success Payment) of $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a BLA or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of September 30, 2024, a Cobalt Success Payment had not been triggered. See Note 3, Acquisitions, to our consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date.

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

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our balance sheets. Under United States generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development-related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment liabilities and contingent consideration may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements. For example, as of September 30, 2024 and December 31, 2023, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was $15.1 million and $12.8 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $111.9 million and $109.6 million, respectively.

For the three months ended September 30, 2024, we recorded gains of $4.9 million and $0.8 million, respectively, related to the aggregate change in the estimated fair value of the Cobalt Success Payment and Harvard Success Payment liabilities. For the three months ended September 30, 2024, we recorded an expense of $0.2 million related to the change in the estimated fair value of the Cobalt Contingent Consideration. We have incurred net losses since our inception and expect to continue to incur net losses for the foreseeable future. It is possible that future fluctuations in the price of our common stock and market capitalization and the resulting change in the estimated fair value of our success payment liabilities could lead us to record net income in a future period despite us incurring operating losses and negative cash flows during such period. Alternatively, significant stock appreciation during a future period could lead to a significant increase in our recorded GAAP net loss.

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

With the proliferation of new drugs and therapies for our target indications, and as new technologies become available, we expect to face increasingly intense competition. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Any product candidates that we successfully develop and are able to commercialize, including those for the treatment of various cancers, B-cell mediated autoimmune diseases, and type 1 diabetes, will compete with existing therapies and new therapies that may become available in the future, which may include CAR T, cellular, antibody, small molecule, and other types of therapies. The highly competitive nature of and rapid technological changes in the biotechnology and pharmaceutical industries could render our product candidates or our technologies obsolete, less competitive, or uneconomical. Our competitors may, among other things:

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

As of September 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, beneficially owned, in the aggregate, approximately 52.8% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interests.

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

If our existing stockholders sell, indicate an intention to sell, or there is a perception in the market that they intend to sell, a large number of shares of our common stock, the trading price of our common stock could decline. As of September 30, 2024, 223.1 million shares of our common stock were outstanding, which excludes shares of common stock sold in the ATM facility and shares of common stock issued upon exercise of outstanding equity awards, in each case, after September 30, 2024, and 42.8% of such shares were beneficially owned by holders of 5% or more of our common stock. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, applicable lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (Securities Act). If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

The market price of our common stock, as well as investor perceptions of our business and its value, may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways, and many of which are beyond our control, including the factors listed below and other factors described in these Risk Factors:

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
•
general political and economic conditions both within and outside the United States, including changes in interest rates, inflation, geo-political and economic instability resulting from the escalation in conflict between Russia and Ukraine and in the Middle East, tensions in US-China relations, and economic and tax policies announced by foreign countries; and
•
other events or factors, many of which are beyond our control.

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

Furthermore, geo-political actions, such as the escalation of conflict in Ukraine and the Middle East, trade restrictions, and the resulting political and economic instability, could negatively impact our operations. Although it is difficult to anticipate the impact of any of the foregoing on our company in particular, such geo-political actions, and any actions taken in response thereto, could increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended September 30, 2024.

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

As of September 30, 2024, we have used all of the net proceeds from the IPO. There was no material change in the actual use of the net proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)

On November 4, 2024, we announced a strategic repositioning to prioritize clinical and preclinical development in type 1 diabetes, B-cell mediated autoimmune diseases, refractory B-cell malignancies, and the fusogen platform for generating in vivo CAR T cells. We will suspend development of SC291, our HIP-modified CD19 allogeneic CAR T therapy, in oncology and SC379, our glial progenitor cell program, as we seek partnerships for these programs. The strategic repositioning resulted in a workforce reduction of approximately 45%. We anticipate that the portfolio update and associated reduction in force will be substantially complete in the first quarter of 2025.

In connection with the strategic repositioning, we anticipate we will incur approximately $5.0 million and $1.4 million of cash-based expenses related to employee severance, benefits, and related costs in the fourth quarter of 2024 and the first quarter of 2025, respectively. We will file a Current Report on Form 8-K if amounts differ materially from these estimates.

(b)

Not applicable.

(c)

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 9, 2021).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 9, 2021).

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252061), filed with the SEC on January 28, 2021).

4.3	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 8, 2024).

10.1*†	Amendment No. 2 to Amended and Restated License Agreement by and between the Company and the University of Rochester, dated as of May 30, 2024.

10.2*†	Sixth Amendment to License Agreement by and between the Company and President and Fellows of Harvard College, dated as of August 28, 2024.

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).

+ This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANA BIOTECHNOLOGY, INC.

Date: November 8, 2024	By:	/s/ Steven D. Harr, M.D.
Steven D. Harr, M.D.
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer, and duly authorized to sign on behalf of the registrant)