Form 10-K
period 2024-12-31
Sana Biotechnology, Inc.
filed 2025-03-17
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $595.6 million, based on the closing price of the Registrant’s common stock on the Nasdaq Global Select Market on June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter. Shares of the Registrant’s common stock held by each officer and director and stockholders that the Registrant has concluded are affiliates of the Registrant have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not a determination for other purposes.

As of March 10, 2025, the Registrant had 225,024,899 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders (Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K (Annual Report) where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

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
•
our commercialization, marketing, and manufacturing expectations, including with respect to our manufacturing facility and capabilities and the timing thereof;
•
impact of future regulatory, judicial, legislative, or other governmental changes or developments in the United States and foreign countries;
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
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technologies, including the projected terms of patent protection;
•
estimates of our expenses, future revenue, capital requirements, needs for additional financing, and ability to obtain additional capital;
•
our financial condition and ability to continue as a going concern;
•
our existing cash, cash equivalents, and marketable securities;
•
the performance of suppliers, manufacturers, and other third parties we may engage;
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
•
There is substantial doubt as to our ability to continue as a going concern.
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
•
We must successfully progress our product candidates through extensive preclinical studies and clinical trials in order to obtain regulatory approval to market and sell such product candidates. Even if we obtain positive results in preclinical studies or clinical trials of a product candidate, these results may not be predictive of the results of future preclinical studies or clinical trials.
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

PART I

Item 1. Business.

Overview

We were founded on the belief that engineered cells will be one of the most important transformations in medicine over the next several decades. The burden of diseases that can be addressed at their root cause through engineered cells is significant. We view engineered cells as having the potential to be as therapeutically disruptive as biologic drugs to clinical practice, enabling us to repair cells in the body when possible and replace them when needed. We are developing ex vivo and in vivo cell engineering platforms to revolutionize treatment across a broad array of therapeutic areas with unmet treatment needs, including type 1 diabetes, B cell mediated autoimmune diseases, and oncology.

For our ex vivo platform, we have made focused investments in our hypoimmune platform technology, which we refer to as our HIP technology, with the twin goals of engineering allogeneic cells that can "hide" from the patient's immune system to overcome the fundamental challenge of immune rejection and cell persistence, and that we can manufacture at scale. A successful therapeutic requires cells that can engraft, function, and persist in the body, and we believe our approach can unlock a wave of disruptive therapeutics. For in vivo therapies that aim to repair and control genes in the body, a successful product candidate requires both gene modification and in vivo delivery of the therapeutic payload. Of these, we view effective in vivo delivery as the greatest current limitation to dramatically expanding the impact of this class of therapeutics. To this end, our initial focus is on cell-specific delivery of genetic payloads that integrate into the genome of the target cells.

We currently focus our efforts across three areas and have three ongoing clinical trials across multiple disease types and therapeutic areas, including type 1 diabetes (T1D), B cell mediated autoimmune diseases, and B cell malignancies.

•
Type 1 Diabetes: Approximately nine million people suffer from type 1 diabetes (T1D) worldwide, and there have been no major novel medicines for the disease since insulin. We are developing SC451, a HIP-modified, stem cell derived pancreatic islet cell therapy, for the treatment of T1D. The goal of this therapy is euglycemia, or normal blood glucose, without the need for exogenous insulin injections or immunosuppression. We currently have an ongoing investigator-sponsored first-in-human study (IST) evaluating UP421, an allogeneic, primary islet cell therapy engineered with our HIP technology, in patients with T1D. Sana expects to share additional data in 2025 and file an investigational new drug application (IND) for SC451 as early as 2026.
•
Allogeneic CAR T cells: We are developing SC291, our HIP-modified allogeneic CD19-dirtected allogeneic CAR T cell product candidate, in patients with B cell mediated autoimmune diseases. The GLEAM study is a Phase 1 clinical trial evaluating SC291 in patients with lupus nephritis (LN), extrarenal lupus (ERL), and antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis. If successful, SC291 has the potential to benefit patients in a number of additional B cell-mediated autoimmune diseases. We are also studying SC262, our HIP-modified allogeneic CD22-directed CAR T cell product candidate. The VIVID study is a Phase 1 clinical trial evaluating SC262 in patients with relapsed and/or refractory (R/R) B cell malignancies who have received prior CD19-directed CAR T therapy. Sana is enrolling patients in both the GLEAM and VIVID trials and expects to share data from each study in 2025.
•
In vivo CAR T cells: We are developing SG299, a CD8-targeted fusosome that leverages our fusogen platform technology. This platform enables cell-specific, in vivo delivery of various payloads, allowing SG299 to deliver genetic material to CD8+ T cells that directs them to become CD19-targeting CAR T cells, while avoiding delivery to potentially problematic tissues such as the liver and gonads. Sana plans to develop SG299 in a range of B cell cancers and B cell mediated autoimmune diseases and expects to file an IND for SG299 as early as 2026.

In December 2024, UP421, a HIP-modified allogeneic primary islet cell product, was transplanted into a patient with T1D in the IST, which is being conducted at Uppsala University Hospital. This Phase 1 study evaluates the safety of UP421 when transplanted intramuscularly into a patient with T1D. Secondary endpoints include immune evasion measured in peripheral blood, non-fasting C-peptide concentrations (which is a measure of the body’s insulin production) in peripheral blood, C-peptide response to a mixed meal tolerance test (MMTT), and graft survival assessed by magnetic resonance imaging (MRI). The transplantation was performed without immunosuppression, steroids, or any supportive medication to facilitate allogeneic cell survival. As a first-in-human study, the primary endpoint was safety and the dose was approximately 2% to 7% of islet cells that would typically be needed for insulin independence. In January 2025, we announced positive results from the IST at four weeks after cell transplantation, which demonstrated the survival and function of pancreatic beta cells as measured by the presence of circulating C-peptide, a biomarker indicating that transplanted beta cells are producing insulin.

Positive preliminary twelve-week clinical results, building on the four-week results, demonstrate that all primary and secondary endpoints were met. The 42-year-old recipient, who had been living with T1D for over 30 years, received a single transplant of UP421 into the muscle of the forearm. The primary endpoint of safety was achieved with no drug product-related adverse events reported. Prior to transplant, C-peptide levels were undetectable both in the non-fasting state and in response to an MMTT. Pancreatic beta cells produce pro-insulin, which is cleaved and secreted as insulin and C-peptide in a 1:1 ratio, making C-peptide a well-established biomarker of endogenous insulin production. Results of the study at four- and twelve-weeks after cell transplantation demonstrate the survival and function of pancreatic beta cells as measured by the presence of circulating C-peptide. C-peptide levels also increase with an MMTT during testing at these timepoints, consistent with insulin secretion in response to a meal. MRI scanning also demonstrated a sustained signal at the site of transplanted cells over time, which is consistent with graft survival. No inflammation or safety-related signals were observed.

The UP421 drug product contains a mixture of islet cell populations: wild-type (WT) islet cells expressing HLA class I and class II, double knockout (DKO) islet cells with HLA class I and class II eliminated, and HIP islet cells with both HLA class I and class II eliminated plus CD47 overexpression. WT islet cells triggered a robust immune response, with peak T cell activation at day 7 following transplantation, followed by T cell-mediated killing, and development of donor-specific antibodies. DKO islet cells, while avoiding T cell activation and antibody responses, were rapidly eliminated by natural killer (NK) cells. In contrast, HIP islet cells demonstrated comprehensive immune evasion, with no evidence of T cell activation, donor-specific antibody development, or NK cell-mediated killing through twelve weeks. These distinct immune responses were further validated in whole blood assays, in which HIP islet cells uniquely survived exposure to the patient's PBMCs while both WT and DKO islet cells were eliminated.

To our knowledge, this study is the first example of successful transplantation with no immunosuppression into a person with an intact immune system to demonstrate survival and function of allogeneic cells. We believe these initial results with HIP-modified cells represent a significant milestone for the field of cell therapy. The results are a key landmark in our effort to develop SC451, our HIP modified stem cell-derived pancreatic islet cell product candidate, as an off-the-shelf cell therapy for patients with T1D. The 12-week data remain subject to source data verification, after which we and our collaborators at Uppsala University Hospital expect to publish in scientific journals and/or present at scientific conferences more details and longer follow-up from this study in 2025 and beyond. We expect to submit an IND for SC451 as early as 2026.

GLEAM is a Phase 1 clinical trial evaluating SC291 in patients with LN, ERL, and ANCA-associated vasculitis. Clinical studies conducted by third parties evaluating B cell depleting agents in B cell mediated autoimmune disease have established that deep B cell depletion is an important correlate of clinical activity, with deeper B cell depletion correlating with better clinical activity for the agents.

We have also studied SC291 in patients with B cell malignancies in a trial we refer to as ARDENT, in which we have seen a tolerable safety profile. Among sixteen patients, we observed no cases of Grade 2 or higher cytokine release syndrome (CRS), of any Grade immune effector cell-associated neurotoxicity syndrome (ICANS), or of graft versus host disease (GvHD). We observed a single case of Grade 1 immune effector cell associated hemophagocytic lymphohistiocytosis-like syndrome (IEC-HS). All six evaluable non-Hodgkin's lymphoma (NHL) patients treated at the two highest cell dose cohorts showed deep B cell depletion. We are optimistic that if we observe safe and deep B cell depletion in the GLEAM study similar to that observed in these cohorts of the ARDENT study, then SC291 could have a meaningful clinical benefit for patients in the autoimmune indications being evaluated in GLEAM. In December 2024, the U.S. Food and Drug Administration (FDA) granted Fast Track designation for SC291 in relapsed/refractory systemic lupus erythematosus (SLE), which includes LN and ERL. Fast Track designation is designed to facilitate development and expedite review of drugs that address serious conditions and unmet medical needs.

With respect to our in vivo cell engineering research efforts, in January 2025, we shared data from preclinical studies involving our SG299 CAR T cell fusosome product candidate, a CD8-targeted fusosome that delivers a CD19 CAR to target CD19+ cells. In a non-human primate (NHP) study exploring the potential efficacy of this therapy, intravenous (IV) injection of a surrogate SG299 together with an additional component resulted in the generation of CAR T cells that induced deep B cell depletion in the peripheral blood and lymph nodes at 28 days. We believe that deep B cell depletion is an important biomarker for potential efficacy in patients with B cell mediated autoimmune diseases and B cell mediated cancers. Separately, in a good laboratory practice (GLP) toxicology study in NHPs, we observed that a single IV injection of SG299 demonstrated selective, dose-dependent gene delivery to CD8+ T cells. Tissue analysis showed minimal to no quantifiable presence in non-target tissues, including the liver and gonadal tissue. For additional information, see the section titled “T Cell Fusosome Approach” below.

In November 2024, we announced a portfolio prioritization in which we suspended development of SC291 in oncology in the ARDENT study and SC379, our stem-cell derived glial progenitor cell product candidate, in various central nervous system diseases.

Our people are the most important strength of the company. We have assembled a diverse group of experienced company builders, scientists, manufacturing scientists, engineers, and operators to execute our business plan.

•
Experienced Company Builders. We have numerous individuals with vast experience in building disruptive biotech companies, having expertise in basic research, clinical medicine, finance, company building, and operations.
•
Leading Scientists and Drug Developers. We believe that in order to successfully develop engineered cells as medicines, significant investments in infrastructure and cross-functional capabilities need to be coupled with deep scientific and development expertise in the cell types and diseases of interest within each program. We have assembled a team with deep expertise in transplant immunology, T cell biology, stem cell biology, type 1 diabetes, basic immunology, autoimmunity, drug discovery, and drug development.
•
Experienced Manufacturing Scientists, Engineers, and Operators. We have assembled manufacturing sciences and operations expertise on our board, on our executive team, and across the company.
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

Our capabilities enable us to take a comprehensive approach to the most important and difficult aspects of engineering cells. We are pursuing both ex vivo and in vivo cell engineering platforms and can leverage the synergistic proficiencies required to succeed in both approaches. We believe we can capitalize on the shared expertise and infrastructure between the platforms to maximize the potential success and the reach of each of our potentially transformative therapies. We have built significant internal capabilities across a wide range of areas focused on solving the most critical limitations in engineering cells including:

•
Stem Cell and Disease Biology. Developing our platforms into therapies for patients requires a deep understanding of both cell and disease biology. Furthermore, we are investing significantly in our people and the technologies that enable the differentiation of pluripotent stem cells (PSC) into mature cells that can be used as therapeutics.
•
Immunology. The immune system can be harnessed to treat multiple diseases, and it can also limit the therapeutic effect of many cell- and gene-based therapies. Understanding and harnessing the immune system can have a broad impact across our ex vivo and in vivo cell engineering portfolio. Our hypoimmune technology, led by a team of transplant immunologists, has the potential to “hide” cells from the immune system, unlocking the potential of allogeneic ex vivo cell therapies for the treatment of numerous diseases We are also investing in our people and technologies to harness the immune system, particularly T cells, for the treatment autoimmune diseases and cancer. .
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

Ex vivo Cell Engineering

Engineering cells ex vivo requires the ability to engineer and manufacture cells at scale and then deliver them to the patient so that they engraft, function appropriately, and have the necessary persistence in the body. Our goal for ex vivo cell engineering is to replace or add cells in the body such that those cells engraft, function, and persist over time, and to manufacture those cells cost-effectively at scale. Our ex vivo cell engineering platform uses our hypoimmune technology to create cells that can “hide” from the patient’s immune system to enable persistence of allogeneic cells. We are focused on making therapies using PSCs with our hypoimmune genetic modifications as the starting material, which we then differentiate into a specific cell type, such as a pancreatic islet cell, before treating the patient. Additionally, there are cell types for which effective differentiation protocols from a stem cell have not yet been developed, such as T cells. For such cell types, instead of starting from a PSC, we can use a fully differentiated allogeneic cell, sourced from a donor, as the starting material to which we then apply our hypoimmune genetic modifications. Our goal is to manufacture genetically modified cells that are capable of both replacing the missing cell and evading the patient’s immune system. We are now applying our ex vivo cell engineering technologies to make cell products for the treatment of multiple diseases.

In vivo Cell Engineering

Engineering cells in vivo requires the development of both an appropriate delivery vector as well as a payload to effectively modify the target cell. Our goal for in vivo cell engineering is to repair and control the genes of any cell in the body. The ultimate aim is to achieve the delivery of any payload, to any cell, in a specific and repeatable way. We believe that progress in any of these categories can allow us to make important medicines. Our in vivo cell engineering platform harnesses fusogen technology, which targets cell surface receptors, enabling cell-specific delivery for a meaningful number of different cell types. We have shown in preclinical studies that our fusogen technology can specifically target numerous cell surface receptors that, when combined with delivery vehicles to form fusosomes, allow cell-specific delivery across multiple different cell types.

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

Our Pipeline

We are developing a broad pipeline of clinical product candidates focused on creating transformative ex vivo and in vivo therapies across a range of therapeutic areas. We are in the early stages of development across a broad pipeline of product candidates, which are summarized below:

PRODUCT CANDIDATE	MECHANISM	INDICATIONS	PRECLINICAL IND-ENABLING	PHASE 1	PHASE 2/3	SANA'S RIGHTS
Type 1 Diabetes						
UP421	HIP primary islet cells	T1D				WW
SC451	Stem-cell derived pancreatic islet cells	T1D				WW
B-cell Mediated Autoimmune Diseases						
SC291	CD19-directed allo CAR T	SLE	GLEAM			WW
SC291	CD19-directed allo CAR T	AAV	GLEAM			WW
SC291	CD19-directed allo CAR T	Other indications				WW
SG299	*In vivo* CD19-directed CAR T	Autoimmune disease				WW
Oncology						
SC262	CD22-directed allo CAR T	NHL (CD19 failures)	VIVID			WW
SG299	*In vivo* CD19-directed CAR T	Hematological malignancies				WW

1Investigator sponsored trial. Abbreviations: AAV, ANCA-associated vasculitis; NHL, non-Hodgkin’s lymphoma; SLE, systemic lupus erythematosus; T1D, type 1 diabetes; WW, worldwide.

Each of our programs provides the potential for meaningful standalone value while also supporting our potential ability to further exploit our platforms in a manner that leads to the development of broadly applicable medicines.

PSC-derived Pancreatic Islet Cells

SC451

SC451 is our PSC-derived hypoimmune pancreatic islet cell product candidate for the treatment of diabetes, with an initial focus on T1D. More than nine million patients worldwide have T1D, a disease in which a patient’s immune system attacks and kills pancreatic beta cells, leading to complete loss of insulin production in affected individuals. These patients represent a small fraction of the overall global diabetes population, which is estimated to be approximately 540 million. T1D patients typically need to take multiple insulin injections every day for life. Although the introduction of insulin has had a profoundly positive impact on patients and there has been significant improvement in convenience for patients over the past several decades with the introduction of insulin pumps and continuous glucose monitors, people with T1D have approximately 15 years shorter life expectancies than people without diabetes and are consistently at risk for complications such as coma, stroke, myocardial infarction, kidney failure, and blindness from poorly-controlled blood glucose. We have shown that we can develop high quality stem cell-derived islet cells that, when transplanted in animal models, normalize blood glucose and cure diabetes. We have also shown that our hypoimmune cells induce no systemic immune response, survive, and function in a patient with T1D. We are combining these capabilities and learnings into SC451, and we plan to submit an IND as early as 2026.

These human data are supported by preclinical data in several models, including in NHPs with a pre-existing immune response to non-hypoimmune cells and in a diabetic NHP, where allogeneic, HIP-modified NHP pancreatic islet cells survive and function for the duration of our NHP studies, the longest of which is about forty weeks. To demonstrate applicability in the context of the autoimmunity seen in people with T1D, we have developed a proprietary mouse model in-house with human immune cells from a T1D patient. In this model, we showed that HIP modifications enabled stem cell-derived pancreatic islet cells derived from a patient with T1D to evade both the autoimmune and allogeneic immune response, survive, and function for the duration of the study.

T1D is a disease of missing pancreatic beta cells. Previous results from others have shown that either primary or PSC-derived pancreatic islets, which given with significant immunosuppression, can allow patients to control blood glucose without the need for insulin therapy. Our human clinical data and our preclinical HIP data support that our HIP-modified pancreatic islets can evade immune detection and potentially eliminate immunosuppression for patients treated with HIP-modified, PSC-derived pancreatic islets. We believe our HIP-modified, PSC-derived pancreatic islets have the potential to create a disruptive treatment for T1D, offering patients life-long normal blood glucose without immunosuppression.

HIP Primary Islet Cells

UP421

UP421 is a HIP-modified allogeneic primary islet cell product that was first transplanted, with no concomitant immunosuppression, into a patient with T1D in December 2024 in an IST being conducted at Uppsala University Hospital. This Phase 1 trial has a primary endpoint of safety and also evaluates secondary endpoints, including survival and function of the islet cells. The safety data, secondary endpoints, dosing rationale, clinical outcomes, and immune analysis from the first treated patient are summarized above under the section titled “Overview.” The study is ongoing and continues to evaluate safety, persistence, and function of the transplanted cells.

Allogeneic T Cell Platform

We are applying our hypoimmune technology to donor-derived T cells to develop allogeneic cell therapies for B cell mediated autoimmune diseases and B cell malignancies. These programs are designed to address a major limitation of existing allogeneic CAR T cell therapies: the need to evade host versus graft responses (HvGR) that occur when a patient’s immune system kills the transplanted T cells, limiting the potential benefit of the therapy. The rapid killing of the transplanted cells may be a major contributor to the short-lived responses seen in patients treated with allogeneic CAR T cells. One approach to avoid HvGR has been to effectively eliminate a patient’s immune system for a short period using chemotherapy, which puts the patient at risk for severe infections. Further, the patient’s suppressed immune system inevitably recovers and eliminates the CAR T cells, limiting the effectiveness of the therapy. Our hypoimmune technology is designed to enable cells to “hide” from the patient’s immune system, giving our allogeneic CAR T cell platform the potential to create medicines that persist longer in patients and avoid the risks associated with higher doses of chemotherapy.

SC291

SC291 is being evaluated in patients with LN, ERL, and ANCA-associated vasculitis in a Phase 1 dose escalation study that we refer to as our GLEAM trial. Patients are currently being enrolled and dosed in this study and we expect to share data in 2025. B cell depleting therapies, such as anti-CD20 antibodies (e.g., rituximab), have shown clinical benefit in the treatment of multiple autoimmune disorders that involve production of autoimmune antibodies, including LN, ERL, ANCA-associated vasculitis, and many others. The rituximab trials in SLE afforded the key insight that the depth of B cell depletion was associated with improved patient responses. Although these antibodies are adept at depleting B cells in circulation for many patients, they are unable to penetrate deeply into the germinal centers of the lymph node and tissues, where the pathogenic B cells continue to survive and drive disease. CD19-directed CAR T cells are known to cause deep B cell depletion in CAR T therapy recipients. Georg Schett and his research group in Erlangen, Germany tested the treatment of refractory SLE patients with autologous CD19-directed CAR T cells and were successful in inducing long-lasting drug-free remissions for these patients. In our ARDENT trial, we observed the pharmacodynamic effect of peripheral blood B cell depletion, which refers to diminishing B cell counts in the peripheral blood, associated with SC291 treatment in patients. Although pharmacodynamic effects seen in oncology patients may not translate to patients with autoimmune disease, we believe these data increase the probability that SC291 treatment will confer similar B cell depletion, the putative mechanism of benefit, to patients with B cell mediated autoimmune diseases.

SC291 also provides the benefit of being available “off the shelf,” avoiding the complex management of patients with respect to the apheresis procedure for cell harvest and between cell harvest and infusion required for treatment with autologous CAR T products, while also providing the potential for increased manufacturing scalability.

SC262

We are developing SC262, our hypoimmune-modified CD22-directed allogeneic CAR T program, initially as a potential treatment for patients with relapsed and/or refractory B cell malignancies who have received prior CD19-directed CAR T therapy in NHL. In January 2024, the FDA cleared our IND to evaluate SC262 in this patient population in a Phase 1 clinical study that we refer to as our VIVID trial. We are enrolling patients in this trial and expect to share data in 2025. The CD22-directed CAR construct that we use in SC262, which we licensed from the National Institutes of Health, has already been evaluated in multiple academic clinical trials of autologous CAR T cell therapies, data from which have shown complete responses (CR) in a substantial number of patients that have relapsed following treatment with a CD19-directed CAR T therapy. For example, data from a Phase 1 trial (n=38) of NHL patients conducted at Stanford University, where 97% of patients were either refractory and/or relapsed after prior CD19-directed CAR T therapy, demonstrated a CR rate of 53% and an overall response rate (ORR) of 68%. Seventy-five percent of the CRs lasted 12 months or longer.

Our allogeneic T cell platform is designed to enable the substitution of CAR constructs in a modular fashion. For the near-term, we are prioritizing clinically validated targets as well as CAR constructs, such as our CD19-targeted CAR, that have shown promising safety and efficacy profiles in the autologous context. In the future, additional candidates may be nominated to address various diseases, such as autoimmune diseases, hematological malignancies, and solid tumors.

In vivo CD19-Directed CAR T Cells

SG299

Our most advanced CAR T cell fusosome product candidate is SG299, a CD8-targeted fusosome that delivers a CD19-directed CAR to target CD19+ cells. We are developing SG299 to treat patients with hematologic malignancies and B cell mediated autoimmune diseases. Our in vivo platform provides an opportunity to develop potential product candidates that can expand access to CAR T cell therapy to patients in need. The effectiveness of ex vivo-manufactured CAR T cells currently depends on the administration of a lymphodepleting preparative regimen prior to infusion to facilitate expansion of the CAR T cell product, which can have an adverse impact on safety. We do not expect to need a lymphodepleting regimen prior to in vivo delivery of the CAR gene via fusosome, as our goal is to expose our fusosomes to as many T cells in the body as possible. We also believe the ability to deliver a payload encoding a CAR to a T cell without significant ex vivo manipulation has the potential to be more effective than ex vivo-manufactured CAR T cell products, generating therapeutically active CAR T cells without the complexities and delays associated with the processes of T cell collection and ex vivo manufacturing that are used in currently approved autologous CAR T cell products. Furthermore, the ex vivo expansion of cells in the presence of high cytokine concentrations, although necessary for the manufacture of currently approved CAR T cell products, also contributes to marked changes in T cell quality that may not be therapeutically beneficial. The generation of a CAR T cell within the natural physiological environment in vivo has the potential to improve the quality of the CAR T cell generated, potentially improving both efficacy and the side effect profile We anticipate submitting an IND for SG299 as early as 2026.

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
•
Immunology and genome modification. We believe that a deep understanding of the immunological response to allogeneic cells is essential to unlocking the potential of ex vivo cell therapies. We have invested significantly in transplant immunology to understand the drivers of this immune response and potential cell modifications that will hide cells from allogeneic rejection. We have also built gene editing, genome modification, and gene insertion capabilities in order to modify the genome of cells so that transplanted, allogeneic cells can evade immune detection.
•
Manufacturing. We are investing proactively in process development, including process optimization and scale up, analytical development, CMC regulatory, supply chain, quality, and other manufacturing sciences in order to develop processes that can enable scalable manufacturing of cell therapies and broad patient access. We have entered into agreements with contract development and manufacturing organizations (CDMOs) and other partners for access to facilities and reagents in our supply chain necessary to manufacture our product candidates. We have built a pilot manufacturing plant in South San Francisco, California and entered into a long-term lease agreement for a manufacturing facility in Bothell, Washington. We are also investing to obtain and ensure access to high quality donor-derived T cells and current good manufacturing practice (GMP)-grade PSC lines for our programs. We will continue to invest in our manufacturing capabilities to ensure our pipeline needs are met.

We have prioritized cell types for our programs when:

•
high unmet need can be addressed by cell replacement;
•
existing proof of concept in humans and/or animal models demonstrates that cell transplantation should have a clinical benefit;
•
evidence exists that the cell type can be successfully differentiated from PSCs and that such PSC-derived cells can function appropriately in vivo;
•
there has been the ability to hire or partner with world experts in the field to ensure our programs are rooted in a deep understanding of the underlying cell and disease biology; and
•
evading immune system rejection via the hypoimmune technology is either not required initially or is the critical missing element to developing a cell therapy (such as pancreatic islet cells).

Based on this prioritization, we are currently focused on two cell types: pancreatic islet cells and T cells.

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

Sources of Allogeneic Cells

There are three main potential sources of allogeneic cells, or cells that do not originate from the patient, and therefore have the potential to be manufactured and supplied at scale. These are embryonic stem cells (ESCs), induced pluripotent stem cells (iPSCs), and donor-derived cells. Our portfolio currently includes a mix of sources.

Crucial aspects of developing allogeneic cells from any source include a thorough characterization of the cells, a comprehensive understanding of the global regulatory environment, and an ability to maintain cells under the required conditions, such as GMP, at various stages of the manufacturing processes. We believe our early investment in building capabilities in the science and manufacturing of these cells will increase our likelihood of success. This investment is intended to yield sources of cells suitable for the global clinical development and commercialization of ex vivo engineered cells for a broad patient population, in line with our vision to democratize access.

Embryonic Stem Cells

The recognition that every cell in the body originates from a zygote, or fertilized egg, led to the research and ultimate discovery of human ESCs, with the derivation of the first human ESC line in 1998. ESCs are PSCs that have the potential to differentiate into any cell type and are derived from the inner cell mass of a blastocyst or pre-implantation stage embryo. They are typically cultured in vitro and grown through cycles of cell division, known as passages, until a line of cells is established that can proliferate without differentiating, and retain their pluripotency while remaining well characterized, including being free of potentially deleterious genetic mutations. Because PSCs can divide indefinitely without exhaustion, an ESC line can be used to generate cell banks, consisting of large numbers of well-characterized vials of cells, that can be frozen and stored for future use.

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

Donor-Derived Allogeneic Cells

Another source of cells, which we use in our T cell programs, comes from mature donor-derived allogeneic cells. Although these T cells are neither pluripotent nor from an infinitely renewable source, they can be obtained as mature cells from human donors at scale. The use of donor-derived cells for our T cell platform may enable us to more rapidly advance product candidates towards the clinic with the implementation of our hypoimmune technology.

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

Designing Hypoimmune Cells

Our goal is to create a universal cell capable of evading immune detection, regardless of cell type or transplant location. Our current clinical hypoimmune technology, which is being used in our SC291 and SC262 product candidates, combines three genome modifications to “hide” these cells from the host immune system:

•
disruption of MHC class I expression;
•
disruption of MHC class II expression; and
•
overexpression of CD47, a protein that enables cells to evade the innate immune system, including macrophages and NK cells.

Once these modifications have been applied to a cell, we refer to that cell as a hypoimmune cell.

Creating Hypoimmune Therapeutic Cells from Human iPSCs

Our current clinical hypoimmune technology combines the following three gene modifications to “hide” cells from the host immune system: disruption of MHC class I and class II expression (which inactivates adaptive immune responses), and overexpression of CD47 (which “hides” cells from the innate immune system, including macrophages and NK) cells. PSCs from healthy donors are used as the starting material and are then genetically modified with the hypoimmune modifications. These edited cells are then differentiated into cell types of therapeutic interest, which could potentially be administered to a patient as an “off the shelf” therapy.

Preclinical Development of Hypoimmune Cells

We and our licensors have carried out a series of experiments in various model systems of increasing immunological complexity. These included (i) transplanting undifferentiated mouse hypoimmune iPSCs into MHC mismatched allogeneic mice, (ii) transplanting mouse hypoimmune iPSC-derived differentiated cells, such as endothelial cells, into MHC mismatched allogeneic mice, (iii) transplanting human hypoimmune iPSCs into MHC mismatched humanized allogeneic mice, (iv) transplanting NHP hypoimmune iPSCs into MHC mismatched allogeneic NHPs, (v) transplanting NHP hypoimmune iPSC-derived differentiated cells, such as cardiomyocytes or retinal pigment epithelial cells (RPEs), into MHC mismatched allogeneic NHPs, and (vi) transplanting NHP hypoimmune primary cells, such as islets, into MHC mismatched diabetic and non-diabetic NHPs.

We have shown that HIP-modified cells survive and evade immune detection in each of these settings. Importantly, these results include experiments in NHPs, including testing of hypoimmune primary islets. We have shown that hypoimmune primary islets can mediate insulin independence in a fully immunocompetent diabetic NHP without immunosuppression. These results confirm that hypoimmune modifications confer immune evasion without compromising islet function in this setting. We are encouraged by the data from these investigations, given the similarity of the NHP immune system to the human immune system and that NHP models represent the strictest test outside of evaluating these cells in humans.

Mouse iPSC-Derived Hypoimmune Cells Transplanted into MHC Mismatched Allogeneic Mouse

Mouse hypoimmune iPSCs transplanted into an MHC mismatched allogeneic mouse were protected from the mouse immune system, and no evidence was seen of either adaptive or innate immune system activation. The control arm transplanted unmodified mouse iPSCs into MHC mismatched allogeneic mice, and as expected, these unmodified mouse iPSCs were rapidly rejected by the recipient mouse immune system with a robust adaptive immune response. In another experiment, the genes that code for MHC class I and MHC class II expression were disrupted. These modifications protected the cells from the recipient mouse’s adaptive immune system, but NK cells rapidly killed the transplanted cells. These data highlight the importance of all three genome modifications (MHC class I, MHC class II, and CD47 overexpression) in protecting cells from the immune system following an allogeneic transplant.

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

Allogeneic Hypoimmune iPSCs Survive in vivo in NHPs with Intact Immune Systems

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

Data published in Hu et al., Nat Biotechnology 2024 Mar;42(3):413-423.

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

Data published in Hu et al., Nat Biotechnology 2024 Mar;42(3):413-423.

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

In other experiments, we observed immune evasion and cell survival of hypoimmune NHP iPSC-derived cardiomyocytes and RPEs. In separate experiments, these cardiomyocytes and RPEs were injected into the hearts and eyes (subretinal space), respectively, of healthy allogeneic NHP recipients without immunosuppression. Both the hypoimmune cardiomyocytes and RPEs were found to evade systemic adaptive and innate immune responses and survived for the duration of the applicable experiment. Separately, we have shown that hypoimmune NHP islet cells transplanted into a non-matched allogeneic NHP survive for the duration of the 40-week study,

We conducted an experiment to better understand whether hypoimmune modifications impair the function of islet cells and to confirm that these modifications enable the islet cells to evade immune responses. For these experiments, we made hypoimmune genetic modifications to NHP primary islets and then transplanted these islets intramuscularly, without immunosuppression, into a different NHP. We found that the hypoimmune islets were viable for the full duration of the study (approximately 10 months) and did not elicit either an adaptive or innate immune response. By contrast, unmodified NHP primary islets injected into a separate NHP were rejected within one week. These results suggest that hypoimmune modifications enable allogeneic immune evasion by NHP primary islet cells and increase our confidence in the clinical translatability of this approach.

Primary Allogeneic Hypoimmune NHP Pancreatic Islet Cells Survive in NHPs for 10 Months Without Immunosuppression

HIP results

D0 | 12 wks | 28 wks | 40 wks

WT results (no survival after 1 wk)

D0 | 1 wk

n=1 HIP primary islet cells; n=1 WT primary islet cells.

Survival
WT
HIP
10^8
10^7
10^6
10^5
Photos/s (*10^6)
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

Data published in Hu et al., Nat Biotechnology 2024 Mar;42(3):413-423.

In January 2024, we presented data from a study transplanting allogeneic HIP-modified pancreatic islet cells into a fully immunocompetent, diabetic NHP. Subsequent to diabetes being induced in the NHP with streptozotocin (STZ), daily insulin injections were performed to re-establish glucose control. After 78 days, the NHP underwent transplantation of HIP primary islets by intramuscular injection, resulting in insulin independence without the use of any immunosuppression. As early as one week after the transplantation, the NHP’s serum c-peptide level had normalized, and it remained stable throughout the follow-up period of six months. The NHP showed tightly controlled blood glucose levels for six months, was completely insulin-independent, and was continuously healthy throughout this period with no use of any immunosuppression. Up to six months following HIP primary islet transplantation, peripheral blood mononuclear cells and serum were obtained from the NHP for immune analyses. HIP primary islets showed no T cell recognition, no graft-specific antibodies, and were protected from NK cell and macrophage killing. To demonstrate that the NHP’s insulin-independence was fully dependent on the HIP primary islets and that there was no regeneration of the animal’s endogenous islet cell population, we triggered the destruction of the HIP primary islets using a CD47-targeting antibody. This resulted in a loss of glycemic control and return to exogenous insulin dependence. We believe these data demonstrate potential evidence for immune evasion of HIP primary islets, graft-mediated insulin-independence of the diabetic NHP, and a potential safety strategy.

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

Data published in Hu et al., 2024, Cell Stem Cell 31, 334–340.

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

Data published in Hu et al., 2024, Cell Stem Cell 31, 334–340.

Based on our preclinical data to date, we believe our hypoimmune technology has the potential to address the most fundamental limitation of ex vivo therapies, persistence, and thereby unlock waves of potentially disruptive therapies across a variety of cell types.

The preliminary clinical findings from the first-in-human transplantation of UP421, our HIP-modified allogeneic primary islet cell product, in the IST being conducted at Uppsala University Hospital further validate our preclinical observations. These initial human data demonstrate that HIP-modified islet cells can survive and function without immunosuppression. The detection of C-peptide production and comprehensive immune evasion in the IST represents a significant step toward addressing the fundamental challenge of cellular persistence in transplantation therapies. The preliminary results from the IST are described in greater detail below in the section titled “Pancreatic Islet Cell Program.”

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

One approach we are exploring as a safety switch is re-sensitization of the hypoimmune cells to innate cell killing via administration of a blocking anti-CD47 antibody. We have tested the effectiveness of this approach in iPSCs and teratomas (a particular tumor formed by pluripotent cells with histological features from all three germ layers), both bearing the hypoimmune modifications. Using hypoimmune NHP iPSCs, we observed in vitro that the addition of an anti-CD47 antibody binds to and blocks CD47 expressed in the hypoimmune cells and restores their sensitivity to the missing-self killing response mediated by NK cells. We also assessed this strategy in mice that were transplanted with human iPSCs that formed small teratomas. Finally, we have conducted in vitro and in vivo experiments with this strategy using a number of human cancer lines, showing that an anti-CD47 antibody resensitizes cancer cells to killing by NK cells and macrophages. Treatment with an anti-CD47 antibody resulted in the loss of immune evasion and the rapid killing of these transplanted cells. As described above, use of an anti-CD47 antibody in a fully immunocompetent NHP was sufficient to trigger destruction of transplanted allogeneic HIP islet cells following initial survival of such cells for six months. We believe these data support use of anti-CD47 antibodies as a potential safety strategy. We have identified several additional safety switches with both in vitro and in vivo activity and will include one of these in SC451 to provide another mechanism to kill these cells if needed.

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

Right panel: Blocking of CD47 in vivo results in killing of hypoimmune iPSCs (as visualized by luminescence of live cells) in NSG mice (n=5) with adoptive transferred human NK cells. These results have been confirmed in vivo as illustrated above in the allogeneic HIP islet transplantation experiment conducted in a diabetic NHP.

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
2.5
2.0
1.5
1.0
0.5
0
-0.5
Hours
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

Our ex vivo Cell Engineering Pipeline

Pancreatic Islet Cell Program

SC451 is our hypoimmune PSC-derived pancreatic islet cell product candidate that aims to restore glucose control in patients with T1D patients by transplantation into these patients without the need for immunosuppression. T1D is a disease of missing pancreatic beta cells, and we believe that transplanting pancreatic islets, which are composed of pancreatic alpha, beta, and delta cells, offers the chance for patients to have normal blood glucose control without insulin, meaningfully improving outcomes for patients with T1D. Over 20 years of global clinical experience transplanting allogeneic primary pancreatic islets from cadavers support this belief. After transplant with significant immunosuppression, T1D patients can remain off insulin with well controlled blood glucose for well over a decade. More recently, several groups have shown that transplant of PSC-derived pancreatic islets along with meaningful immunosuppression can lead to normalization of blood glucose with no need for exogenous insulin. Because there are relatively few patients for whom long-term immunosuppression is better than insulin, we believe that creating a hypoimmune product, removing the need for immunosuppression, is the key next step in creating a curative and broadly available therapy for patients with T1D.

In December 2024, the first-in-human transplantation of UP421, our HIP-modified allogeneic primary islet cell product, occurred at Uppsala University Hospital in a Phase 1 investigator-sponsored trial (IST). The IST is designed to evaluate safety, immune evasion, and function of UP421 transplanted intramuscularly without any immunosuppression in a patient with T1D. Four week and preliminary twelve-week clinical data demonstrate that all primary and secondary endpoints were met. The study showed no drug product-related adverse events. Additionally, there was evidence of graft survival by MRI as well as graft survival and function with detectable C-peptide production. Immunological analysis revealed comprehensive immune evasion of HIP-modified pancreatic islet cells. The four-week results and preliminary 12-week results are described in greater detail below.

Background on Type 1 Diabetes Mellitus

T1D is an autoimmune disease in which the patient’s immune system destroys its own pancreatic islet cells. The destruction of these cells leads to complete loss of insulin production and a metabolic disease wherein patients are unable to control their blood glucose levels. Often called “juvenile diabetes,” T1D disease onset commonly occurs in adolescence. Beta cells reside in specialized hormone-producing clusters within the pancreas called the islets of Langerhans. In T1D, activated T lymphocytes infiltrate the islets and selectively kill the beta cells, progressively reducing the body’s capacity to produce insulin. Once the reserve capacity of beta cells is exhausted, blood glucose rises, and the patient will have a lifelong battle to control blood glucose levels. Without insulin therapy, T1D is rapidly fatal. T1D currently affects approximately nine million patients worldwide. These patients represent a small fraction of the overall global diabetes population, which is estimated to be approximately 540 million.

Current Treatment Landscape and Unmet Need

Insulin injection is the main treatment option for T1D. Despite significant advances in types of insulins, glucose monitoring, and insulin pumps, life expectancy for T1D is still approximately 15 years shorter than for people without diabetes. Patients are at risk of acute complications of hyperglycemia, including diabetic ketoacidosis, coma, and death, as well as hypoglycemic episodes, particularly at night, which can lead to the “dead in bed” syndrome, thought to result from cardiac arrhythmias induced by low glucose. Long term elevations in blood glucose levels can have particularly devastating effects on arteries and capillaries, resulting in premature myocardial infarction, stroke, limb ischemia, gangrene, kidney failure, and blindness due to diabetic retinopathy. “Insulin pumps,” which feature a computerized system for sensing blood glucose and delivering appropriate doses of insulin, have improved glycemic control, though data from the FDA indicate that issues with insulin pumps are among the most frequently reported problems in their database. All current therapies require patients to carefully monitor their dietary intake, which, although inconvenient in adults, is a frequent point of failure in adolescents.

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

Our Pancreatic Islet Cell Program Approach

The goal of our SC451 program is to restore glucose control in T1D patients by transplanting hypoimmune PSC-derived islet cells, including beta cells, without the need for immunosuppression, giving patients physiologically appropriate glucose sensing and insulin secretion. We believe this therapy could reduce, or even eliminate, hypoglycemia and hyperglycemia in T1D patients, potentially enabling less onerous and costly treatment, fewer complications, a meaningfully improved quality of life, and longer life expectancy.

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

Deriving islet cells from PSCs has the potential to solve limitations associated with use of a donor pancreas and improve the overall product quality and product consistency. PSCs have the potential to create a virtually limitless supply of these cells. Our program uses proprietary differentiation protocols to generate mature islet cells with glucose control comparable to primary human islets, as evidenced by our animal studies. Finally, we are applying our hypoimmune technology to modify the genomes of the PSCs. If successful, we believe the hypoimmune genome modifications will protect these PSC-derived islet cells from both autoimmune and allogeneic rejection by the patient’s immune system and potentially remove the need for toxic immunosuppression in transplant recipients. Hypoimmunity also eliminates the need for physical separation of the islet cells from the rest of the body by a device or encapsulation technology, which may allow for tighter glucose control by eliminating the lag time between glucose sensing and insulin secretion as well as avoiding the fibrotic reaction inherent in encapsulation technologies to date.

Preclinical Data

We are developing a proprietary protocol to differentiate hypoimmune PSCs into mature, glucose-sensitive, insulin-secreting islet cells. We are exploring ways to optimize the differentiation of islet cells at a greater purity and with superior function compared to published stem cell-based protocols. The principal function of beta islet cells, the insulin-secreting cells within an islet, is to maintain steady levels of glucose in circulation. The beta islet cells sense when glucose levels rise in the bloodstream and release insulin in response. We have observed that our PSC-derived islet populations can respond to glucose and secrete insulin in vitro.

These PSC-derived pancreatic islets were tested in a mouse model of T1D induced by the beta cell toxin, STZ. When transplanted into the kidney of the T1D mice, these islet cells normalize glucose levels in an equivalent fashion to primary human islets. The diabetic glucose levels return when the grafts are surgically excised via nephrectomy. Similar to the human phenotype, T1D mice cannot normalize circulating glucose levels following a glucose injection. Following transplantation of our islet cells, these mice rapidly normalized blood glucose in an equivalent fashion to both non-T1D mice and T1D mice that received human primary islet transplants.

We have also tested whether hypoimmune modifications to iPSC-derived islet cells can enable evasion of autoimmune rejection. We approached this question in two ways.

First, we carried out transplantation experiments in the non-obese diabetic (NOD) mouse model, which develops spontaneous T1D due to induction of autoantibodies and autoreactive T cells that kill the islet cells. We isolated islets from pre-diabetic NOD mice and applied hypoimmune technology to these islets to generate hypoimmune NOD islet cells, which we transplanted into diabetic NOD mice. When transplanted into NOD mice, unmodified NOD islet cells were rejected within approximately two weeks and had no impact on the diabetes. By contrast, the hypoimmune NOD islet cells survived and achieved durable glycemic control within two weeks.

In a second set of experiments, we tested whether we would observe similar findings in a human T1D model. A T1D patient has no functioning islets, so we derived a novel model to test the ability to overcome autoimmune recognition and rejection of these cells. First, we reprogrammed immune cells from a T1D patient donor into iPSCs. We then split the iPSCs into two groups – one group to which we applied hypoimmune modifications and one that remained unmodified – before differentiating these iPSCs into islet cells using our differentiation protocol. This process produced two different cell products for testing: (i) hypoimmune iPSC-derived islet cells and (ii) unmodified iPSC-derived islet cells. To simulate the immune environment of a T1D patient, we developed a humanized mouse model (T1D mice) which is populated with immune cells from the same T1D patient donor and in which diabetes is subsequently induced via STZ. Unmodified iPSC-derived islet cells injected intramuscularly into T1D mice were rejected within nine days without any impact on the mouses ability to control blood glucose. In contrast, hypoimmune iPSC-derived islet cells survived in T1D mice and resulted in glucose control within two weeks. To confirm that the immune system was intact and functioning and in these mice, we tested the impact of a subsequent injection of unmodified iPSC-derived islet cells into the mice that had already been injected with hypoimmune iPSC-derived islet cells. We found that the unmodified iPSC-derived islet cells were rapidly rejected while the hypoimmune iPSC-derived islet cells and the glucose control were preserved. Together, these data support our belief that our hypoimmune modifications can enable evasion of autoimmune rejection.

Autologous Pancreatic Islet Experiment

A: Experimental schema for generating a humanized T1D mouse and autologous iPSCs from T1D patient PBMCs. T1D patient PBMCs were used to generate iPSCs, which were used to generate unmodified and hypoimmune autologous islet cells.

B: Unmodified iPSC-derived autologous islet cells are cleared by the immune system of the humanized T1D mouse by day 7 and did not restore glycemic control

C: Hypoimmune iPSC-derived autologous islet cells (injected on left side of mouse) survive for duration of experiment (through day 29) while unmodified iPSC-derived autologous islet cells (injected on right side of mouse at day 15 following injection of hypoimmune iPSC-derived autologous islet cells) are cleared within one week following injection.

Data published in Hu et al., Sci. Transl. Med. 15, eadg5794 (2023) 12 April 2023.

HIP-Modified PSC-derived Islet Cells Transplanted into Muscle Persist and Control Blood Glucose in Mice for Greater than 15 Months

Upper left panel: Single-cell RNA sequencing visualized via a UMAP feature plot showing insulin expression in unedited PSC-derived islet cells. Analysis reveals high insulin expression across stem cell-derived (sc-) islet cells, with peak expression localized within the sc-beta cell cluster.

Upper right panel: Glucose-Responsive Human C-Peptide Production by HIP-Modified PSC Islets In Vivo at 51 Weeks Post-Transplant. HIP-modified PSC islet cells demonstrated sustained functionality through glucose-responsive c-peptide secretion 51 weeks after transplantation (see details of transplantation conditions below). Mice were fasted for five hours, and plasma was collected via tail-snip before (“pre-glucose,” light gray bar) and 30 minutes after (“post-glucose,” dark gray bar) administration of an intraperitoneal 3 g/kg dextrose bolus. Human c-peptide levels, measured in picomoles (pM), increased significantly from a baseline of approximately 800 pM to about 1750 pM following glucose stimulation. Data presented as mean ± S.D.

Lower panel: Long-Term Blood Glucose Control by HIP-Modified PSC Islets. Graph demonstrates the persistent efficacy of HIP-modified PSC islet cells in controlling blood glucose levels for greater than 64 weeks. Nonfasted blood glucose levels were measured following transplantation of PSC-derived islet cells (5x106 cells/mouse) into the right hindlimb muscle of immunodeficient NSG mice (n=5). Diabetes was induced by a five-day, low-dose (45 mg/kg) course of STZ beginning two weeks prior to transplantation. Diabetic (STZ) control mice did not receive PSC-derived islet cells (n=2). Data is presented as mean ± S.E.M.

We are developing SC451, our HIP-modified PSC-derived islet cell product candidate, to be available as an “off-the-shelf” allogeneic therapy that can be administered intramuscularly without immunosuppression.

Single-cell RNA sequencing analysis of our initial PSC-derived islet cell differentiation process demonstrates consistent production of cell populations comprising approximately 60% beta cells, with the remainder consisting of other islet and neuroendocrine cells. Single-cell analysis confirms the absence of residual PSCs in the final product. In vitro studies indicate that HIP modification of PSC-derived islet cells confers immune-evasive properties, which suggests potential utility in the transplantation setting without immunosuppression.

Following intramuscular transplantation into diabetic mice, HIP-modified PSC islet cells have demonstrated survival and function for greater than 64 weeks. Blood glucose normalization was observed within four weeks post-implantation and maintained throughout the study period. Analysis shows glucose-responsive human C-peptide production, indicating regulated insulin secretion. Histological examination at day 458 revealed preserved morphology, C-peptide content, vascularization, and CD47 expression. No tumor formation or other histologic abnormalities were observed throughout the study duration.

In January 2025, we announced positive results from the IST at four weeks after cell transplantation, which demonstrated the survival and function of pancreatic beta cells as measured by the presence of circulating C-peptide, a biomarker indicating that transplanted beta cells are producing insulin. Positive preliminary twelve-week clinical results, building on the four-week results, demonstrate that all primary and secondary endpoints were met. The 42-year-old recipient, who had been living with T1D for over 30 years, received a single transplant of UP421 into the muscle of the forearm. The primary endpoint of safety was achieved with no drug product-related adverse events reported. Prior to transplant, C-peptide levels were undetectable both in the non-fasting state and in response to an MMTT. Pancreatic beta cells produce pro-insulin, which is cleaved and secreted as insulin and C-peptide in a 1:1 ratio, making C-peptide a well-established biomarker of endogenous insulin production. Results of the study at four- and twelve-weeks after cell transplantation demonstrate the survival and function of pancreatic beta cells as measured by the presence of circulating C-peptide. C-peptide levels also increase with an MMTT during testing at these timepoints, consistent with insulin secretion in response to a meal. MRI scanning also demonstrated a sustained signal at the site of transplanted cells over time, which is consistent with graft survival. No inflammation or safety-related signals were observed.

The UP421 drug product contains a mixture of islet cell populations: wild-type (WT) islet cells expressing HLA class I and class II, double knockout (DKO) islet cells with HLA class I and class II eliminated, and HIP islet cells with both HLA class I and class II eliminated plus CD47 overexpression. WT islet cells triggered a robust immune response, with peak T cell activation at day 7 following transplantation, followed by T cell-mediated killing, and development of donor-specific antibodies. DKO islet cells, while avoiding T cell activation and antibody responses, were rapidly eliminated by natural killer (NK) cells. In contrast, HIP islet cells demonstrated comprehensive immune evasion, with no evidence of T cell activation, donor-specific antibody development, or NK cell-mediated killing through twelve weeks. These distinct immune responses were further validated in whole blood assays, where HIP islet cells uniquely survived exposure to the patient's PBMCs while both WT and DKO islet cells were eliminated.

To our knowledge, this study is the first example of successful transplantation with no immunosuppression into a person with an intact immune system to demonstrate survival and function of allogeneic cells. We believe these initial results with HIP-modified cells represent a significant milestone for the field of cell therapy. The results are a key landmark in our effort to develop SC451, our HIP modified stem cell-derived pancreatic islet cell product candidate, as an off-the-shelf cell therapy for patients with T1D. The 12-week data remain subject to source data verification, after which we and our collaborators at Uppsala University Hospital expect to publish in scientific journals and/or present at scientific conferences more details and longer follow-up from this study in 2025 and beyond.

Systemic Detection of C-peptide Levels Demonstrate UP421 Cell Survival

15
12
9
6
3
0
pmol/L
10.2
9.7
11.3
11.4
Baseline
D7
D14
D21
D28

Baseline: Below limit of detection (LOD).Sensitivity: 0.48 pmol/L. Dots represent technical triplicates.
C-peptide analyzed in serum.

No detectable c-peptide before UP421 transplantation (dotted line: limit of detection). C-peptide is systemically detectable at day 7 following UP421 transplantation and stays stable up to 28, indicating survival of UP421 cells.

Increased C-peptide Levels with a Mixed Meal Tolerance Test Highlight UP421 Cell Survival and Function

Day 28
Before transplantation
pmol/L
20
15
10
5
0
0
30
60
90
120
Time (min)
10.5
12.1
13.4
16.3
17.2
17.0

Baseline: Below limit of detection (LOD).Sensitivity: 0.48 pmol/L.
Standard deviation represent technical triplicates. C-peptide analyzed in plasma samples.

Before UP421 transplantation, c-peptide was not detectable in the mixed meal tolerance test (grey line). At 4 weeks after UP421 transplantation, c-peptide increases in the MMTT indicating survival and function of the UP421 islets.

Unmodified Islet Cells do Not Evade T Cell or B Cell Immune Responses

WT islet cells expressing HLA activate recipient’s T cells 7 days after transplantation. Activation declines over time. At baseline, patient’s T cells are not activated by the donor WT islet cells, resulting in no killing of the WT islet cells at the baseline timepoint. When patient’s T cells are activated (7 days and after), the WT islet cells are killed. 7 days after transplantation, donor-specific antibodies of IgM type bind to donor HLA and IgM antibodies switch to IgG around day 14.

dKO Islet Cells Evade T Cell and B Cell Immune Responses but are Killed by NK Cells

dKO islet cells have endogenous CD47 expression and no expression of both HLA I and II molecules. When exposed to patient T cells, these cells neither activate the T cells nor are they killed by the T cells. Additionally, donor-specific antibodies do not bind to dKO islet cells. However, patient NK cells effectively eliminate dKO islet cells at each measured timepoint due to the "missing-self" response

HIP Islet Cells Evade T Cell, B Cell, and NK Cell Immune Responses

HIP islet cells overexpress CD47 and have no expression of HLA I or II. No T cell activation or killing of HIP islet cells is observed by patient’s T cells at any timepoint. No donor-specific antibody binding nor NK cell killing of HIP islets by patient’s immune cells is observed. Data demonstrate that HIP islet cells evade adaptive and innate immune responses.

Next Steps

We expect to submit an IND for SC451 as early as 2026.

Allogeneic T Cell Programs (SC291, SC262)

Our allogeneic T cell programs use T cells from healthy donors to generate CAR T therapies for various targets, including CD19, a protein expressed on the cell surface of B cells, for the potential treatment of patients with B cell mediated autoimmune diseases, and relapsed and/or refractory B cell malignancies. We believe that applying our hypoimmune technology to allogeneic T cells will enable us to create differentiated allogeneic CAR T therapies.

Our most advanced product candidate is SC291, a CD19-directed allogeneic CAR T therapy. In November 2023, we received IND clearance for the clinical study of SC291 in B cell mediated autoimmune diseases, including LN, ERL and ANCA-associated vasculitis, which we refer to as the GLEAM trial, and we expect to share data from this trial in 2025. In January 2024, we received IND clearance to evaluate SC262, a CD22-directed allogeneic CAR T, for the treatment of patients with relapsed and/or refractory B cell malignancies who have received prior CD19-directed CAR T therapy, which we refer to as the VIVID trial, and we expect to share data from this trial in 2025.

Background on B Cell Mediated Autoimmune Disease

Autoimmune diseases arise from immune system dysfunction whereby the body’s immune cells mistakenly attack healthy cells and tissues in the body. These diseases are typically characterized by defects in the adaptive immune response involving B cells and/or T cells. These diseases can manifest across multiple organ systems and lead to a decreased quality of life or even severe disability in patients. B cell depletion has been shown to provide clinical benefit in autoimmune disorders mediated by dysfunctional B cells, including SLE, systemic sclerosis, myositis, multiple sclerosis, ANCA-associated vasculitis, and others. Collectively, these diseases afflict more than 5 million patients in the United States alone.

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

Rituximab, initially approved by the FDA in 1997 for the treatment of R/R NHL, is a monoclonal antibody (mAb) that selectively targets the B cell specific surface molecule CD20. The LUNAR trial of rituximab failed to meet the primary endpoint of complete renal response after treatment with rituximab, although the trial demonstrated partial responses in selected patients. Complete peripheral depletion of B cells with rituximab was not observed in all participants, and even in participants where complete peripheral depletion of B cells was observed, less than 50% achieved complete response. A retrospective analysis of these data demonstrated that deeper B cell depletion was associated with improved complete renal responses, and that poor tissue B cell depletion was associated with non-response. The continued persistence of autoreactive B cells in protected microenvironments, such as the lymphoid germinal center structures, correlated with the partial success of this approach in LN. Treatments for ERL include low intensity therapies such as low-dose corticosteroids, antimalarials, and NSAIDS.

Based on worsening disease manifestations, additional immunosuppression medications can include high dose prednisone, methotrexate (MTX), AZA, and MMF, which are known to have side effects and increase the risk of significant infection. The pivotal trial of the anti-BAFF mAb belimumab in SLE patients demonstrated a clinically meaningful improvement in patient outcomes in a large trial that enabled the first FDA drug approval for the treatment adult patients with SLE. Although this large trial demonstrated a reduction of disease activity compared to placebo control, approximately 20% in all groups still experienced a severe disease flare. Anifrolumab, a mAb targeting the interferon alfa signature known to be elevated in SLE patients, was approved by the FDA in 2021 for the treatment of adult patients with SLE. Only 15% of the patients met the criteria for remission at 52 weeks, highlighting the unmet need in patients.

Since the 1970s, cyclophosphamide has been the standard of care therapy for ANCA-associated vasculitis, demonstrating a survival benefit compared to corticosteroids alone. However, the dose-limiting toxicity of cyclophosphamide results in treatment failure and risk of chronic relapse. Rituximab was approved for this indication based on a clinical trial in which it was shown to be non-inferior to cyclophosphamide for remission (at six months), supporting the role of B cell depletion in the treatment of these patients. A complement C5a receptor, avacopan, was recently approved in this indication. Despite this recent success and FDA and European Medicines Agency approval, 35-45% of patients do not achieve remission of disease at one year with these new therapies.

There is strong evidence to suggest that B cell depletion with CD19-directed CAR T cell therapy is feasible and highly effective in patients with SLE. In a study published in 2022 from Germany, five SLE patients between 18 and 24 years of age were treated with autologous CD19-directed CAR T cell therapy. These SLE patients had multiorgan involvement and were refractory to a variety of immunosuppressive drug treatments. After lymphodepleting chemotherapy with fludarabine and cyclophosphamide, autologous CD19-directed CAR T cells were administered as a single intravenous infusion.

Full depletion of B cells was observed from peripheral blood in all patients from Day 2 following CAR T cell infusion, resulting in an improvement in clinical symptoms and evidence of decline of ANAs. These data suggest that CD19-directed CAR T cell therapy induces deep B cell depletion in tissues such as lymph nodes and highlights a key advantage in the use of CD19-directed CAR T cell therapy compared to antibody-mediated B cell depletion. All patients achieved remission status by three months, with drug-free remission maintained over a median of eight months. B cells did reappear in these patients after approximately 110 days; however, these B cells were naïve and showed non-class-switched B cell receptors, suggesting elimination of B cell subsets generating autoantibodies and a reset of the B cell repertoire. Despite the reconstitution of B cells, patients did not experience flares of SLE or need additional immunosuppressive medication, indicating the achievement of drug-free remission. As of December 2024, the drug-free clinical remission in the first patient continues almost 40 months following CAR T treatment. Previous studies using CD19-directed CAR T cell therapy in lymphoma and leukemia have reported CRS and ICANS occurring frequently after treatment. However, the five SLE patients receiving CAR T cell therapy had either no reported CRS or only Grade 1 CRS. None of these five patients developed ICANS, indicating low therapy-related toxicity with CAR T cell treatment in these patients. As of ASH 2024, this group had treated a total of 35 patients across three B cell mediated autoimmune diseases, namely SLE, idiopathic inflammatory myositis and systemic sclerosis. Clinical remission was reported across all patients and CAR T treatment was well tolerated without the need for further immunosuppression.

Background on B Cell Malignancies

NHL is the most common cancer of the lymphatic system. NHL is not a single disease, but rather a group of several closely related cancers. Over 77,000 cases of NHL are diagnosed annually in the United States, and the most common subtype of NHL overall is diffuse large B cell lymphoma (DLBCL). DLBCL, if left untreated, may have survival measured in weeks or months. Other common subtypes of NHL include mantle cell lymphoma, follicular lymphoma, and marginal zone B cell lymphoma.

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

Current Treatment Landscape and Unmet Need

First-line therapy for NHL typically consists of multi-agent cytotoxic drugs in combination with the monoclonal antibody rituximab. In younger patients with NHL who have good organ function, high dose chemotherapy followed by stem cell transplantation is often used. Patients often relapse, however, and since 2017, several therapeutics have been approved in the United States for the treatment of patients with R/R NHL who have received prior therapies. These approved therapies include CD19 CAR T therapies tisagenlecleucel, axicabtagene ciloleucel, and lisocabtagene maraleucel, CD19 antibody drug conjugate therapy polatuzumab vedotin, and CD19 antibody tafasitamab. Two autologous CD19 CAR T products have been approved in second-line patients with R/R NHL after proving to be superior to standard of care in pivotal trials.

Cure rates for ALL patients have continued to increase over the last four decades, with pediatric ALL cure rates reaching greater than 80% in developed countries. This progress has been enabled by advances in combination chemotherapy, monitoring of minimal residual disease, expanded use of kinase inhibitors for Philadelphia chromosome-positive ALL, and the approval of Kymriah® for R/R pediatric ALL. Adult patients fare much worse, however, with 5-year overall survival rates of approximately 20%, and there are still significant challenges managing R/R disease across all age groups. Multiple therapeutic candidates are in development for R/R patients, including proteasome inhibitors, antimetabolites, JAK inhibitors, and monoclonal antibodies, as well as autologous and allogeneic CAR T candidates.

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

1)
The first involves loss of CD19 expression on malignant cells, resulting in tumor escape. This finding was initially established for ALL and is the cause of relapse after CAR T treatment for roughly half of treated patients. More recent data indicate that low CD19 expression contributes to the lack of response in a meaningful number of patients with NHL. CD19 CAR T treatments have recently been tested in pivotal trials in earlier lines of therapy for NHL, which raises the possibility that more patients will be treated with CD19 CAR T therapy and subsequently relapse due to CD19 loss. Patients with CD19 therapy failure have an extremely poor prognosis, with overall survival measurable in months and virtually no treatment options. Therefore, the development of CAR T therapies targeting an antigen other than CD19 may provide an opportunity to address this growing unmet need. Data from several studies have shown that CD22 CAR T treatment has led to complete responses in NHL and ALL patients that failed to reach a complete response or relapsed after CD19 CAR T treatment.
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

Manufacturing. Because autologous CAR T therapies are patient-specific products, their manufacturing process is complex and requires significant resources, including time and labor. Given this, infrastructure and cost considerations and limitations have resulted in limited patient access to these therapies. Even for patients who are fortunate enough to have access to approved CAR T therapies, delays, commonly of at least one month, resulting from scheduling difficulties and issues that arise during manufacturing may prevent use of and the utility of these therapies in patients with rapidly progressing malignancies. Certain groups are seeking to overcome access limitations by using healthy donor-derived, or allogeneic, CAR T cells instead of patient T cells to yield “off-the-shelf” therapeutics that can be manufactured consistently. However, efficacy and durability concerns remain, largely due to the inability to effectively control the HvGR response and the risk of eventual immune rejection of these products by the recipient. We are developing our ex vivo allogeneic T cell programs to address this HvGR and prevent immune rejection.

Limitations of Other Allogeneic CAR T Therapies

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

Our Allogeneic T Cell Approach

Our hypoimmune technology is designed to “hide” the cell from the patient’s immune system, and we are applying this technology for the clinical development of hypoimmune allogeneic CAR T cells for a variety of therapeutic applications. Our allogeneic T cell platform is designed to enable the substitution of CAR constructs in a modular fashion. Initial clinical success with SC291 would support the expansion of our allogeneic CAR T efforts and enable additional product candidates to be brought forward and developed. We are prioritizing clinically-validated antigens as well as CAR constructs that have shown robust safety and efficacy profiles in hematologic malignancies in the autologous context.

Our manufacturing process begins with T cells from healthy donors, into which we introduce the CAR gene, make the gene modifications necessary to avoid GvHD, and incorporate our hypoimmune modifications to prevent host versus graft disease. We then expand these cells ex vivo, which enables us to both make many batches from a single T cell donor as well as create comparable CAR T cells derived from different donors. Our vision is to freeze these allogeneic CAR T therapies, store them, and deliver them to patients as an “off the shelf” product without requiring severe immunosuppression.

SC291 Treatment Results in Deep B Cell Depletion in Non-Hodgkin’s Lymphoma Patients

CD19+ Cell ABS (cells/µL)
Dose Level 3
300-006 (M5)
300-007 (M3)
103-002 (D28)
300-008 (M3)
300-010 (M3)
Dose Level 4
300-012
5000
1000
500
100
50
40
30
20
10
0
LLOQ
D-5
D0
D1
D3
D6
D8
D10
D13
D16
D21
D28
M2
M3
M4
M5
Timepoint

Data cutoff Nov 24.

CD19+ B cells levels are depleted below the limits of quantification for all NHL patients treated with SC291 at dose levels 3 and 4 up to day 28. Figure shows quantification of CD19+ B cells levels in the peripheral blood five days before infusion (D-5) and post dosing starting at day 0. The dashed horizontal lines indicate lower limit of the quantification (5 cells/uL).

GLEAM is a Phase 1 clinical trial evaluating SC291 in patients with LN, ERL, and ANCA-associated vasculitis. Clinical studies conducted by third parties evaluating B cell depleting agents in B cell mediated autoimmune disease have established that deep B cell depletion is an important correlate of clinical activity, with deeper B cell depletion correlating with better clinical activity for the agents.

We have also studied SC291 in patients with B cell malignancies in a trial we refer to as ARDENT, in which we have seen a generally tolerable safety profile. Among sixteen patients, we observed no cases of Grade 2 or higher CRS, of any Grade ICANS, or of GvHD. We observed a single case of Grade 1 IEC-HS. All six evaluable NHL patients treated at the two highest cell dose cohorts showed deep B cell depletion. We are optimistic that if we observe safe and deep B cell depletion in the GLEAM study similar to that observed in these cohorts of the ARDENT study, then SC291 could have a meaningful clinical benefit for patients in the autoimmune indications being evaluated in GLEAM. In December 2024, the U.S. FDA granted Fast Track designation for SC291 in SLE, which includes LN and ERL. Fast Track designation is designed to facilitate development and expedite review of drugs that address serious conditions and unmet medical needs.

Development Plan and Key Next Steps

We expect to report progress on the GLEAM trial, in which we are evaluating SC291 in LN, ERL, and ANCA-associated vasculitis, in 2025. The potential for B cell depletion with SC291, as seen in ARDENT, may provide clinical benefit to patients with B cell mediated autoimmune disease. We also plan to share data from our VIVID trial, in which we are evaluating SC262 in patients with relapsed and/or refractory B cell malignancies who have received prior CD19-directed CAR T therapy, in 2025.

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
•
delivery is the most critical bottleneck, such that delivering payloads specifically to the target cell type could lead to highly differentiated and transformative therapeutics; and
•
an opportunity to apply the technology more broadly exists, which creates the potential for more medicines if successful.

Based on this prioritization, we are initially focused on T cells.

History of in vivo Cell Engineering and Current Limitations

The gene therapy field began decades ago with experiments on transmitting genetic payloads via viral vectors. Despite significant investments improving viral vector safety and efficacy, most approaches still adapt viruses' innate payload transmission capabilities. Although profound benefits have been realized when therapeutic biological activity directly correlates with missing genetic activity—particularly using Adeno-Associated Virus (AAV) vectors prized for their broad tissue tropism and ability to target both dividing and non-dividing cells—these therapies have only scratched the surface of in vivo cell engineering's potential, with success limited to a small number of patients. The broader impact of in vivo therapies has been limited by challenges related to payload delivery, genome modification and manufacturing execution.

Payload delivery in gene therapy faces several critical challenges:

•
Limited cell specificity: Commonly used AAV vectors have broad tissue specificities, making it difficult to target specific cells and potentially causing toxicity in non-target cells. Lipid nanoparticles (LNPs) typically target any cell expressing the LDL receptor, making them both non-specific and mainly absorbed by hepatocytes in the liver when dosed systemically. Recent progress in re-targeting LNPs may allow for better delivery to cells beyond the liver, although meaningful liver absorption likely occurs.
•
Limited volume of distribution: Even when using AAV vectors for systemic delivery, therapeutically important targets like CNS cells see only limited transduction.
•
Immunogenicity: Viral vectors trigger immune responses that attack the vector, with pre-existing antibodies further limiting efficacy and often preventing re-dosing opportunities.

Genome modification challenges include:

•
Payload size and type restrictions: The natural genome size of viral vectors (e.g., AAV's maximum capacity of 4.5-5kb) is insufficient for many disease targets that require larger payloads or gene editing machinery. Payloads with LNPs are typically even more limited.
•
Durability limitations: Immune reactions, silencing of vector expression, and gradual loss of vector sequences in replicating cells compromise long-term therapeutic effects.
•
Payload type constraints: Both viral and non-viral delivery methods face constraints on the types of genetic material they can effectively transport. Non-viral delivery with LNPs has largely been limited to RNA and proteins to date, with scant evidence for DNA delivery.

Manufacturing execution faces substantial hurdles:

•
Complex manufacturing processes: Viral vector-based therapies are significantly more difficult to characterize, and control compared to recombinant proteins and antibodies.
•
Limited scale-up capabilities: Process and analytical sciences that enable meaningful scale-up lag behind other biologically-derived modalities.
•
Restricted yield and access: Current vector manufacturing limitations ultimately restrict patient access to these potentially transformative therapies.

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

Addressing Key in vivo Cell Engineering Challenges

We believe that our in vivo cell engineering platform enables us to address key challenges associated with successful in vivo cell engineering – payload delivery, genome modification, and execution in manufacturing.

Payload Delivery

High cell specificity for diverse cell types. We believe we can engineer fusogens with cell specificity to maximize on-target effects, while reducing or eliminating off-target risk. In our research, we have used fusogens to successfully target numerous cell surface receptors and cell types. As an example, in preclinical studies, we have demonstrated that our fusogens can specifically target CD8, CD4, or CD3 T cells, potentially enabling delivery of a payload in vivo to transduce specific T cell populations and enabling targeted cell killing through the creation of CAR T cells.

Broad volume of distribution. We have invested in investigating approaches to expand the volume of distribution of fusosomes.

Immunogenicity. We are initially focusing our efforts on selecting fusogens for which the general population does not have pre-existing immunity.

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

Fusosomes can Deliver Genome-Modifying Payloads in a Cell-Specific Manner

A: Fusosome-mediated delivery and integration of CAR transgene to CD8+ T cells in vivo. NSG mice (N=5/group) engrafted with NALM6-ffluc tumor cells and human PBMCs (IV, day -3) were treated with a fusosome targeting CD8+ T cells delivering a CD19 CAR transgene (day 0). Untreated, PBMC alone or tumor alone engrafted animals were used as controls. Peripheral blood samples were analyzed by flow cytometry on day 14 for expression of CD19 CAR in CD8+ T cells.

B: Fusosome-mediated delivery of base editing machinery to hepatocytes in vivo. In this study, fusosomes with a broadly tropic fusogen (VSV-G) were engineered to deliver a nuclease and gRNA as ribonucleic protein as a virus-like particle (VLP), with the gRNA recognizing TTR target locus. Fusosomes were dosed into FAH-/- Rag2 -/- IL2rg-/- (FRG) humanized liver mouse model, where human hepatocytes are engrafted in the mouse liver. Mice were injected via IV and gene editing was assessed in the liver after approximately two weeks. Fusosomes enabled genetic modification of 56% of alleles of the TTR gene in engrafted primary human hepatocytes and a corresponding 55% reduction of circulating human TTR protein in the mice as measured by ELISA.

C: Fusosome-mediated delivery of Cas9 nuclease machinery to target cells in vitro. Fusosomes with a broadly tropic fusogen (BaEVTR) were engineered to deliver a nuclease and gRNA as ribonucleic protein as a VLP, with the gRNA recognizing B2M target locus. Treatment of resting cord blood CD34+cells with fusosome resulted in 80-90% B2M knockout cells (as measured by flow cytometry 7 days post addition of fusosome), corresponding to up to 93% of edited alleles as measured by high-throughput sequencing of the B2M locus. Two different batches of fusosomes were tested on CD34+ cells from the same donor and are represented as “Study 1” and “Study 2” in the figure.

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

Execution in Manufacturing

Manufacturing of cell and gene therapies remains complex due to incumbent challenges in areas such as product consistency, process robustness, and scalability. Our fusosome approach has significant advantages over current solutions. Targeted delivery of complex payloads in vivo has the potential to create autologous, gene-modified cells without the complexities of ex vivo manufacturing. We believe that these therapies have the potential to have greater product consistency, improved scale, and lower costs than current autologous solutions. Currently, there are a number of therapies either approved or in development for ex vivo modification of autologous and allogeneic T cells. Additionally, vectors that deliver payloads to random or off-target cells not only create the risk for toxicities, but they necessitate meaningfully larger doses in order to ensure adequate delivery to the targeted cells. Our targeted delivery offers the potential for meaningfully lower doses, which could decrease scale needs in manufacturing.

Further, we are investing across a number of areas to improve manufacturing scale, costs, consistency, and product quality in the near- and long-term, including by establishing and maintaining our relationships with our contract development manufacturing organizations (CDMO) partners and continuing to establish our internal manufacturing capabilities. Manufacturing novel fusosome compositions is complex. Since our inception, we have invested in improving the manufacturing of our therapies, including by investing in in scientific and process engineering aspects thereof. Our investments include use of novel producer cell lines, novel processes, and analytical technology, as well as incorporating suspension bioreactors into our manufacturing processes early in the research phase. By building out these capabilities early, we hope to improve the probability of technical success for our programs, which will enable us to deliver consistent supply while managing cost of goods and improve patient access.

Our in vivo Cell Engineering Pipeline

T Cell Fusosome Program (SG299)

Our most advanced CAR T cell fusosome product candidate is SG299, a CD8-targeted fusosome that delivers a CD19-directed CAR to target CD19+ cancer cells that we are developing to treat patients with hematologic malignancies and autoimmune diseases.

T Cell Fusosome Approach

Our T cell fusosome approach provides us with an opportunity to develop CAR T cell therapies that can be more broadly accessible to patients than treatments that are currently available. We also believe that the ability to deliver a payload encoding a CAR to a T cell inside the body has the potential for improved effectiveness over ex vivo manufactured CAR T cell products. Experience thus far has demonstrated that both CD8+ and CD4+ T cells contribute to the CAR T cell response in patients that receive autologous CAR T cell therapies with conditioning lymphodepletion. Our first fusosome program will deliver the CAR gene using fusogens that directly and specifically target the CD8 co-receptor on T cells following a single intravenous injection. We believe that this approach could result in the generation of therapeutically active CAR T cells without the complexities and delays associated with the process of T cell collection and ex vivo manufacturing. We may target the CD4 co-receptor in future programs. Furthermore, ex vivo expansion in the presence of high cytokine concentrations, although necessary for the manufacture of approved CAR T cell products, also contributes to marked changes in T cell quality that may not be therapeutically beneficial. We believe the generation of an in vivo CAR T cell, within the natural physiological environment, has the potential to improve the quality of the CAR T cell generated, which may ultimately improve both efficacy and the side effect profile. Finally, the effectiveness of ex vivo manufactured CAR T cells is dependent on the administration of a lymphodepleting preparative regimen prior to infusion to facilitate expansion of the CAR T cell product, which can have meaningful adverse safety implications. We do not expect to use a lymphodepleting regimen prior to in vivo delivery of the CAR gene, as our goal is to expose our fusosomes to as many T cells in the body as possible.

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

We have further established that fusosome delivery of a CD19 CAR gene to CD4+ or CD8+ T cells results in killing of human B cells and CD19+ leukemia cells in culture. We have also validated, in vivo, the tumor-killing activity of CD8+ T cells to which a CD19 CAR has been delivered via a fusosome. Using a human xenograft mouse model for leukemia (Nalm-6), we observed both prolonged survival and clearance of the leukemic cells. During the manufacture of autologous CAR T cells, cytokine signaling must be activated in order to successfully produce functional CAR T cells. In our mouse experiments the CD8-targeted fusosome was able to generate CD19-directed CAR T cells just as effectively with activated as non-activated donor T cells.

SG299’s CD8-targeting fusogen cross reacts with CD8 in most NHP species. In a GLP toxicology study conducted in nemestrina macaques, a single intravenous injection of SG299 demonstrated selective, dose-dependent gene delivery to target CD8+ T cells as measured by integrated vector copy number. The level of gene delivery is consistent with up to 20% of target cells receiving CAR transgene at the highest dose level. Tissue analysis showed minimal to no quantifiable presence in non-target tissues, including the liver and gonadal tissue. No infusion-related toxicity or CAR-associated toxicity (cytokine release syndrome or neurotoxicity) was observed.

To evaluate in vivo CAR T generation and B cell depletion, we developed a surrogate SG299 that delivers a CD20 CAR capable of targeting NHP B cells in cynomolgus macaques. No lymphodepletion was administered to the NHPs in this study. Following a single intravenous injection of SG299 combined with an additional component, CAR-positive T cells reached peak expansion around day 7 following injection, with approximately 30-45% of circulating T cells expressing the CAR. CAR transgene-positive T cells remained detectable in circulation beyond three weeks. Deep B cell depletion was achieved in peripheral blood and maintained for at least four weeks post-injection, with B cell clearance confirmed in lymph node biopsies at day 28. B cell phenotype analyses performed after peripheral B cells returned show a “B cell reset,” with a predominance of naïve B cells in circulation.

Taken together, these results suggest that SG299 can be safely dosed in NHPs and has the potential to deliver a CAR transgene that can result in deep and durable depletion of B cells without lymphodepletion.

Transduction of Circulating CD8+ T cells by SG299 in NHPs

High dose
Low dose
Achieved in the *absence* of CAR-mediated amplification (CAR is not NHP-reactive)
CAR Vector Copy Per CD8+ T Cell
10^0
10^-1
10^-2
10^-3
10^-4
LOQ
LOD
0
10
20
30
40
60
80
100
Day

Avg ± SEM plotted. Note that any values BLOQ are not plotted. 2 vehicle-control monkeys were BLOQ.
Abbreviations: BLOQ, below level of quantification; LOD, level of detection; LOQ, level of quantification.

No Off-Target Transduction of Hepatocytes or Gonadal Cells by SG299 in NHPs

ON-TARGET
Low dose
High dose
CAR Vector Copy Per Cell
10^{-1}
10^{-2}
10^{-3}
NO LIVER OFF-TARGET
NO TESTIS OFF-TARGET
Bone marrow
Liver left lobe
Liver right lobe
Lung caudal
Lymph node draining
CD8+ lymph node
Spleen
CD8+ spleen
Heart ventricle
Injection site
Kidney left
Kidney right
Large intestine
Pancreas
Small intestine
Testis
Thymus
Tonsils
Heart atrium
Spinal cord cervical
Brain

Cell-specific in vivo delivery demonstrated with SG299 in GLP toxicology study: Nemestrina macaques were injected intravenously with a high or low dose of SG299, and in vivo generated CAR T cells were monitored by analysis of vector copy number (VCN) of the CD19 CAR transgene.

Upper panel: VCN in enriched CD8+ cells in peripheral blood. N=4 up to day 35 and N=2 from day 35 to 90 for each group.

Lower panel: VCN in total tissue lysates. N=2 for each group. Mean+/-SD plotted, values above LOQ were graphed. Vehicle control animals (N=2) were BLOQ in both peripheral blood and tissues.

Surrogate SG299 with Additional Component can Transduce CD8+ T Cells in NHPs with Expansion over 7-14 Days

Control
NHP 1
NHP 2
% CAR Positive CD8+ T Cells
50
40
30
20
10
0
-7
0
7
14
21
28
Study Day

Surrogate SG299 and Additional Component Results in Deep B cell Depletion in Peripheral Blood in NHPs

Control n=3
NHP 1
NHP 2
1000
800
600
400
200
0
CD20^{+} Count/uL WB
Pre
0
1
2
3
4
Study Week

Surrogate SG299 with additional component leads to T cell transduction, CAR expansion, and B cell depletion. Cynomolgus macaques were injected intravenously with a SG299 surrogate delivering a CD20 CAR transgene in combination with an additional component. Presence of CAR-T cell and B cells were evaluated by flow cytometry up to 28 days post-fusosome treatment.

Upper panel: Cellular kinetics of CD8+ CAR+ cells in peripheral blood.

Lower panel: CD20+ B-cell counts per volume of blood (uL) in peripheral blood. N=3 for vehicle control, N=2 for SG299 surrogate plus additional component. Mean+/-SD of the controls and individual treated animals shown.

Surrogate SG299 and Additional Component Results in Deep B cell Depletion in Peripheral Blood in NHPs

B-cell clearance in lymph nodes without lymphodepletion. Lymph nodes from cynomolgus macaques injected intravenously with an SG299 surrogate delivering a CD20 CAR transgene in combination with an additional component. Biopsy performed on day 28 post-injection in one control animal and two treated animals. Tissues were analyzed by immunohistochemistry. Brown, anti-CD20; blue, hematoxylin; black, tattoo ink.

Development Plan and Key Next Steps

We are working to finalize the product composition, perform GMP manufacturing of SG299, and conduct other critical activities for an IND. We anticipate our initial study with SG299 will be in the oncology setting followed rapidly by a study in B cell mediated autoimmune disease. Importantly, this therapy offers the potential for cell-specific delivery and CAR T activity with no lymphodepleting chemotherapy. We anticipate submitting an IND for SG299 as early as 2026.

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

To support our development pipeline, we have established process development for allogeneic T cells and PSC-derived therapies. Although our manufacturing processes for these therapies vary, they also share some common challenges and opportunities. For example, product characterization and analytical development are critical, and these capabilities are largely fungible across processes. In addition, we are focusing on some of the key areas in each of our processes to enable scaled manufacturing. For the allogeneic T cell therapies, we are focusing on scaling the multiplex gene editing process and understanding of the impact of the variability of the starting material from healthy donors to on product quality. For stem-cell derived therapies, such as islet cells, we are focusing on developing a scalable process and analytical technologies to characterize stability of the starting cells, end cell products, and critical product quality attributes.

Our non-GMP pilot plant for engineered cell platform processes has up to 200L bioreactor scale. This provides the infrastructure for process and technology development, technology transfer support, and production for non-GMP material such for GLP toxicology studies. We expect to use CDMOs for initial GMP supply to support our upcoming INDs and clinical trials and anticipate we will use CDMOs for at least some portions of our supply chain for the foreseeable future. In June 2022, we entered into a long-term lease to establish and develop our own GMP manufacturing facility to support the manufacturing of product candidates across our product portfolio, such as the production of allogeneic T cells.

Competition

Other companies have stated that they are developing cell and gene therapies that may address type 1 diabetes, B cell mediated autoimmune disorders, and oncology. Some of these companies may have substantially greater financial and other resources than we have, such as larger research and development staff and well-established marketing and salesforces or may operate in jurisdictions where lower standards of evidence are required to bring products to market. For example, we are aware that some of our competitors, including Allogene Therapeutics, Inc., Bristol-Myers Squibb Company, Cabaletta Bio, Inc., Caribou Biosciences, Inc., Cargo Therapeutics, Inc., Century Therapeutics, Inc., CRISPR Therapeutics AG, Eli Lilly and Company, Fate Therapeutics, Inc., Gilead Sciences, Inc., Interius BioTherapeutics, Inc., Johnson & Johnson, Kyverna Therapeutics, Inc., Legend Biotech Corporation, Novartis AG, Novo Nordisk A/S, Roche Holding AG, Umoja Biopharma, Inc., and Vertex Pharmaceuticals Inc., might be conducting large-scale clinical trials for therapies that could be competitive with our ex vivo and in vivo programs. Among companies pursuing ex vivo and in vivo cell engineering, we believe we are substantially differentiated by our robust intellectual property portfolio, extensive research, rigorous and objective approach, and multidisciplinary capabilities.

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

We have in-licensed and developed numerous patents and patent applications, which include claims directed to compositions, methods of use, processes, dosing, and formulations, and possess substantial know-how and trade secrets relating to the development and commercialization of our ex vivo and in vivo cell engineering platforms and related product candidates, including related manufacturing processes. As of January 2025, our in-licensed and owned patent portfolio consisted of approximately 45 licensed or owned U.S. issued patents, approximately 57 licensed United States pending patent applications, and approximately 86 owned U.S. pending patent applications, as well as approximately 74 licensed patents issued in jurisdictions outside of the United States, approximately 263 licensed patent applications pending in jurisdictions outside of the United States, and approximately 312 owned patent applications pending in jurisdictions outside of the United States (including approximately 30 owned pending Patent Cooperation Treaty (PCT) applications) that, in many cases, are counterparts to the foregoing United States patents and patent applications. The patents and patent applications outside of the United States in our portfolio are held primarily in Europe, Canada, China, Japan, and Australia. For information related to our in-licensed intellectual property, see the subsection below titled “—Key Intellectual Property Agreements.”

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

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States and in many jurisdictions worldwide have a term that extends to 20 years from the earliest non-provisional filing date. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the Unites States Patent and Trademark Office (USPTO) in examining and granting a patent counterbalanced by delays on the part of a patentee, or may be shortened if a patent is terminally disclaimed over another patent. In addition, in certain instances, the term of a United States patent that covers an FDA-approved drug may also be eligible for patent term extension, which recaptures a portion of the term effectively lost as a result of the testing and regulatory review periods required by the FDA. The patent term extension period cannot be longer than five years, and the total patent term, including the extension, cannot exceed 14 years following FDA approval. There is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and, if granted, the length of such extensions. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. Our patents issued as of January 2025 have terms expected to expire on dates ranging from 2028 to 2042. If patents are issued on our patent applications pending as of January 2025, the resulting patents are projected to expire on dates ranging from 2028 to 2045. However, the actual protection afforded by a patent varies on a product-by-product and country-to-country basis and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the validity and enforceability of the patent, and the availability of legal remedies in a particular country.

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

We file United States non-provisional applications and PCT applications that claim the benefit of the priority date of earlier filed provisional applications, when applicable. The PCT system allows an applicant to file a single application within 12 months of the original priority date of the patent application and to designate all of the 158 PCT member states in which national patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. At the end of the period of two and a half years from the first priority date of the patent application, separate patent applications can be pursued in any of the PCT member states either by direct national filing or in some cases by filing through a regional patent organization, such as the European Patent Organization. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications, and enables substantial savings where applications are abandoned within the first two and a half years of filing.

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

As of January 2025, our registered trademark portfolio contained approximately 26 registered trademarks and pending trademark applications, consisting of approximately one pending trademark application and three registered trademarks in the United States, and approximately 18 registered trademarks and approximately four pending trademark applications in the following countries through both national filings and under the Madrid Protocol: Australia, Canada, China, European Union, India, Japan, Republic of Korea, the United Kingdom, Singapore, and Switzerland.

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

Ex vivo Cell Engineering Platform

License Agreement with Harvard

In March 2019, we entered into a license agreement (as amended, the Harvard Agreement) with the President and Fellows of Harvard College (Harvard), pursuant to which we obtained an exclusive, worldwide, sub-licensable license under certain patent rights controlled by Harvard to make, have made, use, offer for sale, sell, have sold and import (i) products and services covered by the patent rights and (ii) products containing stem cells, pluripotent cells or cells derived from stem cells, or pluripotent cells with certain specified genetic modifications ((i) and (ii) together, Harvard Products) or otherwise practice under and exploit the licensed patent rights, for the treatment of disease in humans or, in the case of certain other patent rights, for applications that involve the use of cells derived ex vivo from stem cells in the treatment of disease in humans. We also obtained a non-exclusive, sub-licensable license under certain other patent rights in the United States, and a non-exclusive, sub-licensable, worldwide license under know-how pertaining to the licensed patent rights, to make, have made, use, offer for sale, sell, have sold and import the Harvard Products, or otherwise practice under and exploit the licensed patent rights and know-how, for the treatment of disease in humans. We have the option to obtain such non-exclusive rights in additional jurisdictions if Harvard is successful in obtaining the right to grant such rights from the third-party co-owner of such patent rights. In October 2021, we entered into an amendment to the Harvard Agreement to include products containing primary cells with certain specified genetic modifications as Harvard Products. We use these license rights in our ex vivo cell engineering platform relying on our hypoimmune technology.

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

Pursuant to the Harvard Agreement, we paid Harvard an upfront fee of $3.0 million, and we issued 2.2 million shares of our Series A-2 convertible preferred stock (which converted to shares of our common stock in connection with our initial public offering) to Harvard as partial consideration for the licenses granted under the Harvard Agreement. Additionally, we paid $6.0 million to Harvard in connection with the issuance of shares of our Series B convertible preferred stock. We paid Harvard annual license maintenance fees of $20,000 for 2019, $50,000 for 2020, and $100,000 for each of 2021, 2022, 2023, 2024, and 2025, and we are required to pay annual license maintenance fees of $100,000 for each calendar year thereafter for the remainder of the term. We are required to pay Harvard up to an aggregate of $15.2 million per Harvard Product upon the achievement of certain specified development and regulatory milestones for up to a total of five Harvard Products, or an aggregate total of $76.0 million for all five Harvard Products. These milestone payments would double if we undergo a change of control. We are also obligated to pay, on a product-by-product and country-by-country basis, royalties in the low single-digit percentage range on quarterly net sales of Harvard Products covered by licensed patent rights, and a lower single-digit percentage royalty on quarterly net sales of Harvard Products not covered by licensed patent rights. The royalty rates with respect to Harvard Products covered by licensed patent rights are also subject to specified and capped reductions for loss of market exclusivity and for payments owed to third parties with respect to patent rights which cover Harvard Products in the territory. We are also obligated to pay Harvard a percentage of certain sublicense income ranging from the high single-digit to low double-digit percentage range. Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of December 31, 2024, a Harvard Success Payment had not been triggered.

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

License Agreement with UCSF

In January 2019, we entered into a license agreement (as amended, the UCSF Agreement) with The Regents of the University of California (The Regents) acting through its Office of Technology Management, University of California San Francisco (UCSF), pursuant to which we obtained an exclusive license to inventions related to immunoengineered pluripotent cells and derivatives claimed in United States and international patents and patent applications (UCSF Patent Rights) by The Regents. The license grants us rights to make, have made, use, sell, offer for sale and import licensed products that are covered by such UCSF Patent Rights, provide licensed services, practice licensed methods, and otherwise practice under the UCSF Patent Rights, for use in humans only, in the United States and other countries where The Regents is not prohibited by applicable law from granting such UCSF Patent Rights. We have the right to sublicense our rights granted under the UCSF Agreement to third parties subject to certain terms and conditions. We use these license rights in our ex vivo cell engineering platform that relies on our hypoimmune technology.

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

2020 License Agreement with Washington University

In September 2020, we entered into an exclusive license agreement (the 2020 WU Agreement) with Washington University for certain patent rights relating to the methods and compositions of generating cells of endodermal lineage and beta cells and uses thereof. Under the 2020 WU Agreement, we obtained an exclusive, worldwide, non-transferable, and royalty-bearing license under the patent rights to research, develop, make, have made, sell, offer for sale, have sold, use, have used, export, and import licensed products, the manufacture, use, sale or import of which by us or our sublicensees would, in the absence of the 2020 WU Agreement, infringe at least one valid claim of the licensed patent rights, solely in fields relating to diagnosis, prevention, and treatment of human diseases or disorders. We use these license rights in our ex vivo cell engineering platform that relies on our hypoimmune technology, including our pancreatic islet cell program.

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

Oscine Acquisition

In September 2020, we acquired Oscine Corp. (Oscine), a privately-held early-stage biotechnology company pursing a glial progenitor ex vivo cell engineering program, in exchange for $8.5 million in cash, net of certain expenses. We had originally entered into a collaboration, license, and option to purchase agreement with Oscine in November 2018. That agreement was terminated upon the closing of our acquisition of Oscine. As part of the Oscine acquisition, we also agreed to pay additional amounts of up to an aggregate of $225.8 million upon achievement of certain specified development and commercial milestones, which we may pay in cash or in shares of our common stock, subject to certain conditions. In November 2024, we announced a portfolio prioritization pursuant to which we suspended development of our glial progenitor cell-based therapy program (GPC Program) and as a result, do not expect to achieve such milestone events or pay the associated milestone amounts. As a result of the Oscine acquisition, we entered into, or obtained and amended, licenses to various technologies related to our glial progenitor cell-based therapy program, including a license agreement with University of Rochester.

License Agreement with University of Rochester

Effective as of the closing of the Oscine acquisition, we entered into an amended and restated exclusive license agreement (the Rochester Agreement) with the University of Rochester, which amended and restated a prior license agreement between Oscine and its affiliates and the University of Rochester and assigned Oscine’s rights and obligations under the prior license agreement to us. Under the Rochester Agreement, we obtained an exclusive, royalty-bearing, sublicensable, worldwide license under certain patents, and a non-exclusive, royalty-free license under know-how, to research, develop, import, make, have made, use, sell, offer to sell, commercialize, and otherwise exploit cell-based therapies for the treatment of human central nervous system disease and disorders. Historically, we used these license rights in the development of our GPC Program. Our suspension of development of the GPC Program resulted in a termination of the Rochester Agreement and reversion to the University of Rochester of the rights granted to us thereunder.

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

Pursuant to the Beam Agreement, we originally had the option, for a period of one year from the effective date of the Beam Agreement, to select additional antigen targets, with respect to our allogeneic T cell programs, or human cell types, with respect to our stem cell-derived programs, in each case, upon our payment of an option payment of $10 million per antigen target or cell type. We subsequently amended the Beam Agreement in July 2022 to extend the term of the option period and to add certain additional rights to the scope of the license for the purpose of supporting research and development of licensed products, and amended the Beam Agreement again in March 2023 to further extend such option period. In April 2024, we further amended the Beam Agreement to further extend such option period and increase the amount of the option payment, and we subsequently amended the Beam Agreement, effective October 2024, to replace certain antigen targets. In addition, we may (i) until the expiration of such option period, elect to replace an antigen target, with respect to our allogeneic T cell programs, or human cell type, with respect to our stem cell-derived programs (Replacement Right) previously selected by us, and (ii) for a period of three years from the effective date of the Beam Agreement, select new gene editing targets, or replace gene editing targets previously selected by us, with respect to any licensed product (Gene Nomination Right). In each case, our rights with respect to exercise of the option, Replacement Right, or Gene Nomination Right are subject to certain limitations.

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

License Agreement with Flagship

In February 2016, Cobalt entered into an agreement (as amended, the Flagship Agreement) with Flagship, pursuant to which (i) Cobalt irrevocably and unconditionally assigned to Flagship all of its right, title and interest in and to certain foundational intellectual property developed by Flagship Pioneering, Inc. (Flagship Management) during the exploration and/or proto-company phase of Cobalt prior to its spin-out from Flagship (the Managerial Agreement), as set forth in the Flagship Agreement (such foundational intellectual property, the Fusogen Foundational IP), and (ii) Cobalt obtained an exclusive, worldwide, royalty-bearing, sublicensable, transferable license from Flagship under such Fusogen Foundational IP to develop, manufacture, and commercialize any product or process or component thereof, the development, manufacturing and commercialization of which would infringe at least one valid claim of Fusogen Foundational IP absent the license granted under the Flagship Agreement (Fusogen Products) in the field of human therapeutics during the term of the Flagship Agreement. In addition, Flagship irrevocably and unconditionally assigned to Cobalt all of its right, title and interest in and to any and all patents claiming any inventions conceived (i) solely by Flagship Management or jointly by Flagship Management and Cobalt, (ii) after Cobalt’s spinout from Flagship, and (iii) as a result of activities conducted pursuant the Managerial Agreement or other participation of Flagship Management in Cobalt’s affairs, but excluding Fusogen Foundational IP. We use the rights granted by Flagship under the Flagship Agreement in our fusogen platform and related therapeutic product candidates. The license granted to Fusogen Foundational IP is contingent upon Cobalt’s compliance with its obligations under the Flagship Agreement. Under the Flagship Agreement, Cobalt also granted Flagship a non-exclusive, worldwide, royalty-free, fully paid, sublicensable license to practice the Fusogen Foundational IP within the field of human therapeutics solely to perform under the Managerial Agreement.

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

Sublicense Agreement with Pulsalys

In August 2018, Cobalt entered into an exclusive sublicense agreement (as amended, the Pulsalys Agreement), with Pulsalys, which Cobalt assigned to us in May 2020, and pursuant to which we obtained an exclusive, worldwide, sublicensable sublicense from Pulsalys of the exclusive license granted to Pulsalys by École normale supérieure de Lyon (ENS Lyon) on behalf of itself and Institut National de la Santé et de la Recherche Médicale (Inserm), Centre National de la Recherche Scientifique (CNRS) and Université Claude Bernard Lyon 1 (collectively, the Co-Owners) under certain patent rights relating to methods to selectively modulate the activity of distinct subtypes of immune cells using engineered virus-like particles. In addition, Pulsalys granted us the first right to negotiate an exclusive license to patent rights covering certain improvements to the licensed patent rights that are owned or held by Pulsalys. We and Pulsalys subsequently amended this agreement in July 2023 and October 2024.

We use the rights granted under the Pulsalys Agreement in our in vivo fusogen platform and related fusosome programs. Under the Pulsalys Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products, which efforts we can demonstrate by the achievement of the following diligence milestones: (i) incurring a minimum annual spend of $1.0 million for a certain period of time following the effective date of the Pulsalys Agreement, and (ii) submitting an IND within a certain period of time following the effective date of the Pulsalys Agreement. Under the Pulsalys Agreement, the Co-Owners will retain the right to practice the licensed patent rights for non-commercial research purposes, alone or in collaboration with third parties. These retained rights do not affect our ability to pursue our programs and product candidates.

Pursuant to the Pulsalys Agreement, Cobalt paid Pulsalys an upfront fee of 18,000 EUR. We are required to pay an annual license maintenance fee of 18,000 EUR until the first commercial sale of a licensed product. We are also required to pay Pulsalys up to an aggregate of 865,000 EUR upon the achievement of such development and regulatory milestones for each of the first three distinct licensed products. In addition, we are obligated to pay an annual royalty in the low single-digits on net sales of the licensed products, with the royalty rate being subject to reduction upon certain events. Lastly, we are obligated to pay percentage annual fees on certain sublicense income in the low single-digits.

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

License Agreement with UCLA

In March 2019, we entered into a license agreement (as amended, the UCLA Agreement) with UCLA, upon the exercise of an option originally granted by UCLA to Cobalt in April 2018. Under the UCLA Agreement, UCLA granted us an exclusive, sublicensable, transferable (subject to certain conditions) license in the licensed territory in the field of human therapeutics under certain patent rights relating to certain virus envelope pseudotyped lentiviruses and methods of their use to (i) research, make, have made, use, sell, offer for sale, have sold, and import licensed products and (ii) practice licensed methods for the purposes of researching, manufacturing, and using licensed products, but not to perform services for a fee. The licensed territory under the UCLA Agreement is all countries of the world in which the licensed patent rights have or will be filed. UCLA agreed not to grant any rights under the licensed patents regarding licensed methods to third parties without first offering us an opportunity to remove the restrictions regarding the use of licensed methods to perform services for a fee. In addition, we agreed not to commercialize any licensed product that is not administered directly to a patient for therapeutic purposes without first negotiating with UCLA for possible development milestones, royalties, or other payments applicable to such licensed products. We use the rights granted under the UCLA Agreement in our in vivo fusogen platform and related fusosome programs. We are obligated to use commercially reasonable and diligent efforts to (i) develop licensed products, (ii) market licensed products, and (ii) manufacture and sell licensed products in quantities sufficient to meet market demand. We are also required to satisfy certain development and commercial milestones with respect to at least one licensed product that is administered directly to a patient for therapeutic purposes. In May 2021 and April 2024, we and UCLA amended the UCLA Agreement to extend the timelines by which we are required to achieve certain of such milestones. Pursuant to the April 2024 amendment, we agreed to pay UCLA a fee of $100,000 for such extension, as provided under the terms of the original UCLA Agreement.

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

Further, in June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations of ambiguous federal laws in litigation against these agencies, including the FDA. This landmark Supreme Court decision may invite more companies or other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, which could lead to uncertainties in the industry. Changes in the leadership of the FDA and other federal agencies under the new presidential administration may lead to new policies and legislative, regulatory, and other governmental changes that may impact our clinical development plans.

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

Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires, beginning in 2026, that manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates, first due in 2023, under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and, beginning in 2025, replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected ten high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges and any future healthcare measures and agency rules, including those implemented by the new presidential administration, on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved.

Moreover, there has been recent heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which is likely to continue. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA has authorized the state of Florida to develop a drug importation program to import certain prescription drugs from Canada for a limited period to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates, if approved, or additional pricing pressures.

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

On December 13, 2021, Regulation 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU (the Regulation), was adopted. Although the Regulation entered into force in January 2022, from January 31, 2025, or the end of the transition period, any trials approved under the Clinical Trials Directive that continue running must comply with the Regulation, and their sponsors must enter information regarding the trials in the Clinical Trials Information System. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The Regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, and ethical) aspects of health technology, and making decisions on pricing and reimbursement.

We expect that additional state, federal, and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

Employees and Human Capital Resources

As of December 31, 2024, we had 194 employees, 145 of whom were primarily engaged in research and development activities. A total of 111 employees have an advanced degree. None of our employees are represented by a labor union or party to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

In November 2024, we announced a portfolio prioritization to prioritize clinical and preclinical development in type 1 diabetes, B-cell mediated autoimmune diseases, refractory B-cell malignancies, and the fusogen platform for generating in vivo CAR T cells. We suspended development of SC291, our HIP-modified CD19 allogeneic CAR T therapy, in oncology and SC379, our glial progenitor cell program, as we seek partnerships for these programs. We anticipate that the portfolio update and associated workforce reduction will be substantially complete in the first quarter of 2025, after which we expect to have approximately 160 employees.

Our Corporate Information

We were founded in July 2018 as a Delaware corporation. Our principal executive offices are located at 188 East Blaine Street, Suite 400, Seattle, Washington 98102, and our telephone number is (206) 701-7914. Our website address is www.sana.com. The information on, or that can be accessed through, our website is not part of this Annual Report, and is not incorporated by reference herein. We have included our website address as an inactive textual reference only. We may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures will be included on our website under the “Investors” section. We also make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Exchange Act. These include our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address for the SEC website is www.sec.gov.

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

Preclinical and clinical testing of product candidates is inherently unpredictable and may lead to unexpected results, in particular when such product candidates are based on novel technologies. For example, we have not tested our cell engineering platforms on all cell types or in all microenvironments, and results from one cell type or microenvironment may not translate into other cell types or microenvironments. In addition, our current gene editing approaches rely on novel gene editing reagents that may have unanticipated or undesirable effects or prove to be less effective than we expect. Also, we are in the early stages of testing product candidates developed using our cell engineering platforms in humans, and most of our current data are limited to animal models and preclinical cell lines and assays, which may not accurately predict the safety and efficacy of our product candidates in humans. Additionally, we and third parties may have limited preclinical and clinical data, and a more limited understanding generally, with respect to certain indications, including autoimmune diseases, and we cannot predict the extent to which the safety and efficacy of a product candidate may vary across indications. We may encounter significant challenges creating appropriate models and assays for evaluating the safety and purity of our product candidates and may not be able to provide sufficient data or other evidence, to the satisfaction of regulatory authorities, that certain unexpected results observed in preclinical and clinical testing of our product candidates are not indicative of the potential safety issues of such product candidates. In addition, we may use manufacturing reagents and materials across various programs and initiatives. Certain reagents and materials may be novel and have unknown or unanticipated effects, including with respect to a product candidate’s safety, efficacy, or manufacturability. Any unanticipated or adverse effects related or attributed to such reagents or materials could affect all the programs and initiatives in which they are used, and result in delays and harm our ability to timely and successfully progress our product candidates through preclinical and clinical development.

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

Given the novelty of our technologies, we intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates. However, due to a lack of experience with similar therapeutics or delivery methods, the regulatory pathway with the FDA and comparable foreign regulatory authorities may be more complex, time-consuming, and unpredictable relative to more well-known therapeutics. For example, even if we obtain human data to support continued evaluation and approval of our product candidates, the FDA or comparable foreign regulatory authorities may lack experience in evaluating the safety and efficacy of therapeutics similar to our product candidates or may scrutinize such data more closely than data generated from more established types of biological products. In addition, given that there are no approved PSC- or donor-derived cell therapy products on the market, the FDA and comparable foreign regulatory authorities have not established consistent standards by which to evaluate the safety of such products, and any such standards that they do establish may subsequently change. Moreover, the FDA remains focused on potential safety issues associated with gene and cell therapy products, and as the number of new gene and cell therapy product candidates submitted for FDA review has increased in recent years, the number of clinical holds imposed by the FDA has also increased. For example, the FDA has placed clinical holds on certain product candidates pending further evaluation of genomic abnormalities detected in as few as a single patient following administration of such product candidates. We cannot be certain that the FDA or comparable foreign regulatory authorities will determine that the potential safety risks associated with our product candidates outweigh the potential therapeutic benefits in each indication for which we develop our products, and that they will allow us to commence clinical trials of such product candidates in a timely manner, or at all, or to continue such clinical trials in accordance with our timelines or at all after they have commenced. If we become subject to a clinical hold with respect to any of our product candidates due to a potential safety issue, we cannot guarantee that we will be able to provide the applicable regulatory authority with sufficient data or other evidence regarding the safety profile of such product candidate such that we will be able to commence or resume clinical development of such product candidates in a timely manner or at all. Any such event could delay clinical development of such product candidate, including in other indications, or our other product candidates, increase our expected development costs, increase the length of the regulatory review process, and delay or prevent commercialization of our product candidates. In addition, the evaluation process for our product candidates will take time and resources and may require independent third-party analyses, and our product candidates may ultimately not be accepted or approved by the FDA or comparable foreign regulatory authorities. As such, even if we are successful in building our pipeline of product candidates from our ex vivo and in vivo cell engineering platforms, we cannot be certain that such efforts will lead to the development of approvable or marketable products, either alone or in combination with other therapies.

In response to reports of T cell malignancies in patients that previously received chimeric antigen receptor (CAR) T cell immunotherapies, the FDA announced in November 2023 that it is investigating the risk of secondary cancers and the need for regulatory action for such therapies as a class and has advised of new patient monitoring and reporting requirements with respect to such therapies. In January 2024, the FDA imposed a class-wide boxed warning requirement regarding the occurrence of T cell malignancies for all approved CAR T therapies. The FDA has noted that it currently believes that the overall benefits of these therapies continue to outweigh their potential risks for their approved uses. However, all currently approved CAR T cell immunotherapies are approved only in oncology indications, and there can be no assurance that the FDA or comparable foreign regulatory authorities will reach the same risk-benefit determination in other indications, such as autoimmune diseases. We have received and may in the future receive FDA correspondence requesting updates to certain of our CAR T cell clinical trials to address these developments. It is unclear at this time how changes in the leadership of the FDA and other actions under the new presidential administration will impact our operations and future interactions with the FDA. Additionally, we and our product candidates may be subject to further regulatory actions or requirements of the FDA or comparable foreign regulatory authorities relating to these therapies, such as requiring a black box warning or other labeling disclosures for any approved products. The occurrence of any of the foregoing could increase the cost and complexity of development and commercialization of, and limit the commercial opportunity for, such product candidates, any of which could have a material adverse effect on our business.

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
•
our ability to address any potential interruptions or delays resulting from external factors, including those related to the current global geo-political, business, and economic environment, including any changes resulting from the new presidential administration;
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

For example, in October 2023, we underwent a portfolio prioritization pursuant to which we updated our portfolio to increase our focus on our ex vivo cell therapy product candidates and reduce our near-term investment in our fusogen platform. As part of this reduction, we shifted our focus on fusogen to research activities. We expect to encounter increased costs and difficulties if and as we expand preclinical development and initiate clinical development for product candidates derived from our fusogen platform, including those related to scaling up and driving forward clinical development and manufacturing activities. As a result, there is increased risk that the benefits we expected from the fusogen platform at the time of the Cobalt acquisition may be more expensive and difficult to obtain or may not occur at all. Further, in November 2024, we underwent a portfolio prioritization pursuant to which we suspended development of our glial progenitor cell program, which we previously acquired from Oscine Corp. (Oscine), and are seeking partnership or spin-out opportunities for this program. We may encounter challenges in identifying and executing on such opportunities, which increases the risk that the benefits we expected from the glial progenitor cell program at the time of the Oscine acquisition may be less than we anticipated or may not occur at all.

In addition, foreign acquisitions and licensing arrangements are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations, and the particular economic, political, regulatory, and compliance risks associated with specific countries. The occurrence of any of these risks or uncertainties may preclude us from realizing the anticipated benefit of any acquisition or licensing arrangement, and our financial condition may be harmed.

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

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. In addition, our ex vivo and in vivo cell engineering platforms are attractive technologies for potential collaborations due to their breadth of application. Therefore, for certain of our product candidates or technologies, including those that we may develop in the future, we may decide to form or seek strategic alliances, collaborations, or similar arrangements with pharmaceutical or biotechnology companies or other third parties that we believe will complement or augment our development and potential commercialization efforts with respect to such product candidates, including in territories outside the United States or for certain indications. We may also pursue joint ventures or investments in complementary businesses that align with our strategy. To the extent we enter into strategic relationships involving parties located outside the United States, we are subject to similar risks to those described elsewhere in these Risk Factors with respect to foreign acquisitions and licensing arrangements.

We face significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming to negotiate and document. We may not be successful in our efforts to establish a collaboration or other alternative arrangements for our product candidates or technologies on acceptable terms or at all, including because our product candidates or technologies may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate success in clinical trials and ultimately obtain regulatory approval. Additionally, there have been a significant number of recent business combinations among large pharmaceutical companies that have reduced the number of potential future collaborators and changed the strategies of the resulting combined companies. In addition, under the terms of certain license agreements applicable to our product candidates and technologies, we may be restricted from entering into collaboration or similar agreements relating to those product candidates or technologies on certain terms or at all. If and when we collaborate with a third party for development and commercialization of a product candidate, we expect that we may have to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of our technologies, product candidates, and market opportunities. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and could determine that such other collaboration is more attractive than a collaboration with us for our product candidate. Similar risks exist with respect to any joint ventures we may pursue, as well as risks and uncertainties related to the costs, time, and other resources required to manage and gain the benefit of any such joint venture, and any potential liabilities we may incur in connection with a joint venture.

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
•
we may be required to relinquish important rights to our product candidates or technologies, such as marketing, distribution, and intellectual property rights;
•
we may be required to agree to exclusivity, non-competition, or other terms that restrict our ability to research, develop, or commercialize certain existing or potential future product candidates or technologies, including our ability to develop our product candidates in certain indications or geographic regions or combine our product candidates with certain third-party products;
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
•
collaborators may own or co-own intellectual property rights covering the product candidates or technologies that result from our collaboration, and in such cases, we may not have the exclusive right to commercialize such product candidates or technologies;
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
•
collaborations may be terminated, which may require us to obtain additional capital to pursue further development or commercialization of the applicable product candidates or technologies; or
•
we may not achieve the revenue, specific net income, or other anticipated benefits that justify our having entered into, or otherwise led us to enter into, the collaboration.

If our strategic collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone, royalty, or other payments under the collaboration. Moreover, our initial estimates of the potential revenue we are eligible to receive under our strategic collaborations may include potential payments related to therapeutic programs for which our collaborators may discontinue development. If we are unable to enter into strategic collaborations, or if any of the other events described in this Risk Factor occur after we enter into a collaboration, we may have to curtail the development of a particular product candidate, reduce or delay the development program for such product candidate or one or more of our other product candidates, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

Our ability to develop our cell engineering platforms and product candidates and our future growth depend on retaining our key personnel and recruiting additional qualified personnel.

Our success depends upon the continued contributions of our key management, scientific, and technical personnel, many of whom have been instrumental for us and have substantial experience with our cell engineering platforms and their underlying technologies and related product candidates. Given the specialized nature of our ex vivo and in vivo cell engineering technologies and the fact that we are operating in novel and emerging fields, there is an inherent scarcity of personnel with the requisite experience to fill the roles across our organization. As we continue developing our product candidates and building our pipeline, we will require personnel with medical, scientific, or technical qualifications and expertise specific to each program. The loss of key management and senior scientists or other personnel could delay our research and development activities. In addition, the loss of key executives could disrupt our operations and our ability to conduct our business. Despite our efforts to retain valuable employees, all of our employees are at-will employees, and members of our management, scientific, and development teams may terminate their employment with us at any time, with or without notice. Moreover, regulations or legislation impacting our workforce, and any legal challenges thereto, may lead to increased uncertainty in hiring and competition for talent, and harm our ability to protect our company, including our intellectual property, after termination of employment. If our retention efforts are unsuccessful now or in the future, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business.

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

We announced portfolio prioritizations in each of November 2022, October 2023, and November 2024, pursuant to which we conducted reductions in our workforce. Reductions in our workforce may result in attrition beyond our planned reduction in workforce, reduced employee morale and negative publicity, which may damage our reputation and make it more difficult for us to retain and motivate our current personnel as well as attract new personnel. These workforce reductions have also caused us to lose institutional knowledge, capabilities, and subject matter expertise and could negatively affect our efforts to obtain and maintain our intellectual property rights in the event we are unable to identify inventions made or identify or recreate the necessary scientific records or data. Any of the foregoing could significantly harm our business and future growth prospects.

Though many of our personnel have significant experience with respect to manufacturing biopharmaceutical products, we, as a company, do not have experience in developing or maintaining a manufacturing facility. For any manufacturing facility that we may develop or maintain, we cannot guarantee that we will be able to maintain a compliant facility and manufacture our product candidates as intended, given the complexity of manufacturing novel therapeutics. If we fail to successfully operate any facility we may develop or are unable to manufacture a sufficient and compliant supply of our product candidates to meet our needs, our clinical trials and the commercial viability of our product candidates could be adversely affected.

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell and gene therapy products often encounter difficulties in production, particularly in scaling up, scaling out, validating initial production, ensuring the absence of contamination, and ensuring process robustness after initial production. These include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, and shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. As a result of the complexities involved in biopharmaceutical manufacturing, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds and the manufacturing process is less reliable and more difficult to reproduce, and this is particularly true with respect to our product candidates. The application of new regulatory guidelines or parameters, such as those related to control strategy testing, may also adversely affect our ability to manufacture our product candidates in a compliant and cost-effective manner or at all. Any of the foregoing could lead to delays in or an inability to successfully manufacture our product candidates at the scale required for the development and potential commercialization of our product candidates.

We have invested in building world class capabilities in key areas of manufacturing sciences and operations, including development of our cell engineering platforms, product characterization, and process analytics. Our investments also include scaled research solutions, scaled infrastructure, and novel technologies to improve efficiency, characterization, and scalability of manufacturing. However, we have limited experience in managing the manufacturing processes necessary for making cell and gene therapies. We cannot be sure that the manufacturing processes that we use, or the technologies that we incorporate into these processes, will result in viable or scalable yields of ex vivo and in vivo cell engineering product candidates that will have acceptable safety, purity, and potency, or efficacy, profiles and meet market demand.

Designing and building out a current good manufacturing practices (cGMP) facility are time-consuming and require significant resources, which may require reallocation of certain existing financial, human, and other resources, including the time and attention of senior management. In addition, given the volatility in the costs of building materials, as well as the impact of rising rates of inflation in recent years and which may occur in the future, building out manufacturing capabilities may be more expensive than we expect. We have limited experience as a company in developing internal manufacturing capabilities, and we may experience unexpected costs or delays or be unsuccessful in developing internal manufacturing capabilities in accordance with our timelines or at all. Building out a manufacturing facility requires engagement of third-party service providers and procurement of equipment and third-party technology necessary for manufacturing activities, and agreements with such third parties or access to necessary technologies may not be available on commercially reasonable terms or at all. Moreover, there is no guarantee that the space that we may lease to develop a manufacturing facility would not change ownership over the term of the lease or be subject to additional zoning or other restrictions, and that, in such an event, we would be able to continue to build or operate the facility without restriction or further delay or cost.

In addition, operating a manufacturing facility may require us to hire and retain experienced scientific, quality control, quality assurance, and manufacturing personnel. As described elsewhere in these Risk Factors, this may be difficult given the intense competition for qualified personnel in the biotechnology and pharmaceutical industries.

We currently rely, and expect we will continue to rely, on CDMOs to manufacture our product candidates for preclinical studies and clinical trials. For any manufacturing facility we may develop, it may take us longer to establish and operationalize such facility than we originally anticipated, which could delay our ability to begin manufacturing certain of our product candidates internally, extend the period of time during which we must solely rely on CDMOs for the manufacture of such product candidates, and result in a delay to our clinical development timelines.

In order to begin manufacturing activities at any manufacturing facility that we may operate, we may be required to transition manufacturing processes and know-how for certain of our product candidates from our other facilities or our CDMOs to such facility. To date, we and our CDMOs have limited experience in the technology transfer of manufacturing processes. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to any facility we may operate may require utilization of new or different processes to meet our facility requirements. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We will not know with certainty whether all relevant know-how and data have been adequately incorporated into the manufacturing process being conducted at our facilities until the completion of studies and evaluations intended to demonstrate the comparability of material previously produced by our CDMOs with that generated by our facilities. Similar risks and considerations apply to the initial technology transfer from us to our CDMOs for manufacturing of pre-clinical and clinical supply, as well as between CDMOs in the event we are required to switch to a new CDMO.

Operating a manufacturing facility will require us to comply with complex regulations. Moreover, any future commercial manufacturing facilities we may operate will require FDA or comparable foreign regulatory authority approval, which we may not obtain in time to support registration-enabling clinical trials for our product candidates, if at all. Even if approved, we would be subject to ongoing periodic unannounced inspections by the FDA, the Drug Enforcement Administration, corresponding state agencies, and comparable foreign regulatory authorities to ensure strict compliance with cGMP, current good tissue practices (cGTPs), and other government regulations. We may be unable to manufacture our product candidates if we fail to meet regulatory requirements and may be unable to scale up or scale out our manufacturing to meet market demand. Any failure or delay in the development of our manufacturing capabilities could adversely impact the development and potential commercialization of our product candidates.

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

Despite our workforce reductions, if we have success in our initial clinical trials and expand our research and development efforts, we may experience future growth in the scope of our operations, particularly if and as we advance our product candidates into and through IND-enabling studies and clinical trials and continue to establish and develop our regulatory, quality, and clinical operations and supply chain logistics and manufacturing. To manage our growth, we have implemented and improved, and plan to continue to implement and improve, our managerial, operational, and financial systems, and continue to recruit and train additional qualified personnel if and as we grow. However, due to our limited financial resources and the complexity of managing a growing company, we may not be able to effectively manage the expansion of our operations or recruit and train sufficient additional qualified personnel to achieve our business objectives within our desired timelines. The continued expansion of our operations will be costly and may divert our management and business development resources. For example, members of management will have significant added responsibilities in connection with effecting and managing our growth, including identifying, recruiting, integrating, maintaining, and motivating current and future employees, effectively managing our internal development efforts, including the clinical and regulatory (e.g., FDA) review process, while complying with our contractual obligations to third parties, and maintaining and improving our operational, financial, and management controls, reporting systems, and procedures. In addition, as we grow, we may be required to rely more heavily on third-party service providers, which exposes us to risks to which we would not be subject if we performed all work internally, as described elsewhere in these Risk Factors. Our inability to successfully manage our growth could disrupt our operations and otherwise harm our business, including by delaying execution of our programs and business plans.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs, therapeutic platforms, and product candidates that we identify for specific indications. Additionally, we have contractual commitments under certain of our agreements to use commercially reasonable efforts to develop certain programs and, thus, do not have unilateral discretion to vary from such efforts. In addition, we have contractual commitments to conduct certain development plans, and thus may not have discretion to modify such development plans, including clinical trial designs, without agreement from our partners. As a result, we may forego or delay pursuit of opportunities with other therapeutic platforms or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Additionally, we may be required to invest our resources in a limited number of more advanced programs with higher probabilities of success in the shorter term and, consequently, to reduce our investment in promising earlier stage programs. Such decisions would require us to reduce the breadth and diversity of our product portfolio, which could potentially limit the long-term growth of our pipeline and subject us to greater risk that the failure of any such programs would harm our prospects. Our spending on current and future research and development programs, therapeutic platforms, and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate or otherwise decide to cease development of a product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, royalty, or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

Risks Related to the Development and Clinical Testing of Our Product Candidates

We must successfully progress our product candidates through extensive preclinical studies and clinical trials in order to obtain regulatory approval to market and sell such product candidates. Even if we obtain positive results in preclinical studies or clinical trials of a product candidate, these results may not be predictive of the results of future preclinical studies or clinical trials.

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

Preclinical and clinical testing is inherently unpredictable. We may obtain positive data from early research or preclinical studies involving our product candidates and technologies, but subsequently encounter unexpected or unexplained results in later preclinical or clinical studies, including due to factors unrelated to our product candidates and technologies, that may cause the relevant product candidates or technologies to be unsuitable for further development. We may also need to perform additional research and preclinical or clinical studies for various reasons, including to determine the cause of any unexpected results, including whether such results were caused by our product candidates or technologies or other factors. Any of the foregoing could delay our development timelines or prevent us from continuing further development at all.

Even if we obtain positive results from preclinical or clinical studies of our product candidates or technologies, success in preclinical or clinical studies does not ensure that later preclinical studies or clinical trials will be successful. A number of biotechnology and pharmaceutical companies have suffered significant setbacks in clinical trials, even after positive results in earlier preclinical or clinical studies, such as adverse findings observed while clinical trials were underway or safety or efficacy observations during clinical trials, including previously unreported adverse events, and we cannot be certain that we will not face similar setbacks. The design of a clinical trial can determine whether its results have the potential to support approval of a product, and flaws in a clinical trial’s design may not become apparent until the clinical trial is well advanced. In addition, the results of our preclinical animal studies, including our non-human primate (NHP) studies, may not be predictive of the results of subsequent clinical trials involving human subjects. Product candidates may fail to show the desired pharmacological properties or safety and efficacy traits in clinical trials despite having successfully progressed through preclinical studies or earlier clinical trials.

If we fail to obtain positive results in preclinical studies or clinical trials involving any of our product candidates or technologies, the development timeline and regulatory approval and commercialization prospects for any relevant product candidate, and, correspondingly, our business and financial prospects, would be negatively impacted.

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
•
delays in our IND-enabling preclinical studies; or
•
feedback from the FDA or comparable foreign regulatory authorities that requires us to conduct additional testing or change the design of a planned clinical trial prior to submitting such IND or comparable foreign submission.

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

In addition, such legal and regulatory requirements may change over time, including in a manner that could cause us to incur delays or additional expense in order to comply. For example, the regulatory landscape related to clinical trials in the European Union (EU) continues to evolve. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike the EU Clinical Trials Directive, which required a separate clinical trial application (CTA) to be submitted to both the competent national health authority and an independent ethics committee in each EU member state in which the clinical trial will be conducted, the CTR provides for a centralized process. The CTR allows sponsors for multi-center trials to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA assessment procedure has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. The decision of each EU member state is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical studies may proceed. The CTR foresees a three-year transition period. From January 31, 2025, any trials approved under the Clinical Trials Directive that continue running must comply with the CTR, and their sponsors must enter information regarding the trials in the Clinical Trials Information System. Compliance with the CTR requirements by us and our service providers, such as CROs, may impact our development plans. For example, because the CTR requires coordination of application review and processing across multiple member states, our ability to commence clinical trials in accordance with our timelines could be delayed. Further, as discussed elsewhere in these Risk Factors, the United Kingdom (UK) withdrew from the EU in 2020, and uncertainty remains as to whether and to what extent certain UK laws and regulations will be aligned with those of the EU, including the CTR, which does not apply in the UK. Local requirements in the UK and the EU have diverged and may further diverge in the future, which could impact any UK clinical and development activities we may conduct. In addition, clinical trial submissions in the UK must be separate from those submitted to EU member states, adding further complexity, cost, and potential risk to any clinical and development activity in the UK.

If we are unable to satisfy applicable legal or regulatory requirements or standards for an IND or comparable foreign submission, or experience delays in doing so, clinical development of our product candidates may be delayed or we may be unable to execute clinical trials of the applicable product candidate in the relevant jurisdiction. For example, we may decide not to submit an IND or comparable foreign submission in certain jurisdictions due to applicable legal or regulatory requirements in such jurisdiction, including based on future changes to such requirements. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or a comparable foreign submission, we cannot guarantee that such regulatory authorities will not change their requirements in the future, which could require us to make costly changes to and delay the conduct of our clinical trials or require suspension or termination of such trials entirely. In addition, because the manufacturing of our product candidates, including our ex vivo CAR T cell product candidates, is in its early stages and continues to evolve, we expect that manufacturing-related matters such as chemistry, manufacturing, and controls, including product specifications, will continue to be a focus of regulatory review of our INDs or comparable foreign submissions, which may delay or prevent our ability to proceed with the relevant clinical trials. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or comparable foreign submissions.

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
•
safety or tolerability concerns relating to the product candidate being tested or other events arising during the course of a clinical trial that could cause us or governmental authorities, as applicable, to suspend or terminate a clinical trial or program or impose a clinical hold, including if participants are being exposed to unacceptable health or safety risks or experiencing undesirable side effects or other adverse events, there are other unfavorable characteristics of the product candidate, or regulators deem our product candidate to have the potential for comparable undesirable side effects or risks to those of other product candidates, including those under development by us or third parties, due to compositional, biologic, mechanistic, sourcing, or other similarities;
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

In addition, the complexity and novelty of certain product candidates, the clinical trial design, and the indications for which such product candidates are being developed, as well as the combination of these factors, could negatively affect our ability to successfully execute and complete clinical trials of such product candidates in accordance with our timelines. For example, clinical trials involving certain indications, such as autoimmune diseases, may require the involvement and alignment of medical professionals across various specialties. Additionally, we may evaluate certain of our product candidates in multiple indications and across a broad range of diseases in a single clinical trial. Because these diseases can vary significantly, doing so may introduce additional complexities and challenges with executing our clinical trials, any of which could increase the time and expense required to commence and complete the applicable trial. Further, to the extent we develop our product candidates for multiple indications, the occurrence of any potential safety issues or significant side effects with respect to a particular indication or study could negatively affect the development of such product candidate in all indications. In addition, we cannot guarantee that any positive safety or other results we observe in a certain indication will also be observed in any other indication. We and third parties involved in our clinical trials may not have sufficient resources to adequately address such complexities in accordance with our timelines or at all. If we experience delays in completing, or are required to terminate, any clinical trial of our product candidates, the commercial prospects of the relevant product candidates will be harmed, and our ability to generate product revenues from these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, delay our ability to obtain regulatory approval for the relevant product candidate, and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates, which may impair our ability to commercialize our product candidates and harm our business and results of operations.

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

Patient enrollment and retention in clinical trials depend on many factors, including:

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
•
the perceived risks and benefits of the product candidate under evaluation, including risks and benefits associated with other product candidates, including those under development by us or third parties, that may be perceived to be similar to our product candidates due to compositional, biologic, mechanistic, sourcing, or other similarities;
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

From time to time, we may publicly disclose interim, topline, or preliminary data from our preclinical studies or clinical trials, which are based on a preliminary analysis of then-available data, and the final results and related findings and conclusions are subject to change following a more comprehensive review of the study or trial data. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data at the time of our initial disclosure of data. Further, modifications or improvements to our manufacturing processes for a product candidate may result in changes to its characteristics or behavior that could cause the product candidate to perform differently and affect the results of our preclinical studies or planned or ongoing clinical trials of such product candidate, and potentially require us to conduct additional preclinical studies or clinical trials. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Interim, topline, and preliminary data also remain subject to audit and verification procedures, including source data verification, that may result in the final data being materially different from the preliminary data we previously disclosed. As a result, these data should be viewed with caution until the final data are available. Similarly, preliminary or interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of preliminary or interim data by us or our competitors, with respect to clinical trials of their product candidates, could result in volatility in the price of our common stock.

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

Our product candidates are considered to be biologics, and the process of manufacturing biologics is complex and requires significant expertise and capital investment, including with respect to the development of advanced manufacturing techniques and process controls. We currently rely, and expect to continue to rely, on CDMOs for the manufacture of certain of our product candidates for preclinical and clinical studies. We also anticipate that we will continue to rely on CDMOs for at least some portions of our supply chain following commercialization of any product candidates for which we may receive regulatory approval. As described elsewhere in these Risk Factors, we expect that we will continue to be required to transition certain manufacturing processes and know-how to our CDMOs and any manufacturing facility we may operate, which is a complex process with which we have limited experience. If we experience any delays or issues with the foregoing, our ability to begin manufacturing certain of our product candidates internally could be delayed, and we may need to rely to a greater extent on CDMOs for the manufacture of such product candidates for longer than we currently anticipate.

To date, we and our CDMOs have limited experience in manufacturing of cGMP batches of our product candidates. Our CDMOs and, if we operate our own manufacturing facility, we, must comply with cGMPs and other complex regulations and guidelines applicable to the manufacturing of biologics for use in clinical trials and, if approved, commercial sale, and any inability or failure to comply with such regulations and guidelines could delay our clinical trials or prevent us from being able to commence clinical testing at all. To date, we have not scaled the manufacturing processes with respect to our product candidates for later-stage clinical trials and commercialization, and we and our CDMOs may not have sufficient capacity, resources, or capabilities to scale such manufacturing processes in accordance with our desired timelines or at all. Further, certain of our product candidates may have characteristics that present increased manufacturing complexity, necessitate longer manufacturing process timelines, or require a greater number of manufacturing runs. If we are unable to successfully scale the manufacturing process for these product candidates, including in compliance with cGMP quality requirements, or adapt such manufacturing process to meet late-stage development or commercial quality requirements, we may not be able to manufacture sufficient quantities of compliant product candidates, or manufacture them in a timely manner, which would harm our ability to clinically develop and commercialize such product candidates. In addition, the manufacturing of our product candidates, including large-scale manufacturing, may require the development of novel processes for upstream and downstream activities, including analytical technologies, which could cause delays in the scaling of manufacturing, as well as greater costs that could negatively impact the financial viability of our product candidates. We cannot be sure that the manufacturing processes employed by us or our CDMOs or the technologies that our CDMOs incorporate into our manufacturing processes will result in viable or scalable yields of ex vivo and in vivo cell engineering product candidates that will have acceptable safety, purity, potency, or efficacy profiles and, if approved, meet market demand.

Our biologic product candidates are susceptible to product loss or reduced manufacturing success rates at various points during the manufacturing process, including due to contamination, equipment damage or failure, including during shipment or storage, failure of equipment to operate as expected, improper installation or operation of equipment, vendor or operator error, damage to, variability of, or improper use of raw materials or consumables necessary for the manufacturing process, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Any of these issues, and even minor deviations from normal manufacturing processes, could result in reduced production yields, product defects, and other supply disruptions and delays. If microbial, viral, or other contaminations are discovered in our product candidates or in the facilities in which our product candidates are manufactured, including any manufacturing facility we may operate or those of our CDMOs, such supply may have to be discarded, our products may be withdrawn from clinical trials and, if approved, the market, and such facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Moreover, if the FDA or comparable foreign regulatory authorities determine that we or our CDMOs, or our or our CDMOs’ facilities, are not in compliance with applicable laws and regulations, including cGMPs, the FDA or comparable foreign regulatory authority may not approve a biologics license application (BLA) or comparable foreign marketing authorization until the deficiencies are corrected or we replace the manufacturer in our applications with a compliant manufacturer, and we may ultimately be unable to manufacture our product candidates. The occurrence of any of these issues could delay our ability to commence or timely complete clinical development, obtain regulatory approval of, and commercialize our product candidates.

We also may make changes to our manufacturing processes at various points during development, and even after commercialization, for various reasons, such as to control costs, achieve scale, decrease processing time, or increase manufacturing success rate. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could result in changes to a product candidate’s characteristics or behavior or cause our product candidates to perform differently and affect the results of any of our then-ongoing or future preclinical studies or clinical trials, or the performance of the product, once commercialized. In certain circumstances, if we make changes to our manufacturing process for a product candidate, regulatory authorities may require us to perform comparability studies and collect additional preclinical or clinical data prior to undertaking additional clinical trials or obtaining marketing approval for or commercializing the product candidate produced with such modified process. For instance, if we make changes to our manufacturing process for a product candidate during the course of preclinical or clinical development, regulatory authorities may require us to demonstrate the comparability of the product used in preclinical studies, earlier clinical phases, or earlier portions of a trial to the product used in later clinical trials or clinical phases or later portions of a trial, as applicable. If at any point we switch to a different CDMO or supplier of reagents or materials used in the manufacturing process for a product candidate or to any manufacturing facility we may operate, including, for example, in order to ensure sufficient supply for later-stage clinical trials and potential commercialization, we will also be required to perform comparability studies in order to demonstrate comparability of the applicable product candidate, reagent, or material from the prior CDMO or supplier to that from, as applicable, the new CDMO or supplier or our manufacturing facility, and otherwise demonstrate that the relevant product candidate, reagents, or materials meet the applicable specifications. We may be unable to successfully generate comparability data, and even if we are able to generate and provide such data, regulatory authorities may disagree with the design of our comparability studies or otherwise determine that the data are insufficient to support a determination of comparability. Similarly, we may be unable to demonstrate that the relevant materials meet the applicable specifications. In such an event, we may be required to make further changes to our process or undertake additional preclinical or clinical testing, which could result in manufacturing delays and affect our ability to timely dose patients in our clinical trials, which could delay further development or commercialization of such product candidate, or we may be unable to continue development of the applicable product candidate at all.

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

For some of these reagents, materials, consumables, and equipment, we and our CDMOs currently rely and may in the future rely on sole source vendors or a limited number of vendors. We may be unable to continue to source reagents, materials, consumables, or equipment from any of these vendors for various reasons, including due to regulatory actions or requirements affecting a vendor, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demand from other customers and supply limitations, or quality issues. Additionally, due to global geo-political, economic, and other factors beyond our control, there has been, and there are and may continue to be, a shortage of key materials, consumables, and equipment that are necessary to manufacture our product candidates, including certain consumables such as media, reagents, bags, flasks, and pipette tips, which could affect our or our CDMOs’ ability to obtain the materials, consumables, and equipment necessary to manufacture our product candidates. If any of the foregoing events were to occur, we may experience delays in manufacturing our product candidates, which would harm our ability to conduct future clinical trials and, if approved, commercialize our products and generate product revenues in a timely manner or at all.

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

A limited number of CDMOs specialize in or have the expertise required to manufacture our product candidates or materials used in their manufacture. Moreover, our CDMOs have limited capacity at their facilities and require commitments to secure availability well in advance of manufacturing any products or other materials. Additionally, we face competition from other biopharmaceutical companies to secure manufacturing availability at these facilities. If the CDMOs on which we rely to manufacture our product candidates and other materials do not have sufficient availability at their facilities to do so in accordance with our timelines or are not otherwise able to meet our expected deadlines, we will experience delays in manufacturing our product candidates or other materials necessary for their manufacture. For example, because we rely on, and may continue to rely on, single CDMOs for certain manufacturing activities across multiple programs, any issues we may experience with such a CDMO, including inability to secure manufacturing capacity as and when needed, could result in manufacturing delays across all such programs and harm our ability to timely and successfully complete clinical trials and commercialization of our product candidates. In addition, as described elsewhere in these Risk Factors, we assess and prioritize our programs on an ongoing basis based on various factors. We may not be able to secure manufacturing capacity for certain programs as and when needed and may be required to prioritize manufacturing activities for certain programs over others, which could lead to manufacturing delays and harm our ability to further develop the relevant product candidates. We may also experience similar capacity constraints and manufacturing delays in the future with respect to products we may manufacture at any manufacturing facility we may operate. Further, for each new program or CDMO we engage, or in the case of certain changes to the manufacturing process for a product candidate, the relevant manufacturing process and related know-how must be transferred to the CDMO. This technology transfer is time-consuming and complex. If we are required to switch from an existing CDMO to a new CDMO or to any manufacturing facility we may operate, including to meet cGMP quality requirements or support process lock or larger-scale manufacturing for later-stage clinical trials or potential commercialization, we will need to conduct additional technology transfer activities, which could result in delays in further development of the applicable product candidate.

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

We have entered into, and we expect to enter into in the future, license agreements and other agreements pursuant to which we may obtain access to or acquire intellectual property rights and technologies. These license and acquisition agreements impose, and we expect that future license and acquisition agreements will impose, various diligence, milestone, royalty, and other payment, and other obligations on us. If we fail to comply with our obligations under these agreements, we may be required to pay damages, and the licensor may have the right to terminate the agreement. Any termination of these licenses could result in the loss of significant rights and could harm our ability to develop or advance one of our cell engineering platforms, or develop, manufacture, or commercialize one of our product candidates. See the subsection titled “Business— Key Intellectual Property Agreements” in Part I, Item 1 of this Annual Report for additional information regarding these key agreements.

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

Patents have limited terms, and in many jurisdictions worldwide, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent’s term is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Given the significant amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic therapies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of January 2025 have terms expected to expire on dates ranging from 2028 to 2042, subject to any patent term extensions that may be available. If patents are issued on our patent applications pending as of January 2025, the resulting patents are projected to expire on dates ranging from 2028 to 2045. In addition, although upon issuance in the United States a patent’s term can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution or by failing to timely file a request for patent term adjustment (PTA). A patent term extension based on regulatory delay may also be available in the United States and in certain other foreign jurisdictions. However, in the United States, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension in the United States does not extend to the full scope of the patent’s claims, but instead only as to the scope of the product as approved. The laws governing analogous patent term extensions in foreign jurisdictions vary widely and many differ from the process in the United States. Additionally, we may not receive a patent term extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. If we are unable to obtain a patent term extension for any particular patent, or the term of any such extension is less than we request, the period during which we will have the right to exclude others from using the patent rights will be shortened. Our competitors may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch a biosimilar product earlier than might otherwise be the case, which could reduce our revenue, possibly materially. In general, if we do not have sufficient patent term to protect our platform technologies and product candidates, our business and results of operations will be adversely affected.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, and patent rights in particular. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming, and inherently uncertain. Changes in either the patent laws or related regulations, or interpretation of such laws or regulations, could increase the uncertainties and costs associated with protection of, and may diminish our ability to protect, our inventions and our ability to obtain, maintain, and enforce our intellectual property rights and, more generally, could adversely affect the value of our intellectual property or narrow the scope of or invalidate our owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith Act signed into law on September 16, 2011, and the implementation thereof could increase uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act introduced a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, and provide more efficient and cost-effective avenues for competitors to challenge patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack patents by USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. In addition, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system for filings made after March 2013, under which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. As a result, we must be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our platform technologies, product candidates, and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensors’ patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention if the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Furthermore, the patent position of companies in the biopharmaceutical industry is particularly uncertain. Various courts, including the United States Supreme Court, have rendered decisions that could negatively affect the actual or perceived value of patents, such as recent federal district and appellate court rulings that have narrowed the scope of patent protection available in certain circumstances, weakened the rights of patent owners in certain situations, and in certain cases invalidated patents entirely. For example, in its 2023 decision in Amgen v. Sanofi, the United States Supreme Court held that a functionally-claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal Circuit’s 2023 decision in In re: Cellect, LLC, which considered the interaction of PTAs, terminal disclaimers, and obvious-type double patenting, may negatively affect the patent term of any issued patents that rely on any PTA. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts, the USPTO, and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the United States Supreme Court held that certain claims to naturally occurring substances are not patentable. Although we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by Congress, the federal courts, the USPTO, or the relevant law-making bodies in other countries may impact the value of our patents. For example, the Inflation Reduction Act (IRA) authorizes the Secretary of the Department of Health and Human Services (HHS) to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain whether and to what extent it will affect our longer-term patent strategy or our business. Accordingly, evolving laws in the United States and other countries may adversely affect our and our licensors’ ability to obtain new patents or to enforce existing patents and may facilitate third-party challenges to any of our owned or licensed patents.

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

Disruptions at the FDA and other government agencies caused by funding shortages, global health concerns, or other factors could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products may be affected by a variety of factors, including government budget and funding levels, changes in federal agency leadership, statutory, regulatory, and other governmental changes, including executive actions taken under the new presidential administration, such as those relating to hiring and return-to-office, and policies implemented by the Department of Government Efficiency, the FDA’s ability to hire and retain key personnel, including personnel with the expertise necessary to evaluate product candidates such as ours, and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years. Moreover, these and other factors have increased the uncertainties associated with interpreting the FDA’s guidance and predicting its areas of focus and responses to various issues. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. For example, action by the NIH under the new presidential administration may impact the extent to which NIH grantees can receive funds for indirect costs associated with research activities, and we cannot predict how and the extent to which such action may impact our business. Disruptions at the FDA and other agencies may also extend the time necessary for new biologics or modifications to licensed biologics to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns, staffing shortages, budget restrictions, or other factors such as those described above prevent the FDA or comparable foreign regulatory authorities from conducting their normal operations, such as regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Most significantly, on August 16, 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires, beginning in 2026, manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates, first due in 2023, under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and, beginning in 2025, replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue and update guidance as these programs are implemented. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected ten high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of the IRA and these judicial challenges, as well as other potential judicial challenges against HHS in light of the Supreme Court’s decision to overturn the Chevron doctrine, as described elsewhere in these Risk Factors, on the pharmaceutical industry and our business cannot yet be fully determined, but it is likely to be significant. If we obtain regulatory approval for any of our product candidates, the IRA could substantially and negatively impact the prices we may charge for such products, which could harm our ability to generate revenue and achieve and sustain profitability.

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

In addition, the policies of the FDA and of comparable foreign regulatory authorities may change and additional laws, regulations, and government actions may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative, judicial, or executive action, either in the United States or abroad. In June 2024, the Supreme Court overturned the Chevron doctrine, which gave deference to regulatory agencies' statutory interpretations of ambiguous federal laws in litigation against these agencies, including the FDA. This landmark decision may invite more companies or other stakeholders to bring lawsuits against the FDA to challenge its longstanding decisions and policies, including its statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, and could undermine its authority, increase the difficulty of enforcing FDA regulations, disrupt its normal operations, lead to longer review and decision-making timelines, and lead to uncertainties in the industry, which could delay FDA review of any regulatory submissions we may submit for our product candidates. We cannot predict the full impact of this decision, future challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative, judicial, or other governmental action, in particular under the new presidential administration.

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

On December 13, 2021, Regulation 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU (the Regulation), was adopted in the EU. While the Regulation entered into force in January 2022, from January 31, 2025, or the end of the transition period, any trials approved under the Clinical Trials Directive that continue running must comply with the Regulation, and their sponsors must enter information on the trials in the Clinical Trials Information System. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The Regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, and ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Certain materials we use in our therapeutic research and development efforts, as well as stem cell lines used as starting material in our ex vivo cell engineering product candidates, are derived from human sources, which may contain sensitive identifiable personal information regarding the donor. In addition, we or our partners or vendors may maintain or otherwise have access to sensitive identifiable personal information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who may enroll in our patient assistance programs, if any. We may become subject to further obligations under HIPAA as a result of our access to such information. In addition, the HIPAA Standards for Privacy of Individually Identifiable Health Information and the Security Standards for the Protection of Electronic Protected Health Information under HIPAA and HITECH are the subjects of final and proposed rule amendments, respectively, and we may be required to modify our policies and practices to address them.

In addition, our collection of personal information generally, including information of our employees, human donors, or patients, may subject us to state data privacy laws governing the processing of personal information and requiring notification to affected individuals and state regulators in the event of a data breach involving such personal information. For example, we may be subject to state laws such as the California Consumer Privacy Act (CCPA) and its related regulations, and the California Privacy Rights Act (CPRA), which establish data privacy rights for California residents, with corresponding obligations on businesses related to transparency, deletion, and opt-out of the selling of personal information, and grant a private right of action for individuals in the event of certain security breaches that has increased the likelihood of, and risks associated with, data breach litigation. The CPRA, which became effective on January 1, 2023, significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and imposing new audit requirements for higher risk data. The CPRA also created a state agency that is vested with authority to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Numerous similar laws, and other laws governing privacy and information security, such as Washington’s My Health, My Data Act, have been passed and continue to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive, and personal information than federal, international, or other state laws, and such laws may differ from each other and have potentially conflicting requirements that would make compliance challenging, require us to expend significant resources to achieve compliance, and restrict our ability to process certain personal information.

Any clinical trial programs, including related regulatory filings, and research collaborations that we engage in outside the United States may implicate international laws and regulations concerning data protection and privacy, including those governing various aspects of clinical research and, in the EU, the General Data Protection Regulation (GDPR). The GDPR imposes obligations in relation to the collection, use, sharing, disclosure, transfer, and other processing of data relating to an identifiable living individual within the European Economic Area (EEA), or “personal data,” including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training, and audit. The GDPR imposes stringent operational requirements for data controllers and data processors of personal data. Among other things, the GDPR requires that detailed notices be provided to clinical trial subjects and investigators, as well as maintenance of certain security levels for personal data and notification of data breaches or security incidents to appropriate data protection authorities or data subjects. Further, as a result of the UK’s withdrawal from the EU, we are required to comply with both the GDPR and the GDPR as incorporated into UK national law (UK GDPR) with respect to any clinical trial data generated from the EU and the UK, respectively, which may have differing requirements. We may be subject to diverging requirements under EU member state laws and UK law, such as whether consent can be used as the legal basis for processing of clinical trial data and the roles, responsibilities, and liabilities and respective data protection obligations as between CROs, clinical trial sites, and sponsors. As these laws develop and the rules diverge, we may need to make operational changes to adapt, which could increase our costs and adversely affect our business.

The GDPR and UK GDPR regulate cross-border transfers of personal data out of the EEA and the UK, respectively. Recent legal developments in Europe have created complexity and uncertainty regarding the legality of and requirements with respect to transfers of personal data from the EEA and UK to the United States and other countries in which we or our partners or service providers may operate. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses, which are a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely and expect to rely in the future on the EU standard contractual clauses, the UK Addendum to the EU standard contractual clauses, and the UK International Data Transfer Agreement, as applicable, to transfer personal data outside of the EEA and the UK, including to the United States. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect that the regulatory guidance and enforcement landscape will continue to develop in relation to transfers to the United States and elsewhere. As a result, we may have to make certain operational changes and implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. If we are unable to transfer personal data between and among countries and regions in which we or our partners, collaborators, vendors, or clinical trial sites operate, or face restrictions in doing so, it could adversely affect the manner in which we operate our business, affect the geographical location or segregation of our relevant systems and operations, and adversely affect our financial results.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, including sanctions, treaties, tariffs, taxes, regulatory requirements, and other limitations on cross-border operations, including due to changes that may arise as a result of the new presidential administration. The United States government has and continues to make significant additional changes in United States trade policy and may continue to take future actions that could negatively impact United States trade. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what interactions, including products or services, may be subject to such actions, or what actions may be taken by the other countries in retaliation. If our interactions with parties affected by any such actions are limited or no longer possible, our business, liquidity, financial condition, or results of operations could be materially and adversely affected.

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

Risks Related to Our Limited Operating History, Financial Condition, and Need for Additional Capital

There is substantial doubt as to our ability to continue as a going concern. We may need additional financing to execute our business plan, to fund our operations, and to continue as a going concern. Our disclosure regarding the substantial doubt as to our ability to continue as a going concern may hinder our ability to obtain further financing.

Due to our recurring operating losses and negative cash flows from operations and our dependence on and uncertainty around our ability to obtain additional financing to fund our operations after our current resources are exhausted, management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Annual Report, and there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, and no assurances can be given that additional funding will be available to us on commercially reasonable terms, or at all. If we are unable to raise sufficient capital when needed, our business, financial condition, and results of operations will be materially and adversely affected, and we will need to modify our operational plans to continue as a going concern. If we are unable to obtain sufficient financing, we may be required to delay, reduce the scope of, or cease our research and development programs. Moreover, the reaction of investors to the inclusion of a going concern statement in our financial statements and our potential inability to continue as a going concern could adversely affect the price of our common stock and our ability to raise new capital or enter into collaborative or other transactions.

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

Due to our recurring operating losses and negative cash flows from operations, management has concluded that, as of the date of this Annual Report, there is substantial doubt regarding our ability to continue as a going concern. As of December 31, 2024, we had $152.5 million in cash, cash equivalents, and marketable securities. As described elsewhere in this Annual Report, management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Annual Report, raising substantial doubt as to our ability to continue as a going concern. Accordingly, we will need to raise additional funding in order to execute on our current business plans and strategy. As described elsewhere in these Risk Factors, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all, and the terms of any financing may adversely affect our stockholders. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2022, we entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which we may offer and sell through Cowen shares of our common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of December 31, 2024, we had raised $28.6 million in net proceeds under the ATM facility. Further, on February 12, 2024, we completed an underwritten public offering pursuant to which we sold 21.8 million shares of our common stock, including 4.5 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of our common stock (the Follow-On Offering). Moreover, we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates, and the issuance of additional securities, whether equity, traditional debt, or other debt-like arrangements, by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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
•
the cost, timing, and scope of our manufacturing capabilities, as well as costs associated with the manufacturing of clinical and commercial supplies of our current or future product candidates;
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
•
the impact of global supply chain issues and changing rates of inflation on the costs of laboratory consumables, supplies, and equipment required for our ongoing operations;
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

Our ability to raise additional funds will depend on financial, economic, geo-political, and market conditions and other factors over which we may have no or limited control. Market volatility, including as a result of bank failures, including Silicon Valley Bank (SVB) and Signature Bank (Signature) in 2023, and measures taken in response thereto, and the resulting impact on the broader banking sector, geo-political and economic instability resulting from the escalation in conflict between Russia and Ukraine and in the Middle East, tensions in US-China relations, the aftermath of the COVID-19 pandemic, and the new presidential administration, or other factors, could also adversely impact our ability to access capital as and when needed. Furthermore, we hold significant balances of cash and cash equivalents, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance, exposing such cash balances to additional risk of loss beyond our control. Additional funds may not be available when we need them, on terms and at a cost that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or on terms and at a cost that are acceptable to us, we could be required to:

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

For example, as described elsewhere in these Risk Factors, we implemented the October 2023 portfolio prioritization and associated workforce reduction in order to focus our resources on our ex vivo cell therapy product candidates, and correspondingly, reduce our near-term investment in our fusogen platform, which involved shifting our focus on fusogen to research activities. We will require additional funding and other resources in order to expand preclinical development and initiate clinical development for product candidates derived from our fusogen platform.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, proceeds from any future equity or debt financings, and milestone, royalty, and other payments received under any future licenses, collaborations, or other arrangements. Additional capital may not be available on terms that are reasonable or acceptable to us, if at all. If we raise additional capital through the sale of equity or debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. In addition, any such issuance, or the possibility of such issuance, may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock, and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or acquiring, selling, or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business.

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

We have a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through private placements of our convertible preferred stock and, more recently, through our initial public offering (IPO). We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $266.8 million, $283.3 million, and $269.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1.6 billion, which includes cumulative non-cash charges related to the revaluation of our success payment liabilities and contingent consideration of $2.1 million and $57.7 million, respectively. Our losses have resulted principally from expenses incurred for the research and development of our ex vivo and in vivo cell engineering platforms, management and administrative costs, and other expenses incurred while building our business infrastructure.

We expect our operating losses and expenses will decline in 2025 compared to 2024, excluding one-time items, as a result of our portfolio prioritization in November 2024 and may increase over the longer term if our clinical trials are successful and if we expand our research and development efforts. Our operating losses and expenses are, and will in the future likely be, driven by our ongoing operations and our potential future expanded operations, including if and as we:

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
•
continue to establish our manufacturing capabilities, including through CDMOs and our internal manufacturing capabilities;
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
•
continue to develop, prosecute, and defend our intellectual property portfolio; and
•
continue to incur legal, accounting, and other expenses to operate our business, including the costs associated with operating as a public company.

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

To become and remain profitable, we must succeed in identifying, developing, obtaining regulatory approval for, and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, continuing to discover and develop additional product candidates, manufacturing our product candidates, including accessing manufacturing capacity, obtaining regulatory approval for any product candidates that successfully complete clinical trials, establishing marketing capabilities, and commercializing and ultimately selling any products for which we may obtain regulatory approval. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is sufficient to achieve profitability. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our profitability. If any of the foregoing events were to occur, the value of our shares of common stock could be materially adversely affected.

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

We agreed to make success payments, payable in cash, pursuant to our license agreement with Harvard and contingent consideration and success payments, payable in cash or stock, pursuant to our acquisition agreement with Cobalt. Pursuant to the terms of our license agreement with Harvard, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of December 31, 2024, a Harvard Success Payment had not been triggered. See Note 5, License and collaboration agreements to our consolidated financial statements included elsewhere in this Annual Report for more details on the various per share common stock values that trigger a Harvard Success Payment.

In connection with the Cobalt acquisition, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain pre-defined development milestones and a success payment (Cobalt Success Payment) of $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a BLA or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of December 31, 2024, a Cobalt Success Payment had not been triggered. See Note 4, Acquisitions, to our consolidated financial statements included elsewhere in this Annual Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date.

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

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our balance sheets. Under United States generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development-related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment liabilities and contingent consideration may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements. For example, as of December 31, 2024 and 2023, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was $4.5 million and $12.8 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $109.0 million and $109.6 million, respectively.

For the three and twelve months ended December 31, 2024, we recorded gains of $10.5 million and $8.2 million, respectively, related to the aggregate change in the estimated fair value of the Cobalt Success Payment and Harvard Success Payment liabilities. For the three and twelve months ended December 31, 2024, we recorded gains of $2.9 million and $0.6 million, respectively, related to the change in the estimated fair value of the Cobalt Contingent Consideration. We have incurred net losses since our inception and expect to continue to incur net losses for the foreseeable future. It is possible that future fluctuations in the price of our common stock and market capitalization and the resulting change in the estimated fair value of our success payment liabilities could lead us to record net income in a future period despite us incurring operating losses and negative cash flows during such period. Alternatively, significant stock appreciation during a future period could lead to a significant increase in our recorded GAAP net loss.

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

With the proliferation of new drugs and therapies for our target indications, and as new technologies become available, we expect to face increasingly intense competition. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Any product candidates that we successfully develop and are able to commercialize, including those for the treatment of type 1 diabetes, B-cell mediated autoimmune diseases, and various cancers, will compete with existing therapies and new therapies that may become available in the future, which may include CAR T, cellular, antibody, small molecule, and other types of therapies. The highly competitive nature of and rapid technological changes in the biotechnology and pharmaceutical industries could render our product candidates or our technologies obsolete, less competitive, or uneconomical. Our competitors may, among other things:

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

As of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, beneficially owned, in the aggregate, approximately 68.7% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interests.

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

If our existing stockholders sell, indicate an intention to sell, or there is a perception in the market that they intend to sell, a large number of shares of our common stock, the trading price of our common stock could decline. As of December 31, 2024, 223.9 million shares of our common stock were outstanding, which excludes shares of common stock issued upon exercise of outstanding equity awards, in each case, after December 31, 2024, and 58.4% of such shares were beneficially owned by holders of 5% or more of our common stock. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, applicable lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (Securities Act). If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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
•
general political and economic conditions both within and outside the United States, including changes in interest rates, inflation, geo-political and economic instability resulting from the escalation in conflict between Russia and Ukraine and in the Middle East, tensions in US-China relations, the new presidential administration, and economic and tax policies announced by foreign countries; and
•
other events or factors, many of which are beyond our control.

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

Following the Transition Period, the UK is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and companies established in the UK must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain marketing authorization to commercialize a product in the UK. The MHRA may rely on a decision taken by the European Commission with respect to the approval of a new (centralized procedure) marketing authorization when making a determination with respect to an application for a Great Britain marketing authorization, or use the MHRA’s decentralized or mutual recognition procedures, which enable marketing authorizations approved in EU member states (or Iceland, Liechtenstein, or Norway) to be granted in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals in the UK or EU, as a result of Brexit or otherwise, could prevent us from commercializing our product candidates in the UK or EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other requirements, some of which could be significant, in connection with the importation of our product candidates into the UK or EU, or we may incur expenses in establishing a manufacturing facility in the UK or EU in order to circumvent such requirements. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval for our product candidates in the UK or EU or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability. Any further changes in international trade, tariff, and import/export regulations, as a result of Brexit, the new presidential administration, or otherwise, may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK.

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

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate personnel, including our Vice President, Information Technology, who reports to our Executive Vice President, Chief Technology Officer, and Head of Operations, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train relevant personnel on these safeguards. These efforts are led by our Information Security function. All personnel are expected to engage in security awareness training. We engage third parties to perform security assessments to test our safeguards and, when appropriate, implement modifications to or add new safeguards based on the results of such assessments.

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

In connection with our November 2024 portfolio prioritization, our Vice President, Information Technology assumed from our former Head of Information Security responsibility for assessing and managing our material risks from cybersecurity threats. He has worked in various roles pertaining to Information Technology for more than fifteen years. The processes by which he is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents include the following: vulnerability management, third party risk management, data security management, security awareness training, systems management, operations security, security incident and event management, and incident response management. We use third parties for managed detection and active response to cybersecurity incidents.

Our Vice President, Information Technology provides quarterly briefings to our audit committee regarding our cybersecurity risks and activities, such as any recent cybersecurity incidents and related responses (including those of third parties), if any, and cybersecurity systems testing. Our audit committee provides periodic updates to the board of directors that include any material information included in such briefings. In addition, our Vice President, Information Technology provides annual briefings to our board of directors on cybersecurity risks and activities.

Item 2. Properties.

Washington

Our corporate headquarters are located in Seattle, Washington, where we lease 25,898 square feet of office and laboratory space pursuant to a lease agreement that commenced in March 2019 and expires in December 2026, and includes an option to extend for an additional five-year term. We sublease an additional 22,188 square feet of office and laboratory space in the same building pursuant to a sublease agreement that commenced in September 2020 and expires in April 2028. In June 2022, we entered into a lease agreement for 79,565 square feet of office, laboratory, and manufacturing space located in Bothell, Washington (the Bothell facility). The lease agreement has an initial term of 16 years expiring in January 2039 and includes an option to extend for up to three additional five-year terms.

California

We occupy 66,075 square feet of office, laboratory, and manufacturing space in South San Francisco, California pursuant to a lease agreement that commenced in December 2019 and expires in April 2030, and includes the option to extend for an additional five-year term. We sublease an additional 32,909 square feet of office and laboratory space in the same building pursuant to a sublease agreement that commenced in April 2022 and expires in April 2030.

Massachusetts

We lease 24,386 square feet of office and laboratory space in Cambridge, Massachusetts pursuant to a lease agreement that commenced in March 2019 and expires in June 2027 and sublease an additional 31,563 square feet of similar space in an adjacent building pursuant to a sublease agreement that commenced in January 2020 and expires in February 2028.

We believe that our existing facilities are sufficient for our near-term needs, but we may need additional space if we grow. We believe that suitable additional or alternative spaces will be available in the future on commercially reasonable terms, if required.

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

Holders

As of March 10, 2025, there were approximately 40 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph set forth below compares the cumulative total stockholder return on our shares of common stock between February 4, 2021 (the first day that our common stock began trading on the Nasdaq Global Select Market) and December 31, 2024, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. This graph assumes the investment of $100 on February 4, 2021 in our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends, if any. The graph uses the closing sales price of our common stock of $35.10 per share on February 4, 2021 as the initial value of our common stock. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

*$100 invested on February 4, 2021 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the year ended December 31, 2024.

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

Overview

We were founded on the belief that engineered cells will be one of the most important transformations in medicine over the next several decades. The burden of diseases that can be addressed at their root cause through engineered cells is significant. We view engineered cells as having the potential to be as therapeutically disruptive as biologic drugs to clinical practice, enabling us to repair cells in the body when possible and replace them when needed. We are developing ex vivo and in vivo cell engineering platforms to revolutionize treatment across a broad array of therapeutic areas with unmet treatment needs, including type 1 diabetes, B cell mediated autoimmune diseases, and oncology.

For our ex vivo platform, we have made focused investments in our hypoimmune platform technology, which we refer to as our HIP technology, with the twin goals of engineering allogeneic cells that can "hide" from the patient's immune system to overcome the fundamental challenge of immune rejection and cell persistence, and that we can manufacture at scale. A successful therapeutic requires cells that can engraft, function, and persist in the body, and we believe our approach can unlock a wave of disruptive therapeutics. For in vivo therapies that aim to repair and control genes in the body, a successful product candidate requires both gene modification and in vivo delivery of the therapeutic payload. Of these, we view effective in vivo delivery as the greatest current limitation to dramatically expanding the impact of this class of therapeutics. To this end, our initial focus is on cell-specific delivery of genetic payloads that integrate into the genome of the target cells.

We currently focus our efforts across three areas and have three ongoing clinical trials across multiple disease types and therapeutic areas, including type 1 diabetes (T1D), B cell mediated autoimmune diseases, and B cell malignancies.

•
Type 1 Diabetes: Approximately nine million people suffer from T1D worldwide, and there have been no major novel medicines for the disease since insulin. We are developing SC451, a HIP-modified, stem cell derived pancreatic islet cell therapy, for the treatment of type 1 diabetes. The goal of this therapy is euglycemia, or normal blood glucose, without the need for exogenous insulin injections or immunosuppression. We currently have an ongoing investigator-sponsored first-in-human study (IST) evaluating UP421, an allogeneic, primary islet cell therapy engineered with our HIP technology, in patients with T1D. We expect to share additional data in 2025 and file an investigational new drug application (IND) for SC451 as early as 2026.
•
Allogeneic CAR T cells: We are developing SC291, our HIP-modified allogeneic CD19-directed allogeneic CAR T cell product candidate, in patients with B cell mediated autoimmune diseases. The GLEAM study is a Phase 1 clinical trial evaluating SC291 in patients with lupus nephritis (LN), extrarenal lupus (ERL), and antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis. If successful, SC291 has the potential to benefit patients in a number of additional B cell-mediated autoimmune diseases. We are also studying SC262, our HIP-modified allogeneic CD22-directed CAR T cell product candidate. The VIVID study is a Phase 1 clinical trial evaluating SC262 in patients with relapsed and/or refractory (R/R) B cell malignancies who have received prior CD19-directed CAR T therapy. We are enrolling patients in both the GLEAM and VIVID trials and expect to share data from each study in 2025.
•
In vivo CAR T cells: Using our fusogen platform, which allows for cell-specific, in vivo delivery of various payloads, we are developing our SG299 product candidate, which is a CD8-targeted fusosome that delivers to CD8+ T cells the genetic material to make CD19-directed CAR T cells while avoiding delivery to potentially troublesome tissues such as the liver and gonadal tissue. We plan to develop SG299 in a range of B cell cancers and B cell mediated autoimmune diseases and expect to file an IND for SG299 as early as 2026.

We believe the time is right to develop engineered cell therapies across a broad range of therapeutic areas. Substantial progress in the understanding of genetics, gene editing, protein engineering, stem cell biology, immunology, process analytics, and computational biology have converged to create an opportunity to markedly increase the breadth and depth of the potential impact of cellular medicines. We continue to make progress developing our ex vivo cell engineering platforms – our hypoimmune allogeneic CAR T cell platform and our stem-cell derived platform that also leverages our HIP technology – and our in vivo cell engineering platform. We are in the early stages of development across a broad pipeline of product candidates, which are summarized below:

1Investigator sponsored trial. Abbreviations: AAV, ANCA-associated vasculitis; NHL, non-Hodgkin's lymphoma; SLE, systemic lupus erythematosus; T1D, type 1 diabetes; WW, worldwide.

Each of our programs provides the potential for meaningful standalone value while also supporting our potential ability to further exploit our platforms in a manner that leads to the development of broadly applicable medicines. Based on our current timelines for our lead programs, we believe our cash runway will enable multiple data readouts across our programs in 2025.

In early 2025, we announced positive four-week results from the UP421 IST demonstrating that all primary and secondary endpoints were met. Results of the study at four weeks and preliminary results at 12 weeks after cell transplantation demonstrate the survival and function of pancreatic beta cells as measured by the presence of circulating C-peptide, a biomarker indicating that transplanted beta cells are producing insulin. C-peptide levels also increase with a mixed meal tolerance test (MMTT) during testing at these timepoints, consistent with insulin secretion in response to a meal. Magnetic resonance imaging (MRI) scanning also demonstrated a sustained signal at the site of transplanted cells over time, which is consistent with graft survival. The study identified no safety issues, and the HIP-modified islet cells evaded immune detection. The trial continues to evaluate safety, persistence, and function of the transplanted cells. The 12-week data remain subject to source data verification, after which we and our collaborators at Uppsala University Hospital expect to publish in scientific journals and/or present at scientific conferences more details and longer follow-up from this study in 2025 and beyond.

We continue to make progress on advancing our research- and preclinical-stage product candidates into and through preclinical development and toward potential IND submissions. As certain of our product candidates advance toward potential IND submissions, we are conducting good laboratory practices toxicity studies and establishing necessary scale-up for our manufacturing processes.

Given the depth and breadth of our portfolio, we expect to continue to assess and prioritize our programs on an ongoing basis based on various factors, including internal and external opportunities and constraints, which may result in our decision to advance certain programs ahead or instead of others. For details regarding our product candidates, see the section titled “Business—Overview” in Part I, Item 1 included elsewhere in this Annual Report.

In November 2024, we announced a portfolio prioritization to prioritize clinical and preclinical development in type 1 diabetes, B-cell mediated autoimmune diseases, refractory B-cell malignancies, and the fusogen platform for generating in vivo CAR T cells. We suspended development of SC291, our HIP-modified CD19 allogeneic CAR T therapy, in oncology, and SC379, our glial progenitor cell program, as we seek partnerships for these programs. As part of these efforts, we are winding down the ARDENT Phase 1 clinical trial evaluating SC291 in B-cell malignancies, including non-Hodgkin’s lymphoma and chronic lymphoblastic leukemia. In connection with the portfolio prioritization, we expect to incur approximately $5.8 million of cash-based expenses related to employee severance, benefits, and related costs. We anticipate that the portfolio update and associated workforce reduction will be substantially complete in the first quarter of 2025.

Our ex vivo and in vivo technologies represent an aggregation of years of innovation and technology from multiple academic institutions and companies, including hypoimmune technology licensed from the President and Fellows of Harvard College (Harvard) and The Regents of the University of California, fusogen technology acquired from Cobalt Biomedicine Inc. (Cobalt), and gene editing technology licensed from Beam Therapeutics Inc. (Beam), among others. For details regarding these acquisitions and license and collaboration agreements, see Note 4, Acquisitions and Note 5, License and collaboration agreements, to our consolidated financial statements included in this Annual Report, as well as the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 included elsewhere in this Annual Report.

Our operations to date have included developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, conducting clinical trials of our product candidates, supporting clinical trials of product candidates developed using our technologies, acquiring technologies, staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. We have incurred net losses each year since our inception. Our net losses for the years ended December 31, 2024, 2023, and 2022 were $266.8 million, $283.3 million, and $269.5 million, respectively. As of December 31, 2024, we had an accumulated deficit of $1.6 billion. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations.

As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $152.5 million. We will need to raise additional financing in the near-term and in the future to fund our operations, including the commercialization of any approved product candidates. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, proceeds from any future equity or debt financings, and milestone, royalty, and other payments received under any future licenses, collaborations, or other arrangements. Additional capital may not be available on terms that are reasonable or acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, our business, results of operations, and financial condition would be adversely affected.

Management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Annual Report, and there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on, among other things, our ability to obtain additional funding and appropriately manage the amount of cash used to fund our operations. We plan to address this condition through equity or debt offerings or capital obtained in connection with strategic collaborations or licensing or other arrangements. If we are unable to obtain such financing, we may be required to significantly modify our operational plans by delaying, reducing the scope of, or ceasing our research and development programs.

We expect our operating losses and expenses to decrease in 2025 compared to 2024 as a result of our portfolio prioritization announced in November 2024. Operating expenses may increase over the longer term if our clinical trials are successful and if we expand our research and development efforts. Cost increases would be driven in large part by commencing and advancing our current and future product candidates through clinical trials; identifying additional product candidates; continuing to establish our manufacturing capabilities, including through third-party contract development and manufacturing organizations (CDMOs) and our internal manufacturing capabilities; initiating and advancing preclinical development of our current and future product candidates; advancing and expanding the capabilities of our ex vivo and in vivo cell engineering platforms; acquiring and licensing technologies aligned with our ex vivo and in vivo cell engineering platforms, or modifying the terms of existing acquisition or license arrangements; seeking regulatory approval of our current and future product candidates; engaging in commercialization activities for any of our product candidates for which we obtain marketing approval; increasing our personnel, including those required to support our research, clinical and preclinical development, manufacturing, and potential future commercialization efforts; expanding our operational, financial, and management systems; continuing to develop, prosecute, and defend our intellectual property portfolio; and continuing to incur legal, accounting, or other expenses to operate our business, including the costs associated with being a public company.

We have invested in building world class capabilities in key areas of manufacturing sciences and operations, including development of our cell engineering platforms, product characterization, and process analytics. Our investments also include scaled research solutions, scaled infrastructure, and novel technologies to improve efficiency, characterization, and scalability of manufacturing.

Macroeconomic Considerations

Our business and operations may be negatively affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as changes in trade policies, including sanctions, treaties, tariffs, regulatory requirements, and other limitations on cross-border operations, changes in inflation and fluctuations in interest rates, instability in the banking and financial services sector, declines in consumer confidence, declines in economic growth, uncertainty in the markets, geo-political and economic instability, and tensions in U.S.-China relations. The extent, severity, and duration of the impact of these events and conditions on our business cannot be predicted and may not be fully reflected in our results of operations until future periods. If economic uncertainty continues or increases, or if the global economy worsens, our business, financial condition, and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events and conditions on our business, financial condition, and operating results, see the section of this Annual Report titled “Risk Factors.”

Acquisitions

We have completed various acquisitions since inception. For details regarding our acquisitions, see the section titled “Business—Key Intellectual Property Agreements” and Note 4, Acquisitions, to our consolidated financial statements included elsewhere in this Annual Report.

License and collaboration agreements

We have entered into license and collaboration agreements with various third parties. For details regarding these agreements, see the section titled “Business— Key Intellectual Property Agreements” and Note 5, License and collaboration agreements, to our consolidated financial statements included elsewhere in this Annual Report.

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of December 31, 2024, a Cobalt Success Payment had not been triggered.

See Note 4, Acquisitions to our consolidated financial statements included elsewhere in this Annual Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date. See the subsections below titled “—Success payments” and “—Contingent consideration” for more information on the accounting treatment of the Cobalt Success Payment and Cobalt Contingent Consideration.

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of December 31, 2024, a Harvard Success Payment had not been triggered.

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

Research and development expenses consist of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation, external research and development expenses incurred under arrangements with third parties, including CDMO manufacturing costs (including pass-through costs) and clinical trial costs, costs for laboratory supplies, costs to acquire and license technologies aligned with our ex vivo and in vivo cell engineering platforms, and facility expenses, including rent and depreciation, and allocated overhead costs. The timing and amount of costs to acquire and license technologies in the future cannot be reliably estimated and may fluctuate from quarter to quarter and year to year.

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

Research and development activities account for a significant portion of our operating expenses. As a result of our portfolio prioritization and associated workforce reduction announced in November 2024, we expect our research and development expenses to decrease in 2025 compared to 2024. Research and development expenses may increase over the longer term if our clinical trials are successful and if we expand our research and development efforts. Cost increases, if they occur, would be driven in large part by advancing our current and future product candidates into and through clinical trials; identifying additional product candidates; continuing to establish our manufacturing capabilities, including through third-party CDMOs and our internal manufacturing capabilities; initiating and advancing preclinical development of our current and future product candidates; advancing and expanding the capabilities of our ex vivo and in vivo cell engineering platforms; acquiring and licensing technologies aligned with our ex vivo and in vivo cell engineering platforms, or modifying the terms of existing acquisition or license arrangements; seeking regulatory approval of our current and future product candidates; and increasing our workforce to support our expanded research, clinical, and preclinical development efforts. A change in the outcome of any of these factors could result in a significant change in the costs and timing associated with the development of our product candidates.

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

General and administrative

General and administrative expenses consist of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation for our employees in finance, legal, executive, human resources, and information technology functions, legal and consulting fees, insurance fees, restructuring expenses, and facility costs not otherwise included in research and development expenses. Legal fees include those related to corporate and patent matters. Included in general and administrative expenses for the year ended December 31, 2023, are costs incurred for the early termination of the lease (Fremont lease) for our previously planned manufacturing facility in Fremont, California (Fremont facility).

As a result of our portfolio prioritization and associated workforce reduction commenced in November 2024, we expect our general and administrative expenses to decrease in 2025 compared to 2024. General and administrative expenses may increase over the longer term to support potential expanded research and development activities.

Results of operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$217,564	$268,823	$(51,259)
Research and development related success payments and contingent consideration	(8,881)	(48,981)	40,100
General and administrative	64,040	73,299	(9,259)
Total operating expenses	272,723	293,141	(20,418)
Loss from operations	(272,723)	(293,141)	20,418
Interest income, net	10,471	9,938	533
Other expense, net	(4,507)	(52)	(4,455)
Net loss	$(266,759)	$(283,255)	$16,496

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Research and laboratory	$27,918	$48,468	$(20,550)
Personnel	86,796	106,929	(20,133)
Third-party manufacturing	11,231	20,907	(9,676)
Facility and other allocated costs	60,181	65,941	(5,760)
Impairment of lab equipment and leasehold improvements	1,891	7,014	(5,123)
Clinical development	23,655	11,862	11,793
Other	5,892	7,702	(1,810)
Total research and development expense	$217,564	$268,823	$(51,259)

Research and development expense was $217.6 million and $268.8 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $51.3 million was primarily due to:

•
a decrease of $20.6 million in research expenses primarily due to lower research and development activities;
•
a net decrease of $20.1 million in personnel-related expenses due to lower research and development headcount related to the portfolio prioritizations in the fourth quarters of 2023 and 2024;
•
a decrease of $9.7 million in third-party manufacturing costs for CDMOs;
•
a decrease of $5.8 million in facility and other allocated costs; and
•
a decrease of $5.1 million for impairment of lab equipment and leasehold improvements recorded in 2024 compared to 2023.

These decreases were partially offset by an increase of $11.8 million in clinical development costs.

Research and development related success payments and contingent consideration

The following table summarizes the gains associated with research and development related success payments and contingent consideration for the periods presented:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Cobalt success payment	$(6,924)	$(7,856)	$932
Harvard success payments	(1,319)	(352)	(967)
Contingent consideration	(638)	(40,773)	40,135
Total research and development related success payments and contingent consideration	$(8,881)	$(48,981)	$40,100

The gains related to the change in the estimated fair value of our Cobalt Success Payment were $6.9 million and $7.9 million for the years ended December 31, 2024 and 2023, respectively. The changes in value were primarily due to changes in our market capitalization during the relevant periods, and for 2023, the reduction of our near-term investment in our fusogen program in connection with our portfolio prioritization in the fourth quarter of 2023. The gains related to the change in the estimated fair value of our Harvard Success Payments were $1.3 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. The changes in value were primarily due to changes in our common stock price during the relevant periods. The gains related to the change in the estimated fair value of our Cobalt Contingent Consideration were $0.6 million and $40.8 million for the years ended December 31, 2024 and 2023, respectively. The changes in value were due primarily to changes in the timing and probability of the achievement of milestones during the relevant periods and the discount rates used in the calculations.

General and administrative expenses

General and administrative expenses were $64.0 million and $73.3 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $9.3 million was primarily due to a decrease in legal fees of $3.1 million, a loss on lease termination of $2.7 million associated with the Fremont facility recorded in 2023, a decrease in personnel costs of $2.6 million, a decrease in facility costs of $1.9 million, and a decrease in insurance and consulting fees of $1.1 million. These decreases were partially offset by an increase in non-cash stock-based compensation of $2.0 million.

Interest income, net

Interest income, net, was $10.5 million and $9.9 million for the years ended December 31, 2024 and 2023, respectively, and consisted primarily of interest earned on our cash and marketable securities balances.

Other expense, net

Other expense, net, was $4.5 million and immaterial for the years ended December 31, 2024 and 2023, respectively. The change in value of $4.5 million was due to other-than-temporary impairments of other assets.

Comparison of the years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$268,823	$285,885	$(17,062)
Research and development related success payments and contingent consideration	(48,981)	(84,882)	35,901
General and administrative	73,299	71,561	1,738
Total operating expenses	293,141	272,564	20,577
Loss from operations	(293,141)	(272,564)	(20,577)
Interest income, net	9,938	3,762	6,176
Other expense, net	(52)	(674)	622
Net loss	$(283,255)	$(269,476)	$(13,779)

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Research, development, and laboratory	$60,330	$70,585	$(10,255)
Third-party manufacturing	20,907	27,986	(7,079)
Licensing of technology	1,095	6,873	(5,778)
Personnel	106,929	111,208	(4,279)
Impairment of lab equipment and leasehold improvements	7,014	-	7,014
Facility and other allocated costs	65,941	64,196	1,745
Other	6,607	5,037	1,570
Total research and development expense	$268,823	$285,885	$(17,062)

Research and development expenses were $268.8 million and $285.9 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $17.1 million was primarily due to:

•
a decrease of 10.3 million in research and laboratory costs, primarily due to our portfolio prioritizations in 2022 and 2023, partially offset by an increase in clinical development costs as more programs moved into the clinic;
•
a decrease of $7.1 million in third-party manufacturing costs for CDMOs, including pass-through costs for materials;
•
a decrease of $5.8 million in costs to license technology for our CD22 and BCMA programs; and
•
a decrease of $4.3 million in personnel-related costs, including $3.3 million in non-cash stock-based compensation expense.

These decreases were partially offset by $7.0 million for the impairment of certain lab equipment and leasehold improvements, primarily related to the portfolio prioritization in October 2023.

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

The gains related to the change in the estimated fair value of our Cobalt Success Payment were $7.9 million and $69.3 million for the years ended December 31, 2023 and 2022, respectively. The changes in value were primarily due to changes in our market capitalization during the relevant periods, and for 2023, the reduction of our near-term investment in our fusogen program in connection with our portfolio prioritization in the fourth quarter of 2023. The gains related to the change in the estimated fair value of our Harvard Success Payments were $0.3 million and $12.2 million for the years ended December 31, 2023 and 2022, respectively. The changes in value were primarily due to changes in our common stock price during the relevant periods. The gains related to the change in the estimated fair value of our Cobalt Contingent Consideration were $40.8 million and $3.4 million for the years ended December 31, 2023 and 2022, respectively. The changes in value were primarily due to the reduction of our near-term investment in our fusogen programs, including delaying the IND for SG299, which impacted the timing and probability of the achievement of milestones.

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

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of December 31, 2024, we had $152.5 million in cash, cash equivalents, and marketable securities. To date we have raised an aggregate of approximately $1.5 billion in net proceeds from sales of common stock and private placements of our convertible preferred stock.

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

Future funding requirements

We expect to incur additional losses for the foreseeable future as we conduct our research and development efforts, including conducting clinical trials and preclinical studies, developing new product candidates, continuing to establish internal and external manufacturing capabilities, and funding our operations generally. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.

Management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Annual Report, and there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on, among other things, our ability to obtain additional funding and appropriately manage the amount of cash used to fund our operations. We plan to address this condition through equity or debt offerings or capital obtained in connection with strategic collaborations or licensing or other arrangements. If we are unable to obtain such financing, we may be required to significantly modify our operational plans by delaying, reducing the scope of, or ceasing our research and development programs.

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
•
the cost, timing, and scope of our manufacturing capabilities, as well as costs associated with the manufacturing of clinical and commercial supplies of our current and future product candidates;
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
•
the impact of global supply chain issues and changing rates of inflation on the costs of laboratory consumables, supplies, and equipment required for our ongoing operations;
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

Until such time, if ever, as we can generate significant revenue from product sales, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, proceeds from any future equity or debt financings, and milestone, royalty, and other payments received under any future licenses, collaborations, or other arrangements. In the event that additional financing is required, we may not be able to raise it on terms that are acceptable to us or at all. Our ability to raise additional financing may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from public health crises, the escalation in conflict in Ukraine and the Middle East, or other regions, changes in inflation, interest rate uncertainty, disruptions in global trade caused by political tensions and conflicts between countries, and other factors creating market risk. Bank failures have also caused increased concerns about liquidity in the broader financial services industry, and our business, business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. If we raise additional funds through the issuance of equity or convertible debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock, and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or acquiring, selling, or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business. If we raise funds through strategic collaborations or licensing or other arrangements, we may have to relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from various factors beyond our control. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(223,153)	$(253,582)	$(290,050)
Investing activities	17,453	172,012	210,562
Financing activities	199,749	31,646	4,913
Net decrease in cash, cash equivalents, and restricted cash	$(5,951)	$(49,924)	$(74,575)

Operating activities

During the year ended December 31, 2024, net cash used in operating activities was $223.2 million, consisting primarily of net loss of $266.8 million and the change in net operating assets and liabilities of $1.2 million, offset by non-cash charges of $44.8 million. The non-cash charges of $44.8 million consisted of non-cash stock-based compensation expense of $37.7 million and depreciation expense of $17.4 million, offset by gains of $8.2 million and $0.6 million for revaluation of our success payment liabilities and contingent consideration, respectively, and other non-cash charges of $1.5 million.

During the year ended December 31, 2023, net cash used in operating activities was $253.6 million, consisting primarily of net loss of $283.3 million, the change in net operating assets and liabilities of $18.6 million, and non-cash charges of $11.1 million. The non-cash charges of $11.1 million consisted of non-cash stock-based compensation expense of $35.5 million and depreciation expense of $24.6 million, which includes $7.0 million for the impairment of certain lab equipment and leasehold improvements which were primarily related to the portfolio prioritization in the fourth quarter of 2023, partially offset by gains of $40.8 million and $8.2 million for revaluation of our success payment liabilities and contingent consideration, respectively.

During the year ended December 31, 2022, net cash used in operating activities was $290.1 million, consisting primarily of net loss of $269.5 million, the change in net operating assets and liabilities of $7.5 million, and non-cash charges of $28.1 million. The non-cash charges of $28.1 million consisted of gains of $81.5 million and $3.4 million for revaluation of our success payment liabilities and contingent consideration, respectively, non-cash stock-based compensation expense of $38.3 million, depreciation expense of $15.6 million, and other non-cash charges of $2.9 million.

Investing activities

Cash provided by investing activities was $17.5 million, $172.0 million, and $210.6 million during the years ended December 31, 2024, 2023, and 2022, respectively. For the years ended December 31, 2024, 2023, and 2022, this consisted of net purchases and maturities of marketable securities of $50.9 million, $192.0 million, and $231.5 million, respectively, offset by the purchase of property and equipment of $33.4 million, $20.0 million, and $20.9 million, respectively.

Financing activities

During the year ended December 31, 2024, cash provided by financing activities was $199.7 million, consisting primarily of net proceeds from issuance of common stock of $181.0 million, $11.0 million in proceeds from our employee stock purchase program and the exercise of stock options, and net proceeds of $7.7 million from a loan to fund tenant improvements for our manufacturing facility in Bothell, Washington.

During the year ended December 31, 2023, cash provided by financing activities was $31.6 million, consisting primarily of net proceeds from issuance of common stock of $27.0 million and $4.6 million in proceeds from our employee stock purchase program and the exercise of stock options.

During the year ended December 31, 2022, cash provided by financing activities was $4.9 million, consisting primarily of proceeds from our employee stock purchase program and the exercise of stock options.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2024:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$21,769	$41,862	$28,769	$79,380	$171,780

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of December 31, 2024 are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” for more information about these payment obligations.

We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock, pursuant to the terms and conditions in the Cobalt acquisition agreement, and up to an aggregate of $175.0 million in success payments to Harvard, payable in cash. See the subsection below titled “—Critical accounting policies and significant judgments and estimates—Success payments” and Note 4, Acquisitions, and Note 5, License and collaboration agreements, to our consolidated financial statements located elsewhere in this Annual Report for more information on the success payments. As of December 31, 2024, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain, and therefore any related payments are not included in the table above.

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

See Note 12, Stock-based compensation to our consolidated financial statements included elsewhere in this Annual Report for information concerning certain specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2024, 2023, and 2022. Such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change or we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

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

Interest rate risk

As of December 31, 2024, we had cash, cash equivalents, and restricted cash of $131.4 million, which consisted of bank deposits and money market funds, and also had marketable securities of $24.9 million. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. As of December 31, 2024, we had no debt outstanding that is subject to interest rate variability.

Market capitalization and common stock price sensitivity

We agreed to make a success payment to Cobalt based on our market capitalization payable in cash or stock, and success payments to Harvard based on increases in the per share fair market value of our common stock, payable in cash.

As of December 31, 2024, the estimated aggregate fair value of the success payment liabilities was $4.5 million. For the twelve months ended December 31, 2024, we recorded a gain of $8.2 million related to the aggregate change in the estimated fair value of our success payment liabilities.

Changes in our market capitalization and the fair value of our common stock as of each balance date may have a relatively large change in the estimated valuation of the success payment liabilities and resulting expense or gain. For example, for the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization as of December 31, 2024 from $365.0 million to $438.0 million would have decreased the gain recorded in the year ended December 31, 2024 by $1.1 million to $8.1 million. A hypothetical 20% decrease in our market capitalization from $365.0 million to $292.0 million would have increased the gain recorded in the year ended December 31, 2024 by $1.0 million to $10.2 million. For the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price as of December 31, 2024 from $1.63 per share to $1.96 per share would have decreased the gain recorded in the year ended December 31, 2024 by $0.1 million to $1.2 million. A hypothetical 20% decrease in the common stock price from $1.63 per share to $1.30 per share would have increased the gain recorded in the year ended December 31, 2024 by $0.1 million to $1.4 million.

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

Item 8. Financial Statements and Supplementary Data.

SANA BIOTECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sana Biotechnology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sana Biotechnology, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Seattle, Washington

March 17, 2025

Sana Biotechnology, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$127,566	$133,517
Marketable securities	24,931	71,678
Restricted cash	3,832	3,832
Prepaid expenses and other current assets	4,479	4,488
Total current assets	160,808	213,515
Property and equipment, net	77,308	70,689
Operating lease right-of-use assets	57,961	74,903
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	5,121	6,370
TOTAL ASSETS	$501,020	$565,299
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,210	$4,108
Accrued compensation	14,449	23,722
Accrued expenses and other current liabilities	13,240	23,462
Operating lease liabilities	12,534	13,195
Total current liabilities	45,433	64,487
Operating lease liabilities, net of current portion	81,663	90,901
Contingent consideration	108,968	109,606
Success payment liabilities	4,556	12,799
Other non-current liabilities	9,896	-
Total liabilities	250,516	277,793
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; zero shares issued and outstanding as of December 31, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; 750,000 shares authorized; 223,923 and 197,857 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	22	20
Additional paid-in capital	1,855,318	1,625,637
Accumulated other comprehensive income (loss)	14	(60)
Accumulated deficit	(1,604,850)	(1,338,091)
Total stockholders' equity	250,504	287,506
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$501,020	$565,299

See accompanying notes.

Sana Biotechnology, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Operating expenses:
Research and development	$217,564	$268,823	$285,885
Research and development related success payments and contingent consideration	(8,881)	(48,981)	(84,882)
General and administrative	64,040	73,299	71,561
Total operating expenses	272,723	293,141	272,564
Loss from operations	(272,723)	(293,141)	(272,564)
Interest income, net	10,471	9,938	3,762
Other expense, net	(4,507)	(52)	(674)
Net loss	$(266,759)	$(283,255)	$(269,476)
Net loss per common share – basic and diluted	$(1.16)	$(1.46)	$(1.43)
Weighted-average number of common shares – basic and diluted	230,891	194,541	188,344

See accompanying notes.

Sana Biotechnology, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(266,759)	$(283,255)	$(269,476)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	74	4,267	(2,961)
Total comprehensive loss	$(266,685)	$(278,988)	$(272,437)

See accompanying notes.

Sana Biotechnology, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	184,929	$18	$1,515,210	$(1,366)	$(785,360)	$728,502
Issuance of common stock from at the market offering, net of issuance costs of $625	149	-	601	-	-	601
Vesting of restricted stock	4,395	1	-	-	-	1
Exercise of stock options	1,062	-	2,253	-	-	2,253
Issuance of common stock related to employee stock purchase plan	487	-	2,058	-	-	2,058
Stock-based compensation expense	-	-	38,337	-	-	38,337
Unrealized loss on marketable securities, net	-	-	-	(2,961)	-	(2,961)
Net loss	-	-	-	-	(269,476)	(269,476)
Balance as of December 31, 2022	191,022	$19	$1,558,459	$(4,327)	$(1,054,836)	$499,315
Issuance of common stock from at the market offering, net of issuance costs of $1,213	4,586	1	27,019	-	-	27,020
Vesting of restricted stock	443	-	-	-	-	-
Exercise of stock options	1,146	-	2,020	-	-	2,020
Issuance of common stock related to employee stock purchase plan	660	-	2,606	-	-	2,606
Stock-based compensation expense	-	-	35,533	-	-	35,533
Unrealized gain on marketable securities, net	-	-	-	4,267	-	4,267
Net loss	-	-	-	-	(283,255)	(283,255)
Balance as of December 31, 2023	197,857	$20	$1,625,637	$(60)	$(1,338,091)	$287,506
Issuance of common stock from at the market offering, net of issuance costs of $158	150	-	992	-	-	992
Issuance of common stock from follow-on offering and accompanying pre-funded warrants, net of issuance costs of $9,741	21,773	2	180,006	-	-	180,008
Vesting of restricted stock	966	-	-	-	-	-
Exercise of stock options	2,643	-	9,493	-	-	9,493
Issuance of common stock related to employee stock purchase plan	534	-	1,512	-	-	1,512
Stock-based compensation expense	-	-	37,678	-	-	37,678
Unrealized gain on marketable securities, net	-	-	-	74	-	74
Net loss	-	-	-	-	(266,759)	(266,759)
Balance as of December 31, 2024	223,923	$22	$1,855,318	$14	$(1,604,850)	$250,504

See accompanying notes.

Sana Biotechnology, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net loss	$(266,759)	$(283,255)	$(269,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment of long-lived assets	17,391	24,557	15,625
Stock-based compensation expense	37,678	35,533	38,337
Change in the estimated fair value of contingent consideration	(638)	(40,773)	(3,364)
Change in the estimated fair value of success payment liabilities	(8,243)	(8,208)	(81,518)
Non-cash expense for operating lease right-of-use assets	9,681	13,265	12,106
Other non-cash items, net	(11,078)	(13,312)	(9,302)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,513)	8,143	(5,988)
Operating lease right-of-use assets and liabilities	9,341	10,959	1,562
Accounts payable	1,377	1,027	1,058
Accrued expenses and other liabilities	(8,390)	(1,518)	10,910
Net cash used in operating activities	(223,153)	(253,582)	(290,050)
INVESTING ACTIVITIES:
Purchases of marketable securities	(226,064)	(157,744)	(78,688)
Proceeds from maturities of marketable securities	276,947	349,788	310,126
Purchases of property and equipment	(33,430)	(20,032)	(20,876)
Net cash provided by investing activities	17,453	172,012	210,562
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and exercise of stock options	11,005	4,626	4,312
Proceeds from issuance of common stock from equity financings, net	181,000	27,020	601
Proceeds from tenant improvement loan, net	7,744	-	-
Net cash provided by financing activities	199,749	31,646	4,913
Net decrease in cash, cash equivalents, and restricted cash	(5,951)	(49,924)	(74,575)
Cash, cash equivalents, and restricted cash at beginning of period	137,349	187,273	261,848
Cash, cash equivalents, and restricted cash at end of period	$131,398	$137,349	$187,273
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	$127,566	$133,517	$176,765
Restricted cash	3,832	3,832	6,100
Long-term restricted cash	-	-	4,408
Total cash, cash equivalents, and restricted cash	$131,398	$137,349	$187,273
SUPPLEMENTAL CASH FLOW INFORMATION:
Operating lease right-of-use assets obtained in exchange for lease obligations	$-	$8,984	$21,073
Purchases of property and equipment included in accounts payable and accrued liabilities	$-	$9,471	$1,234
Cash received for tenant improvement allowances	$7,509	$12,547	$2,014
Derecognition of operating lease right-of-use asset for lease termination	$-	$(14,204)	$-
Derecognition of operating lease right-of-use asset for lease modification	$(7,261)	$-	$(12,801)

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

In August 2022, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as sales agent, pursuant to which it may offer and sell through Cowen up to $150.0 million in shares of the Company’s common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). As of December 31, 2024, the Company sold an aggregate of 4.9 million shares of the Company's common stock under the ATM facility for net proceeds of $28.6 million, after deducting commissions and expenses.

In November 2024, the Company announced a portfolio prioritization to prioritize clinical and preclinical development in type 1 diabetes, B-cell mediated autoimmune diseases, refractory B-cell malignancies, and the fusogen platform for generating in vivo CAR T cells. The Company suspended development of SC291, the Company's HIP-modified CD19 allogeneic CAR T therapy, in oncology and SC379, its glial progenitor cell program, as it seeks partnerships for these programs. The portfolio prioritization resulted in a workforce reduction of approximately 45%. During the year ended December 31, 2024, the Company recognized $5.8 million of cash-based expenses related to employee severance, benefits, and related costs. The Company anticipates that the portfolio update and associated workforce reduction will be substantially complete in the first quarter of 2025.

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of December 31, 2024, the Company had cash, cash equivalents, and marketable securities of $152.5 million, and an accumulated deficit of $1.6 billion, which includes cumulative non-cash charges related to the revaluation of the success payment liabilities and contingent consideration of $2.1 million and $57.7 million, respectively. Management has determined that the Company's current capital resources may not be sufficient to fund its planned operations for at least one year from the date of this Annual Report, and there is substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on, among other things, its ability to obtain additional funding and appropriately manage the amount of cash used to fund its operations. The Company plans to address this condition through proceeds from additional equity or debt financings or capital obtained in connection with strategic collaborations or licensing or other arrangements. If the Company is unable to obtain such financing, it may be required to modify its operational plans by delaying, reducing the scope of, or ceasing its research and development programs.

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

The Company’s financial instruments include cash and cash equivalents, short- and long-term marketable securities, accounts payable, contingent consideration, success payment liabilities, and other accrued liabilities. The carrying amounts of cash, cash equivalents, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. To the extent the valuation of financial instruments is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. See Note 7, Fair value measurements for more information on how the Company determines fair value.

Property and equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are depreciated over the lesser of their useful lives or the remaining life of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is recorded in research and development expenses in the period realized. During the fourth quarters of 2024 and 2023, the Company recognized $1.9 million and $7.0 million, respectively, in research and development expenses for the impairment of certain lab equipment and leasehold improvement as a result of the portfolio prioritizations in the fourth quarters of 2024 and 2023. Repairs and maintenance are expensed as incurred.

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

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment annually or when a triggering event occurs that could indicate a potential impairment. The evaluation for impairment includes assessing qualitative factors or performing a quantitative analysis to determine whether it is more-likely-than-not that the fair value of net assets is below the carrying amount. As of December 31, 2024, the Company had goodwill of $140.6 million related to its acquisition of Cobalt Biomedicine, Inc. (Cobalt) in 2019 (the Cobalt acquisition), which represents the excess of the purchase price over the estimated fair value of the net assets acquired. There have been no impairments of goodwill since the acquisition.

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

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration). See Note 4, Acquisitions for more details on the Cobalt Consideration.

Success payments

The Company agreed to pay success payments to Cobalt (Cobalt Success Payment) pursuant to the terms of its acquisition agreement with Cobalt and to the President and Fellows of Harvard College (Harvard) (Harvard Success Payments) pursuant to the terms of its exclusive license agreement with Harvard. See Note 4, Acquisitions and Note 5, License and collaboration agreements for more details on the success payments.

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

Research and development expense

The Company records expense for research and development costs as incurred. Nonrefundable, advance payments for goods or contracts for services are deferred, and expense is recognized in the period in which the goods are received or the services are rendered. Research and development expense consists of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation, external research and development expenses incurred under arrangements with third parties, including CDMO manufacturing costs (including pass-through costs), clinical trial costs, costs for laboratory supplies, costs to acquire and license technologies aligned with the Company’s ex vivo and in vivo cell engineering platforms, facility expenses, including rent, depreciation, and costs related to the impairment of certain lab equipment and leasehold improvements, and other allocated expenses.

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

General and administrative expenses

General and administrative expenses consist of personnel costs, including salaries, benefits, and non-cash stock-based compensation, for employees in finance, legal, executive, human resources, information technology, and other administrative functions, legal and consulting fees, recruiting costs, restructuring expenses, and facility costs not otherwise included in research and development expenses. Legal fees include those related to corporate and patent matters. Included in general and administrative expenses for the year ended December 31, 2023 are costs incurred for the early termination of the Company's lease (Fremont lease) for its previously planned manufacturing facility in Fremont, California (Fremont facility).

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the adoption of any recently issued standards has had or may have a material impact on its consolidated financial statements or disclosures.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment, among other disclosure requirements. The Company adopted the guidance in the fiscal year 2024. There was no impact on the Company's reportable segment identified and additional required disclosures have been included in Note 3, Segment reporting, to the Company's consolidated financial statements included in this Annual Report.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This ASU is effective for the Company's fiscal year 2025. Early adoption is permitted. The Company is currently evaluating income tax disclosures related to its annual report for fiscal year 2025.

3. Segment reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (CODM), the Company's Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment. When evaluating the Company's financial performance, the CODM reviews total expenses and expenses by function. Further, the CODM reviews the segment's assets based on total assets reported on the consolidated balance sheet.

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Twelve months ended December 31,
	2024	2023	2022

Operating expenses:
Research and laboratory	$51,133	$85,197	$105,482
Technical operations and manufacturing	39,713	52,359	55,621
Clinical development	35,389	27,370	22,093
Facility costs	49,429	54,778	49,186
Support functions	45,587	54,355	51,390
Stock-based compensation	37,678	35,533	36,397
Portfolio prioritization costs	5,840	5,203	8,704
Other(1)	16,835	27,327	28,573
Research and development related success payments and contingent consideration	(8,881)	(48,981)	(84,882)
Total operating expenses	272,723	293,141	272,564
Loss from operations	(272,723)	(293,141)	(272,564)
Interest income, net	10,471	9,938	3,762
Other expense, net	(4,507)	(52)	(674)
Net loss	$(266,759)	$(283,255)	$(269,476)

(1) Other segment expenses includes licensing costs, consulting fees, business taxes, insurance costs, impairment of certain lab equipment and leasehold improvements for the years ended December 31, 2024 and 2023, and costs incurred for the early termination of the Fremont lease for the year ended December 31, 2023.

4. Acquisitions

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

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company has an obligation to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon the achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a program based on the fusogen technology in a clinical trial pursuant to an investigational new drug application, or has filed, or received approval for, a biologics license application or new drug application for a product developed using the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control of the Company if at least one of the Company’s programs based on the fusogen technology is an active research program at the time of such change of control. If the Company’s market capitalization is below $8.1 billion as of the date of a change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of December 31, 2024, a Cobalt Success Payment had not been triggered.

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value with changes in fair value recognized in research and development related success payments and contingent consideration. As of December 31, 2024 and 2023, the estimated fair value of the Cobalt Success Payment liability was $4.2 million and $11.2 million, respectively, and was recorded in long-term liabilities. In connection with the change in estimated fair value of the Cobalt Success Payment, the Company recognized gains of $6.9 million, $7.9 million, and $69.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024 and 2023, the estimated fair value of the Cobalt Contingent Consideration was $109.0 million and $109.6 million, respectively, and was recorded in long-term liabilities. In connection with the change in estimated fair value of the Cobalt Contingent Consideration, the Company recognized gains of $0.6 million, $40.8 million, and $3.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

5. License and collaboration agreements

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

Under the terms of the agreement, the Company paid to Harvard aggregate consideration of $12.0 million, comprising $9.0 million in common stock and $3.0 million in cash. Additionally, the Company may be required to pay to Harvard up to an aggregate of $175.0 million in success payments, payable in cash, based on increases in the fair value of the Company’s common stock. The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard would be credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of December 31, 2024, a Harvard Success Payment had not been triggered.

The following table summarizes the potential success payments and common stock price required for payment:

Multiple of Equity Value at Issuance	5x	10x	20x	30x	40x
Per share common stock price required for payment	$20.00	$40.00	$80.00	$120.00	$160.00
Success payment(s) (in millions)	$5.0	$15.0	$30.0	$50.0	$75.0

The Harvard Success Payment liabilities are carried at fair value, with the initial value and changes in fair value recognized in research and development related success payments and contingent consideration. As of December 31, 2024 and December 31, 2023, the estimated fair value of the Harvard Success Payment liability was $0.3 million and $1.6, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Harvard Success Payment liability, the Company recognized gains of $1.3 million, $0.3 million, and $12.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

6. Restricted cash

The Company maintains standby letters of credit that are collateralized with a bank account at a financial institution in accordance with certain lease agreements. The aggregate amount of such standby letters of credit was $3.8 million as of December 31, 2024 and 2023, respectively.

7. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$66,641	$-	$-	$66,641
U.S. government and agency securities	Level 2	25,237	5	-	25,242
Total cash equivalents		91,878	5	-	91,883
Short-term marketable securities:
U.S. government and agency securities	Level 2	19,137	7	-	19,144
Corporate debt securities	Level 2	5,785	2	-	5,787
Total short-term marketable securities		24,922	9	-	24,931
Total financial assets		$116,800	$14	$-	$116,814
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	108,968	-	-	108,968
Success payment liabilities	Level 3	4,556	-	-	4,556
Total long-term financial liabilities		113,524	-	-	113,524
Total financial liabilities		$113,524	$-	$-	$113,524

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$70,315	$-	$-	$70,315
U.S. government and agency securities	Level 2	33,091	3	-	33,094
Corporate debt securities	Level 2	1,062	-	-	1,062
Total cash equivalents		104,468	3	-	104,471
Short-term marketable securities:
U.S. government and agency securities	Level 2	57,924	7	(78)	57,853
Corporate debt securities	Level 2	13,817	9	(1)	13,825
Total short-term marketable securities		71,741	16	(79)	71,678
Other assets	Level 3	359	-	-	359
Total financial assets		$176,568	$19	$(79)	$176,508
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	109,606	-	-	109,606
Success payment liabilities	Level 3	12,799	-	-	12,799
Total long-term financial liabilities		122,405	-	-	122,405
Total financial liabilities		$122,405	$-	$-	$122,405

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

There were no available-for-sale debt securities in a material loss position as of December 31, 2024 and 2023. The Company determined that there was no material change in the credit risk of the investments during the year ended December 31, 2024. As such, an allowance for credit losses has not been recognized. As of December 31, 2024, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of December 31, 2024, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of December 31, 2024 and 2023, the balance in accumulated other comprehensive loss included net unrealized gains (losses) related to the Company’s available-for-sale debt securities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2023	$109,606	$11,160	$1,639
Changes in fair value – expense	5,384	27,920	4,703
Balance as of March 31, 2024	114,990	39,080	6,342
Changes in fair value – gain	(3,369)	(20,687)	(3,888)
Balance as of June 30, 2024	111,621	18,393	2,454
Changes in fair value – expense (gain)	235	(4,909)	(823)
Balance as of September 30, 2024	111,856	13,484	1,631
Changes in fair value – gain	(2,888)	(9,248)	(1,311)
Balance as of December 31, 2024	$108,968	$4,236	$320

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

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	December 31, 2024		December 31, 2023
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	11.3% – 12.3%	11.9%	11.7% – 12.4%	11.9%
Probability of milestone achievement	5.0% –55.0%	25.7%	5.0% – 55.0%	25.7%

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

The fair values of the Cobalt Success Payments and Harvard Success Payments were calculated using the following unobservable inputs:

	December 31, 2024		December 31, 2023
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	75.0%	75.0%	72.5%	72.5%
Expected term (years)	14.1	6.2	15.1	7.2

8. Property and equipment, net

Property and equipment, net consists of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Laboratory equipment	$52,957	$51,643
Leasehold improvements	33,344	31,361
Construction in progress	40,337	26,332
Computer equipment, software, and other	4,836	3,124
Total property and equipment, at cost	131,474	112,460
Less: Accumulated depreciation	(54,166)	(41,771)
Property and equipment, net	$77,308	$70,689

Depreciation expense was $17.4 million, $24.6 million, and $15.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. Depreciation expense for the years ended December 31, 2024 and 2023 includes $1.9 million and $7.0 million, respectively, for the impairment of certain lab equipment and leasehold improvements which were primarily related to the portfolio prioritizations in the fourth quarters of 2024 and 2023.

9. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Accrued compensation:
Accrued bonuses	$7,704	$14,379
Accrued paid time off	3,151	4,731
Accrued payroll	3,021	3,936
Other accrued compensation	573	676
Total accrued compensation	$14,449	$23,722
Accrued expenses and other current liabilities:
Accrued research and development services	$10,493	$10,110
Accrued professional fees	993	1,470
Accrued property and equipment	-	9,200
Other accrued current liabilities	1,754	2,682
Total accrued expenses and other current liabilities	$13,240	$23,462

10. Commitments and contingencies

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

In June 2022, the Company entered into a lease agreement for 79,565 square feet of office, laboratory, and manufacturing space located in Bothell, Washington (the Bothell facility). The initial term of the lease expires in February 2039, with the option to extend the lease for up to three additional five-year terms. The lease agreement also provides for up to $19.9 million for reimbursement of tenant improvements, as well as an additional $8.0 million loan for tenant improvements, available at the Company’s election, which the Company would be obligated to repay to the landlord monthly over the initial term of the lease with interest at a rate of 6.5% per year (the Tenant Improvement Loan). The Company elected to receive the Tenant Improvement Loan in the second quarter of 2024. As of December 31, 2024, $0.3 million was included in accrued expenses and other current liabilities and $7.4 million was included in other non-current liabilities. The Company is obligated to pay base rent of approximately $68.8 million over the initial term of the lease. In accordance with the lease agreement, the Company has obtained a letter of credit in the amount of $1.6 million.

In April 2024, the Company amended the terms of certain agreements for its vivarium spaces in Cambridge, Massachusetts and South San Francisco, California, which resulted in these agreements no longer requiring recognition on the balance sheet. In the second quarter of 2024, the Company derecognized the remaining balances related to the right-of-use asset and lease liability of $6.4 million and $6.2 million, respectively.

The following table contains additional information related to the Company’s operating leases:

Location	Use	Approximate Square Footage	Commencement Dates	Expiration Dates
Seattle, WA	Office/Laboratory	48,000	March 2019 to September 2020	December 2026 to April 2028
Cambridge, MA	Office/Laboratory	56,000	March 2019 to January 2020	June 2027 to February 2028
South San Francisco, CA	Office/Laboratory	99,000	December 2019 to April 2022	April 2030
Rochester, NY	Office/Laboratory	3,000	January 2022	January 2027
Bothell, WA	Office/Laboratory/ Manufacturing	80,000	January 2023	January 2039

Throughout the term of each lease agreement, the Company is responsible for paying, in addition to base rent, certain operating costs, such as common area maintenance, taxes, utilities, and insurance. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

The following table summarizes the Company’s lease costs:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Operating lease cost	$18,540	$27,277	$23,881
Short-term lease cost	4,669	-	-
Variable lease cost	8,505	7,527	7,193
Total lease cost	$31,714	$34,804	$31,074

As of December 31, 2024, the weighted-average remaining lease term was 9.6 years and the weighted-average IBR was 11.5%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year to the present value of the operating lease liabilities as of December 31, 2024 (in thousands):

2025	$21,769
2026	22,473
2027	19,389
2028	14,698
2029	14,071
2030 and thereafter	79,380
Total undiscounted lease payments	171,780
Less: imputed interest	(77,583)
Present value of operating lease liabilities	94,197
Less: current portion of operating lease liabilities	$(12,534)
Operating lease liabilities, net of current portion	$81,663

11. Stockholders’ equity

In February 2024, the Company completed an underwritten public offering pursuant to which it sold 21.8 million shares of its common stock, including 4.5 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of its common stock, for net proceeds of approximately $180.0 million, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants have an exercise price of $0.0001 per share of common stock. As the pre-funded warrants are indexed to the Company’s common stock and otherwise meet the requirements to be classified in equity, the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheet. The pre-funded warrants are exercisable at any time; however, the holders of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. During the twelve months ended December 31, 2024, no pre-funded warrants were exercised.

In August 2022, the Company entered into a sales agreement with Cowen, acting as sales agent, pursuant to which it may offer and sell through Cowen up to $150.0 million in shares of the Company's common stock from time to time in a series of one or more at the market equity offerings. As of December 31, 2024, the Company sold an aggregate of 4.9 million shares of the Company's common stock under the ATM facility, and received $28.6 million in net proceeds, after deducting commissions and expenses.

12. Stock-based compensation

Equity incentive plans

In February 2021, the Company adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (2021 ESPP), both of which became effective on the completion of the Company’s initial public offering. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering period or on the purchase date. As of December 31, 2024, 24.6 million shares and 6.0 million shares were available for future issuance under the 2021 Plan and the 2021 ESPP, respectively.

Stock-based compensation expense

Stock-based compensation expense is recognized in the consolidated statements of operations as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Research and development	$23,365	$23,240	$26,583
General and administrative	14,313	12,293	11,754
Total stock-based compensation expense	$37,678	$35,533	$38,337

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of December 31, 2024 are as follows:

	Stock Options	RSUs
Unrecognized stock-based compensation expense (in thousands)	$38,856	$18,175
Weighted-average period costs expected to be recognized (in years)	2.4	3.0

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	26,849	$6.60	8.0	$11,235
Granted	7,831	8.58
Exercised	(2,631)	3.59
Forfeited/Cancelled	(6,987)	7.92
Outstanding as of December 31, 2024	25,062	$7.16	7.4	$271
Exercisable as of December 31, 2024	15,194	$7.18	6.7	$271

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

		Year Ended December 31,
Assumptions	2024	2023	2022
Risk free interest rate	3.7% – 4.7%	3.36% – 4.98%	1.56% – 4.31%
Expected volatility	72.5% – 75.0%	70.0% – 72.5%	70.0%
Expected term (years)	5.50 – 6.25	5.50 – 6.50	5.50 – 6.25
Expected dividend	0%	0%	0%

The following table summarizes additional information related to stock option activity:

		Year Ended December 31,
	2024	2023	2022
Weighted average grant date fair value per share for options granted	$5.82	$2.62	$3.92
Aggregate intrinsic value of stock options exercised (in thousands)	$8,006	$3,532	$6,133

Restricted stock

A summary of the Company’s RSU activity is as follows:

	RSUs (in thousands)	RSUs Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2023	2,341	$3.88
Granted	3,619	8.31
Vested	(967)	5.10
Forfeited	(1,423)	7.21
Unvested as of December 31, 2024	3,570	$6.72

No RSAs vested during the year ended December 31, 2024. The fair value of vested RSAs was immaterial for the year ended December 31, 2023, and $1.8 million for the year ended December 31, 2022. The fair value of vested RSUs was $6.4 million, $1.9 million, and $0.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

13. Income taxes

As of December 31, 2024, the Company had U.S. federal and state tax-effected net operating loss (NOL) carryforwards of $184.1 million and $60.0 million, respectively, which are available to reduce future taxable income. As of December 31, 2024, the Company also had federal and state research tax credits of $59.6 million and $27.9 million, respectively, which may be used to offset future liabilities. The Tax Cuts and Jobs Act enacted on December 22, 2017, altered the carryforward period for federal net operating losses and as a result, all net operating losses generated in 2018 and forward have an indefinite life. Of the federal net operating losses reported, we have accumulated $182.4 million with an indefinite life as of December 31, 2024. The state NOL will begin to expire in 2036. The federal tax credit carryforward will begin to expire in 2037, and the state tax credit will carry forward indefinitely. The NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership changes may further affect the limitation in future years.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory tax	21.00%	21.00%	21.00%
State income tax, net of federal benefit	(6.31)	15.38	13.49
Valuation allowance	(18.00)	(45.30)	(43.69)
Success payment liabilities	0.55	0.58	5.40
Contingent consideration	0.05	3.02	0.26
Tax credits	3.83	6.59	4.93
Other	(1.12)	(1.27)	(1.39)
Effective income tax rate	0.00%	0.00%	0.00%

The principal components of the Company’s net deferred tax assets are as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$227,866	$192,179
Capitalized research and development	101,732	101,136
Tax credit carryforwards	81,697	69,070
Lease liabilities	24,040	31,503
Stock-based compensation	13,258	12,607
Intangibles	8,902	10,744
Accrued liabilities and allowances	4,329	6,050
Fixed assets	1,935	1,073
Success payment liabilities	82	496
Other	1,475	285
Gross deferred tax assets	465,316	425,143
Valuation allowance	(450,666)	(402,658)
Deferred tax assets, net of valuation allowance	14,650	22,485
Deferred tax liabilities:
Right-of-use assets	(14,650)	(22,485)
Net deferred taxes assets	$-	$-

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

The Company determines its uncertain tax positions based on a determination of whether and how much of the tax benefit the Company takes in its tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities. The Company is generally subject to examination by U.S. federal and local income tax authorities for all tax years in which the loss carryforward is available. The Company applies judgment in its determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of December 31, 2024 and 2023, the Company’s uncertain tax positions were immaterial.

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

The following securities were excluded from the computation of net loss per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Options to purchase common stock	25,062	26,849	23,686
Unvested restricted common stock	-	-	12
Unvested RSUs	3,570	2,341	885
Total	28,632	29,190	24,583

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (who currently serves as our principal executive officer and principal financial officer), has evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer (who currently serves as our principal executive officer and principal financial officer) concluded that, as of the end of the period covered by this Annual Report, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024. Management reviewed the results of this assessment with our audit committee.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information in our Proxy Statement, which will be filed not later than 120 days after December 31, 2024, in the sections titled “Information About Our Board of Directors,” “Information About Our Executive Officers Who Are Not Directors,” and “Corporate Governance.”

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information in our Proxy Statement, which will be filed not later than 120 days after December 31, 2024, in the sections titled “Executive Compensation,” “Director Compensation,” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the information in our Proxy Statement, which will be filed not later than 120 days after December 31, 2024, in the sections titled “Securities Authorized For Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information in our Proxy Statement, which will be filed not later than 120 days after December 31, 2024, in the sections titled “Corporate Governance – Board of Directors Independence” and “Transactions With Related Persons.”

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the information in our Proxy Statement, which will be filed not later than 120 days after December 31, 2024, in the sections titled “Independent Registered Public Accounting Firm Fees and Services” and “Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)

(1) All financial statements

Refer to the index to the consolidated financial statements included in Part II, Item 8 of this Annual Report.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements filed as part of this Annual Report, or the notes thereto, or is not applicable or required.

(3) Exhibits

The following is a list of exhibits filed or furnished as part of this Annual Report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	02/09/2021	3.1

3.2	Amended and Restated Bylaws	8-K	02/09/2021	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2

4.2	Form of Common Stock Certificate	S-1/A	01/28/2021	4.2

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended	10-K	03/24/2021	4.3

4.4	Form of Pre-Funded Warrant	8-K	02/08/2024	4.1

10.1	Amended and Restated Investors’ Rights Agreement, by and among the Company and the investors listed therein, dated as of February 13, 2019	S-1	01/13/2021	10.1

10.2	Form of Indemnification and Advancement Agreement for directors and officers	S-1/A	01/28/2021	10.2

10.3(a)#	2018 Equity Incentive Plan, as amended	10-Q	11/08/2021	10.3(a)

10.3(b)#	Second Amendment to 2018 Equity Incentive Plan, dated as of November 9, 2020	S-1	01/13/2021	10.3(b)

10.3(c)#	Third Amendment to 2018 Equity Incentive Plan, dated as of December 4, 2020	S-1	01/13/2021	10.3(c)

10.3(d)#	Fourth Amendment to 2018 Equity Incentive Plan, dated as of December 8, 2021	10-K	03/16/2022	10.3(d)

10.3(e)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan	S-1	01/13/2021	10.3(d)

10.4(a)#	2021 Incentive Award Plan	S-8	05/08/2024	99.1(a)

10.4(b)#	First Amendment to 2021 Incentive Award Plan, dated as of December 8, 2021	10-K	03/16/2022	10.4(b)

10.4(c)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	01/28/2021	10.4(b)

10.4(d)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	10-K	03/16/2022	10.4(d)

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.4(e)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan	S-1/A	01/28/2021	10.4(c)

10.4(f)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	S-1/A	01/28/2021	10.4(d)

10.5#	2021 Employee Stock Purchase Plan	S-8	05/08/2024	99.2(a)

10.6#	Amendment No. 1 to the 2021 Employee Stock Purchase Plan, dated as of October 27, 2022	10-Q	11/02/2022	10.11

10.7#	Offer Letter and Employment Agreement by and between the Company and Steven D. Harr, M.D., dated as of September 27, 2018	S-1	01/13/2021	10.6

10.8#	Offer Letter and Employment Agreement by and between the Company and Nathan Hardy, dated as of October 8, 2018	S-1	01/13/2021	10.9

10.9#	Offer Letter by and between the Company and Bernard Cassidy, dated as of September 8, 2022	10-Q	11/02/2022	10.10

10.10#	Non-Employee Director Compensation Program				X

10.11#	Offer Letter by and between the Company and Douglas E. Williams, dated as of April 8, 2023	10-Q	05/08/2023	10.2

10.12#‡	Separation, Transition Services, and General Release Agreement by and between the Company and Douglas E. Williams, dated April 15, 2024	10-Q	08/08/2024	10.2

10.13(a)†	License Agreement by and between Flagship Pioneering Innovations V, Inc. (Flagship Innovations V) and Cobalt Biomedicine, Inc. (Cobalt), dated as of February 17, 2016	S-1	01/13/2021	10.12(a)

10.13(b)†	First Amendment to License Agreement by and between Flagship Innovations V and Cobalt, dated as of February 14, 2019	S-1	01/13/2021	10.12(b)

10.14(a)†	Patents Sub-License Agreement by and between La Societe Pulsalys (Pulsalys) and Cobalt, dated as of August 16, 2018	S-1	01/13/2021	10.13(a)

10.14(b)†	Amendment No. 1 to Patents Sub-License Agreement by and between the Company, Pulsalys and Cobalt, dated as of May 26, 2020	S-1	01/13/2021	10.13(b)

10.14(c)†	Amendment No. 2 to Patents Sub-License Agreement by and between the Company and Pulsalys, dated as of March 9, 2022	10-Q	11/02/2022	10.1

10.14(d)†	Amendment No. 3 to Patents Sub-License Agreement by and between the Company and Pulsalys, dated as of July 31, 2023	10-Q	11/08/2023	10.1

10.14(e)†	Amendment No. 4 to Patents Sub-License Agreement by and between the Company and Pulsalys, dated as of October 1, 2024				X

10.15(a)†	Exclusive License Agreement by and between the Company and The Regents of the University of California (The Regents) acting through The Technology Development Group of the University of California, Los Angeles (UCLA), dated as of March 22, 2019	S-1	01/13/2021	10.14

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.15(b)†	First Amendment to Exclusive License Agreement by and between the Company and The Regents acting through The Technology Development Group of UCLA, dated as of May 21, 2021	10-K	02/29/2024	10.16(b)

10.15(c)†	Second Amendment to Exclusive License Agreement by and between the Company and The Regents acting through The Technology Development Group of UCLA, dated as of April 22, 2024	10-Q	08/08/2024	10.1

10.16(a)†	License Agreement by and between the Company and President and Fellows of Harvard College (Harvard), dated as of March 19, 2019	S-1	01/13/2021	10.15(a)

10.16(b)†	Amendment to License Agreement by and between the Company and Harvard, dated as of June 10, 2019	S-1	01/13/2021	10.15(b)

10.16(c)†	Second Amendment to License Agreement by and between the Company and Harvard, dated as of December 15, 2020	S-1	01/13/2021	10.15(c)

10.16(d)†	Third Amendment to License Agreement by and between the Company and Harvard, dated as of May 20, 2021	10-K	03/16/2022	10.15(d)

10.16(e)†	Fourth Amendment to License Agreement by and between the Company and Harvard, dated as of October 25, 2021	10-K	03/16/2022	10.15(e)

10.16(f)†	Fifth Amendment to License Agreement by and between the Company and Harvard, dated as of February 9, 2023	10-K	03/16/2023	10.16(f)

10.16(g)†	Sixth Amendment to License Agreement by and between the Company and Harvard, dated as of August 28, 2024	10-Q	11/08/2024	10.2

10.17(a)†	Exclusive License Agreement by and between the Company and The Regents, acting through its Office of Technology Management, University of California San Francisco (UCSF), dated as of January 2, 2019	S-1	01/13/2021	10.16(a)

10.17(b)†	Amendment No. 1 to Exclusive License Agreement by and between the Company and UCSF, dated as of December 3, 2020	S-1	01/13/2021	10.16(b)

10.18†	Exclusive License Agreement by and between the Company and Washington University, dated as of November 14, 2019	S-1	01/13/2021	10.17

10.19†	Exclusive License Agreement by and between the Company and Washington University, dated as of September 1, 2020	S-1	01/13/2021	10.18

10.20(a)†	Option and License Agreement by and between the Company and Beam Therapeutics Inc. (Beam), dated as of October 15, 2021	10-Q	11/08/2021	10.1

10.20(b)†	Amendment No. 1 to Option and License Agreement by and between the Company and Beam, dated as of June 6, 2022	10-Q	08/04/2022	10.2

10.20(c)†	Amendment No. 2 to Option and License Agreement by and between the Company and Beam, dated as of July 19, 2022	10-Q	11/02/2022	10.2

10.20(d)†	Amendment No. 3 to Option and License Agreement by and between the Company and Beam, dated as of March 17, 2023	10-Q	05/08/2023	10.1

10.20(e)†	Amendment No. 4 to Option and License Agreement by and between the Company and Beam, dated as of April 4, 2024	10-Q	05/08/2024	10.1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.21†	Patent License Agreement by and between the Company and the U.S. Department of Health and Human Services, as represented by The National Cancer Institution, an institute of the National Institutes of Health, dated as of January 7, 2022	10-K	03/16/2022	10.25

10.22†	Lease Agreement by and between the Company and ARE-Seattle No. 39, LLC, dated as of June 1, 2022	10-Q	08/04/2022	10.1

10.23	Sales Agreement by and between the Company and Cowen and Company, LLC, dated as of August 4, 2022	S-3	08/04/2022	1.2

10.24#	Change in Control Severance Plan and Summary Plan Description	10-K	02/29/2024	10.29

19.1	Insider Trading Compliance Policy				X

21.1	List of Subsidiaries	10-K	03/24/2021	21.1

23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (reference is made to the signature page)				X

31.1	Certificate of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certificate of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	Compensation Recovery Policy	10-K	02/29/2024	97.1

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates management contract or compensatory plan.

‡ Certain exhibits and schedules have been omitted pursuant to Regulation S-K Item 601(a)(5). The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

† Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).

* This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on the 17th day of March 2025.

SANA BIOTECHNOLOGY, INC.

/s/ Steven D. Harr, M.D.
Name:	Steven D. Harr, M.D.
Title:	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Susan Wyrick
Name:	Susan Wyrick
Title:	Acting Chief Financial Officer (Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Steven D. Harr, M.D., Susan Wyrick, and Bernard J. Cassidy and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven D. Harr, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 17, 2025
Steven D. Harr, M.D.

/s/ Susan Wyrick	Acting Chief Financial Officer (Principal Accounting Officer)	March 17, 2025
Susan Wyrick

/s/ Hans E. Bishop	Chairman of the Board	March 17, 2025
Hans E. Bishop

/s/ Joshua H. Bilenker, M.D.	Director	March 17, 2025
Joshua H. Bilenker, M.D.

/s/ Douglas Cole, M.D.	Director	March 17, 2025
Douglas Cole, M.D.

/s/ Richard Mulligan, Ph.D.	Director	March 17, 2025
Richard Mulligan, Ph.D.

/s/ Robert Nelsen	Director	March 17, 2025
Robert Nelsen

/s/ Alise S. Reicin, M.D.	Director	March 17, 2025
Alise S. Reicin, M.D.

/s/ Michelle Seitz	Director	March 17, 2025
Michelle Seitz

/s/ Mary Agnes (Maggie) Wilderotter	Director	March 17, 2025
Mary Agnes (Maggie) Wilderotter

/s/ Patrick Y. Yang, Ph.D.	Director	March 17, 2025
Patrick Y. Yang, Ph.D.