Form 10-Q
period 2025-03-31
Sana Biotechnology, Inc.
filed 2025-05-08
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 225,555,379 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our commercialization, marketing, and manufacturing expectations, including with respect to our manufacturing capabilities;
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
•
our expectations regarding the impact of global events, geo-political developments, and macroeconomic conditions on our business;
•
the implementation of our business model and strategic plans for our business and product candidates, including additional indications that we may pursue;
•
our ability to effectively manage our future operations, including our ability to retain and recruit personnel and maintain our culture;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technologies, including the projected terms of patent protection;
•
estimates of our expenses, future revenue, capital requirements, needs for additional financing, and ability to obtain additional capital;
•
our financial condition, including the sufficiency of our existing cash, cash equivalents, and marketable securities to finance all of our operations, and our ability to continue as a going concern;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sana Biotechnology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,131	$127,566
Marketable securities	8,570	24,931
Restricted cash	4,195	3,832
Prepaid expenses and other current assets	3,835	4,479
Total current assets	112,731	160,808
Property and equipment, net	73,687	77,308
Operating lease right-of-use assets	54,837	57,961
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	4,393	5,121
TOTAL ASSETS	$445,470	$501,020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$989	$5,210
Accrued compensation	9,354	14,449
Accrued expenses and other current liabilities	9,810	13,240
Operating lease liabilities	13,003	12,534
Total current liabilities	33,156	45,433
Operating lease liabilities, net of current portion	78,311	81,663
Contingent consideration	110,832	108,968
Success payment liabilities	4,649	4,556
Other non-current liabilities	9,443	9,896
Total liabilities	236,391	250,516
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; zero shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; 750,000 shares authorized; 225,463 and 223,923 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	23	22
Additional paid-in capital	1,863,295	1,855,318
Accumulated other comprehensive income	-	14
Accumulated deficit	(1,654,239)	(1,604,850)
Total stockholders' equity	209,079	250,504
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$445,470	$501,020

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$37,189	$56,448
Research and development related success payments and contingent consideration	1,957	38,007
General and administrative	11,484	16,269
Total operating expenses	50,630	110,724
Loss from operations	(50,630)	(110,724)
Interest income, net	992	3,034
Other income, net	249	215
Net loss	$(49,389)	$(107,475)
Net loss per common share – basic and diluted	$(0.21)	$(0.49)
Weighted-average number of common shares – basic and diluted	237,578	217,290

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(49,389)	$(107,475)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	(14)	45
Total comprehensive loss	$(49,403)	$(107,430)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	223,923	$22	$1,855,318	$14	$(1,604,850)	$250,504
Fees incurred related to common stock financings	-	-	(171)	-	-	(171)
Vesting of restricted stock	960	-	-	-	-	-
Exercise of stock options	580	1	1,126	-	-	1,127
Stock-based compensation expense	-	-	7,022	-	-	7,022
Unrealized loss on marketable securities, net	-	-	-	(14)	-	(14)
Net loss	-	-	-	-	(49,389)	(49,389)
Balance as of March 31, 2025	225,463	$23	$1,863,295	$-	$(1,654,239)	$209,079

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	197,857	$20	$1,625,637	$(60)	$(1,338,091)	$287,506
Issuance of common stock from at the market offering, net of issuance costs of $113	150	-	1,037	-	-	1,037
Issuance of common stock from follow-on offering and accompanying pre-funded warrants, net of issuance costs of $9,741	21,773	2	180,006	-	-	180,008
Vesting of restricted stock	386	-	-	-	-	-
Exercise of stock options	1,120	-	4,929	-	-	4,929
Stock-based compensation expense	-	-	9,092	-	-	9,092
Unrealized gain on marketable securities, net	-	-	-	45	-	45
Net loss	-	-	-	-	(107,475)	(107,475)
Balance as of March 31, 2024	221,286	$22	$1,820,701	$(15)	$(1,445,566)	$375,142

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(49,389)	$(107,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,649	3,746
Stock-based compensation expense	7,022	9,092
Change in the estimated fair value of contingent consideration	1,864	5,384
Change in the estimated fair value of success payment liabilities	93	32,623
Non-cash expense for operating lease right-of-use assets	2,233	3,338
Other non-cash items, net	(3,271)	(4,879)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,368	(2,380)
Operating lease right-of-use assets and liabilities	891	5,804
Accounts payable	(4,224)	(1,064)
Accrued expenses and other liabilities	(8,893)	(9,821)
Net cash used in operating activities	(48,657)	(65,632)
INVESTING ACTIVITIES:
Purchases of marketable securities	(1,682)	(114,393)
Proceeds from maturities of marketable securities	18,168	53,010
Purchases of property and equipment	(136)	(15,845)
Proceeds from disposal of assets	253	-
Net cash provided by (used in) investing activities	16,603	(77,228)
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and exercise of stock options	1,127	4,929
Proceeds (fees) related to common stock financings, net	(60)	181,468
Principal payments for tenant improvement loan	(85)	-
Net cash provided by financing activities	982	186,397
Net increase (decrease) in cash, cash equivalents, and restricted cash	(31,072)	43,537
Cash, cash equivalents, and restricted cash at beginning of period	131,398	137,349
Cash, cash equivalents, and restricted cash at end of period	$100,326	$180,886
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$-	$8,375
Cash received for tenant improvement allowances	$891	$6,121

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

In May 2025, the Company entered into a sales agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen), acting as sales agent, pursuant to which it may offer and sell through TD Cowen up to $119.0 million of shares of the Company’s common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). Concurrently with entering into the Sales Agreement, the Company terminated its prior sales agreement with TD Cowen (as successor to Cowen and Company, LLC) entered into in August 2022 (the Prior Sales Agreement). As of March 31, 2025, the Company sold an aggregate of 4.9 million shares of the Company's common stock under the Prior Sales Agreement for net proceeds of $28.5 million, after deducting commissions and expenses.

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of March 31, 2025, the Company had cash, cash equivalents, and marketable securities of $104.7 million, and an accumulated deficit of $1.7 billion, which includes cumulative non-cash charges related to the revaluation of the success payment liabilities and contingent consideration of $2.2 million and $59.6 million, respectively. Management has determined that the Company's current capital resources may not be sufficient to fund its planned operations for at least one year from the date of this Quarterly Report, and there is substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on, among other things, its ability to obtain additional funding and appropriately manage the amount of cash used to fund its operations. The Company plans to address this condition through proceeds from additional equity or debt financings or capital obtained in connection with strategic collaborations or licensing or other arrangements. If the Company is unable to obtain such financing, it may be required to modify its operational plans by delaying, reducing the scope of, or ceasing its research and development programs.

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

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on March 17, 2025 (2024 Annual Report).

Significant accounting policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are consistent with those discussed in Note 2 of the 2024 Annual Report.

Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates in the Company’s condensed consolidated financial statements relate to success payment liabilities, contingent consideration, business combinations, accrued expenses, and operating lease right-of-use assets (ROU) and liabilities.

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

In November 2024, the FASB issued ASU 2024-03 Income Statement (Subtopic 220-40) Reporting Comprehensive Income – Expense Disaggregation Disclosures, which requires disclosure of disaggregated information about specific income statement expense categories. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three months ended March 31,
	2025	2024
	(in thousands)
Operating expenses:
Facility costs	$11,232	$12,105
Research and laboratory	8,846	15,927
Support functions	8,654	13,645
Technical operations and manufacturing	7,436	10,023
Stock-based compensation	7,022	9,093
Clinical development	3,246	7,865
Other(1)	2,237	4,059
Research and development related success payments and contingent consideration	1,957	38,007
Total operating expenses	50,630	110,724
Loss from operations	(50,630)	(110,724)
Interest income, net	992	3,034
Other income, net	249	215
Net loss	$(49,389)	$(107,475)

(1) Other includes licensing costs, consulting fees, insurance and business taxes for the three months ended March 31, 2025 and 2024.

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

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company has an obligation to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon the achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a program based on the fusogen technology in a clinical trial pursuant to an investigational new drug application, or has filed, or received approval for, a biologics license application or new drug application for a product developed using the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control of the Company if at least one of the Company’s programs based on the fusogen technology is an active research program at the time of such change of control. If the Company’s market capitalization is below $8.1 billion as of the date of a change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of March 31, 2025, a Cobalt Success Payment had not been triggered.

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value, with changes in fair value recognized in research and development related success payments and contingent consideration. As of March 31, 2025 and December 31, 2024, the estimated fair value of the Cobalt Success Payment liability was $4.3 million and $4.2 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Success Payment, the Company recognized expenses of $0.1 million and $27.9 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, the estimated fair value of the Cobalt Contingent Consideration was $110.8 million and $109.0 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, the Company recognized expenses of $1.9 million and $5.4 million for the three months ended March 31, 2025 and 2024, respectively.

5. License and collaboration agreements

Beam Therapeutics Inc.

In October 2021, the Company entered into an option and license agreement with Beam Therapeutics Inc. (Beam), pursuant to which the Company was granted a non-exclusive license to use Beam’s proprietary CRISPR Cas12b nuclease editing technology to research, develop, and commercialize engineered cell therapy products that (i) are directed to certain antigen targets, with respect to the Company’s allogeneic T cell programs, or (ii) comprise certain human cell types, with respect to the Company’s stem cell-derived programs. The Company made an upfront payment of $50.0 million to Beam, which was recorded in research and development expense for the year ended December 31, 2021. Additionally, under the terms of the agreement, the Company may be obligated to pay up to $65.0 million in specified developmental and commercial milestone payments and royalties on licensed products for each licensed product. At the time of the entry into the option and license agreement, a member of the Company’s board of directors was a beneficial owner of greater than 10% of the outstanding shares of Beam. In 2024, this director was also affiliated with a member of the board of directors of Beam.

President and Fellows of Harvard College

In March 2019, the Company entered into an exclusive license agreement with the President and Fellows of Harvard College (Harvard) to access certain intellectual property for the development of hypoimmune-modified cells.

Under the terms of the agreement, the Company paid to Harvard aggregate consideration of $12.0 million, comprising $9.0 million in common stock and $3.0 million in cash. Additionally, the Company may be required to pay to Harvard up to an aggregate of $175.0 million in success payments, payable in cash, based on increases in the fair value of the Company’s common stock (Harvard Success Payments). The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard would be credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of March 31, 2025, a Harvard Success Payment had not been triggered.

The following table summarizes the potential success payments and common stock price required for payment:

Multiple of Equity Value at Issuance	5x	10x	20x	30x	40x
Per share common stock price required for payment	$20.00	$40.00	$80.00	$120.00	$160.00
Success payment(s) (in millions)	$5.0	$15.0	$30.0	$50.0	$75.0

The Harvard Success Payment liabilities are carried at fair value, with the initial value and changes in fair value recognized in research and development related success payments and contingent consideration. As of each of March 31, 2025 and December 31, 2024, the estimated fair value of the Harvard Success Payment liability was $0.3 million, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Harvard Success Payment liability, the Company recognized an immaterial gain and an expense of $4.7 million for the three months ended March 31, 2025 and 2024, respectively.

6. Restricted cash

The Company maintains standby letters of credit that are collateralized with a bank account at a financial institution in accordance with certain lease agreements. The aggregate amount of such standby letters of credit was $4.2 million and $3.8 million as of March 31, 2025 and December 31, 2024, respectively.

7. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		March 31, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$71,148	$-	$-	$71,148
U.S. government and agency securities	Level 2	8,281	-	-	8,281
Total cash equivalents		79,429	-	-	79,429
Short-term marketable securities:
U.S. government and agency securities	Level 2	5,691	-	-	5,691
Corporate debt securities	Level 2	2,879	-	-	2,879
Total short-term marketable securities		8,570	-	-	8,570
Total financial assets		$87,999	$-	$-	$87,999
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	110,832	-	-	110,832
Success payment liabilities	Level 3	4,649	-	-	4,649
Total long-term financial liabilities		115,481	-	-	115,481
Total financial liabilities		$115,481	$-	$-	$115,481

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$66,641	$-	$-	$66,641
U.S. government and agency securities	Level 2	25,237	5	-	25,242
Total cash equivalents		91,878	5	-	91,883
Short-term marketable securities:
U.S. government and agency securities	Level 2	19,137	7	-	19,144
Corporate debt securities	Level 2	5,785	2	-	5,787
Total short-term marketable securities		24,922	9	-	24,931
Total financial assets		$116,800	$14	$-	$116,814
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	108,968	-	-	108,968
Success payment liabilities	Level 3	4,556	-	-	4,556
Total long-term financial liabilities		113,524	-	-	113,524
Total financial liabilities		$113,524	$-	$-	$113,524

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

There were no available-for-sale debt securities in a material loss position as of March 31, 2025 and December 31, 2024. The Company determined that there was no material change in the credit risk of the investments during the three months ended March 31, 2025. As such, an allowance for credit losses has not been recognized. As of March 31, 2025, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of March 31, 2025, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of March 31, 2025 and December 31, 2024, the balance in accumulated other comprehensive income included net unrealized gains (losses) related to the Company’s available-for-sale debt securities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2024	$108,968	$4,236	$320
Changes in fair value – expense (gain)	1,864	105	(12)
Balance as of March 31, 2025	$110,832	$4,341	$308

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

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	March 31, 2025		December 31, 2024
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	11.6% - 12.8%	12.3%	11.3% – 12.3%	11.9%
Probability of milestone achievement	5.0% - 55.0%	25.7%	5.0% –55.0%	25.7%

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

The fair values of the Cobalt Success Payments and Harvard Success Payments were calculated using the following unobservable inputs:

	March 31, 2025		December 31, 2024
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	75.0%	75.0%	75.0%	75.0%
Expected term (years)	13.9	6.0	14.1	6.2

8. Property and equipment, net

Property and equipment, net consists of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Laboratory equipment	$52,487	$52,957
Leasehold improvements	33,344	33,344
Construction in progress	40,358	40,337
Computer equipment, software, and other	4,836	4,836
Total property and equipment, at cost	131,025	131,474
Less: Accumulated depreciation	(57,338)	(54,166)
Property and equipment, net	$73,687	$77,308

Depreciation expense was $3.6 million and $3.7 million for the three months ended March 31, 2025 and 2024, respectively.

9. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued compensation:
Accrued bonuses	$2,576	$7,704
Accrued paid time off	3,265	3,151
Accrued payroll	2,822	3,021
Other accrued compensation	691	573
Total accrued compensation	$9,354	$14,449
Accrued expenses and other current liabilities:
Accrued research and development services	$6,956	$10,493
Accrued professional fees	1,318	993
Other accrued current liabilities	1,536	1,754
Total accrued expenses and other current liabilities	$9,810	$13,240

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

In June 2022, the Company entered into a lease agreement for 79,565 square feet of office, laboratory, and manufacturing space located in Bothell, Washington (the Bothell facility). The initial term of the lease expires in February 2039, with the option to extend the lease for up to three additional five-year terms. The lease agreement also provides for up to $19.9 million for reimbursement of tenant improvements, as well as an additional $8.0 million loan for tenant improvements, available at the Company’s election, which the Company would be obligated to repay to the landlord monthly over the initial term of the lease with interest at a rate of 6.5% per year (the Tenant Improvement Loan). The Company elected to receive the Tenant Improvement Loan in the second quarter of 2024. As of March 31, 2025, $0.4 million was included in accrued expenses and other current liabilities and $7.3 million was included in other non-current liabilities. The Company is obligated to pay base rent of approximately $68.8 million over the initial term of the lease. In accordance with the lease agreement, the Company has obtained a letter of credit in the amount of $1.6 million.

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

The following table summarizes the Company’s lease costs:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating lease cost	$4,696	$5,981
Short-term lease cost	1,063	-
Variable lease cost	1,826	2,014
Total lease cost	$7,585	$7,995

As of March 31, 2025, the weighted-average remaining lease term was 9.5 years, and the weighted-average incremental borrowing rate was 11.5%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year to the present value of the operating lease liabilities as of March 31, 2025 (in thousands):

2025 (remaining 9 months)	$16,378
2026	22,473
2027	19,389
2028	14,698
2029	14,071
2030 and thereafter	79,380
Total undiscounted lease payments	166,389
Less: imputed interest	(75,075)
Present value of operating lease liabilities	91,314
Less: current portion of operating lease liabilities	$(13,003)
Operating lease liabilities, net of current portion	$78,311

11. Stockholders’ equity

In February 2024, the Company completed an underwritten public offering pursuant to which it sold 21.8 million shares of its common stock, including 4.5 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of its common stock, for net proceeds of approximately $180.0 million, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants have an exercise price of $0.0001 per share of common stock. As the pre-funded warrants are indexed to the Company’s common stock and otherwise meet the requirements to be classified in equity, the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheet. The pre-funded warrants are exercisable at any time; however, the holders of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. During the three months ended March 31, 2025, no pre-funded warrants were exercised.

In May 2025, the Company entered into the Sales Agreement with TD Cowen, acting as sales agent, pursuant to which it may offer and sell through TD Cowen up to $119.0 million of shares of the Company’s common stock from time to time under the ATM facility. Concurrently with entering into the Sales Agreement, the Company terminated the Prior Sales Agreement. As of March 31, 2025, the Company sold an aggregate of 4.9 million shares of the Company's common stock under the Prior Sales Agreement for net proceeds of $28.5 million, after deducting commissions and expenses.

12. Stock-based compensation

Equity incentive plans

In February 2021, the Company adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (2021 ESPP), both of which became effective on the completion of the Company’s initial public offering. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering period or on the purchase date. As of March 31, 2025, 32.5 million shares and 6.0 million shares were available for future issuance under the 2021 Plan and the 2021 ESPP, respectively.

Stock-based compensation expense

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Research and development	$4,586	$5,848
General and administrative	2,436	3,244
Total stock-based compensation expense	$7,022	$9,092

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of March 31, 2025 are as follows:

	Stock Options	RSUs
Unrecognized stock-based compensation expense (in thousands)	$39,808	$20,047
Weighted-average period costs expected to be recognized (in years)	2.6	3.1

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	25,062	$7.16	7.4	$271
Granted	4,685	2.60
Exercised	(523)	1.94
Forfeited/Cancelled	(3,669)	8.13
Outstanding as of March 31, 2025	25,555	$6.32	7.8	$282
Exercisable as of March 31, 2025	13,223	$7.31	6.6	$282

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
Assumptions	2025	2024
Risk free interest rate	4.1% – 4.4%	3.82% – 4.34%
Expected volatility	75.0%	72.5%
Expected term (years)	5.43 – 6.50	6.25
Expected dividend	0%	0%

The following table summarizes additional information related to stock option activity:

	Three Months Ended March 31,
	2025	2024
Weighted average grant date fair value per share for options granted	$1.81	$6.46
Aggregate intrinsic value of stock options exercised (in thousands)	$1,272	$3,586

Restricted stock

A summary of the Company’s RSU activity is as follows:

	RSUs (in thousands)	RSUs Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2024	3,570	$6.72
Granted	2,042	2.58
Vested	(960)	5.72
Forfeited	(192)	7.83
Unvested as of March 31, 2025	4,460	$5.02

The fair value of RSUs that vested during the three months ended March 31, 2025 and 2024 was $2.1 million and $4.1 million, respectively.

13. Income taxes

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

The Company applies judgment in its determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of March 31, 2025 and December 31, 2024, the Company’s uncertain tax positions were immaterial.

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

The following securities were excluded from the computation of net loss per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Options to purchase common stock	25,555	30,232
Unvested RSUs	4,460	4,226
Total	30,015	34,458

15. Employee benefit plan

In January 2019, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. The Company matches each participant’s 401(k) contributions, up to $4,000 per year per participant.

16. Subsequent event

On May 8, 2025, the Company entered into the Sales Agreement with TD Cowen, acting as sales agent, pursuant to which it may offer and sell through TD Cowen up to $119.0 million of shares of the Company’s common stock from time to time under the ATM facility. Concurrently with entering into the Sales Agreement, the Company terminated the Prior Sales Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 17, 2025 (2024 Annual Report). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements that are based upon current beliefs, plans, and expectations related to future events and our future financial performance that involve risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of numerous factors, including those set forth in the section of this Quarterly Report titled “Risk Factors.” See also the section of this Quarterly Report titled “Special Note Regarding Forward-Looking Statements.”

Overview

We were founded on the belief that engineered cells will be one of the most important transformations in medicine over the next several decades. The burden of diseases that can be addressed at their root cause through engineered cells is significant. We view engineered cells as having the potential to be as therapeutically disruptive as biologic drugs to clinical practice, enabling us to repair cells in the body when possible and replace them when needed. We are developing ex vivo and in vivo cell engineering platforms to revolutionize treatment across a broad array of therapeutic areas with unmet treatment needs, including type 1 diabetes, B-cell mediated autoimmune diseases, and oncology.

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

We currently focus our efforts across three areas and have three ongoing clinical trials across multiple disease types and therapeutic areas, including type 1 diabetes (T1D), B-cell mediated autoimmune diseases, and B-cell malignancies.

•
Type 1 Diabetes: Approximately nine million people suffer from T1D worldwide, and there have been no major novel medicines for the disease since insulin. We are developing SC451, a HIP-modified, stem cell-derived pancreatic islet cell therapy, for the treatment of T1D. The goal of this therapy is euglycemia, or normal blood glucose, without the need for exogenous insulin injections or immunosuppression. We currently have an ongoing investigator-sponsored first-in-human study (IST) evaluating UP421, an allogeneic, primary islet cell therapy engineered with our HIP technology, in patients with T1D. We expect to share additional data from the IST in 2025 and file an investigational new drug application (IND) for SC451 as early as 2026.
•
Allogeneic CAR T cells: We are developing SC291, our HIP-modified CD19-directed allogeneic CAR T cell product candidate, in patients with B-cell mediated autoimmune diseases. The GLEAM study is a Phase 1 clinical trial evaluating SC291 in patients with lupus nephritis (LN), extrarenal lupus (ERL), and antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis. If successful, SC291 has the potential to benefit patients in a number of additional B-cell mediated autoimmune diseases. We are also developing SC262, our HIP-modified CD22-directed allogeneic CAR T cell product candidate. The VIVID study is a Phase 1 clinical trial evaluating SC262 in patients with relapsed and/or refractory (R/R) B-cell malignancies who have received prior CD19-directed CAR T therapy. We are enrolling patients in both the GLEAM and VIVID trials and expect to share data from each study in 2025.
•
In vivo CAR T cells: Using our fusogen platform, which allows for cell-specific, in vivo delivery of various payloads, we are developing our SG299 product candidate, which is a CD8-targeted fusosome that delivers to CD8+ T cells the genetic material to make CD19-directed CAR T cells while avoiding potentially troublesome delivery to tissues such as the liver and gonadal tissue. We plan to develop SG299 in a range of B-cell cancers and B-cell mediated autoimmune diseases and expect to file an IND for SG299 as early as 2026.

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

We announced positive four- and 12-week results from the UP421 IST demonstrating that all primary and secondary endpoints were met. Results of the study through 12 weeks after cell transplantation demonstrate the survival and function of pancreatic beta cells as measured by the presence of circulating C-peptide, a biomarker indicating that transplanted beta cells are producing insulin. C-peptide levels also increase with a mixed meal tolerance test during testing at these timepoints, consistent with insulin secretion in response to a meal. Magnetic resonance imaging scanning also demonstrates a sustained signal at the site of transplanted cells over time, which is consistent with graft survival. The study identified no safety issues, and the HIP-modified islet cells evaded immune detection. The trial continues to evaluate safety, persistence, and function of the transplanted cells. We and our collaborators at Uppsala University Hospital expect to report additional data from this study, including longer-term follow-up, as the year progresses at scientific conferences and/or in a peer-reviewed publication.

We continue to make progress on advancing our research- and preclinical-stage product candidates into and through preclinical development and toward potential IND submissions. As certain of our product candidates advance toward potential IND submissions, we are conducting good laboratory practices toxicity studies and establishing necessary scale-up for our manufacturing processes.

Given the depth and breadth of our portfolio, we expect to continue to assess and prioritize our programs on an ongoing basis based on various factors, including internal and external opportunities and constraints, which may result in our decision to advance certain programs ahead or instead of others. For details regarding our product candidates, see the section titled “Business— Overview” in Part I, Item 1 included in our 2024 Annual Report.

In November 2024, we announced a portfolio prioritization to prioritize clinical and preclinical development in T1D, B-cell mediated autoimmune diseases, refractory B-cell malignancies, and the fusogen platform for generating in vivo CAR T cells. We suspended development of SC291, our HIP-modified CD19 allogeneic CAR T therapy, in oncology, and SC379, our glial progenitor cell program, as we seek partnerships for these programs. As part of these efforts, we are winding down the ARDENT Phase 1 clinical trial evaluating SC291 in B-cell malignancies, including non-Hodgkin’s lymphoma and chronic lymphoblastic leukemia. In connection with the portfolio prioritization, we incurred approximately $5.8 million of cash-based expenses related to employee severance, benefits, and related costs. This portfolio update and associated workforce reduction are substantially complete.

Our ex vivo and in vivo technologies represent an aggregation of years of innovation and technology from multiple academic institutions and companies, including hypoimmune technology licensed from the President and Fellows of Harvard College (Harvard) and The Regents of the University of California, fusogen technology acquired from Cobalt Biomedicine, Inc. (Cobalt), and gene editing technology licensed from Beam Therapeutics Inc. (Beam), among others. For details regarding these acquisitions and license and collaboration agreements, see Note 4, Acquisitions and Note 5, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report, as well as the section titled “Business— Key Intellectual Property Agreements” in Part I, Item 1 included in our 2024 Annual Report.

Our operations to date have included developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, conducting clinical trials of our product candidates, supporting clinical trials of product candidates developed using our technologies, acquiring technologies, staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. We have incurred net losses each year since our inception. Our net losses for the three months ended March 31, 2025 and 2024 were $49.4 million and $107.5 million, respectively. As of March 31, 2025, we had an accumulated deficit of $1.7 billion. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations.

As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $104.7 million. We will need to raise additional financing within the next 12 months and in the future to fund our operations, including the commercialization of any approved product candidates. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, proceeds from any future equity or debt financings, and milestone, royalty, and other payments received under any future licenses, collaborations, or other arrangements. Additional capital may not be available on terms that are reasonable or acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, our business, results of operations, and financial condition would be adversely affected.

Management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report, and there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on, among other things, our ability to obtain additional funding and appropriately manage the amount of cash used to fund our operations. We plan to address this condition through equity or debt offerings or capital obtained in connection with strategic collaborations or licensing or other arrangements. If we are unable to obtain such financing, we may be required to significantly modify our operational plans by delaying, reducing the scope of, or ceasing our research and development programs.

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

Macroeconomic and Other Considerations

Our business and operations may be negatively affected by local and global economic, political, and regulatory developments and conditions, such as changes in trade policies (including sanctions, treaties, tariffs, regulatory requirements, and other limitations on cross-border operations and international trade), changes in inflation and fluctuations in interest rates, instability in the banking and financial services sector, declines in consumer confidence, declines in economic growth, uncertainty in the markets, geo-political and economic instability, changes in regulatory agencies having oversight of our operations, and tensions in ex-U.S. relations. Further, it is possible that government policy changes and related uncertainty could increase market volatility. The extent, severity, and duration of the impact of these events and conditions on our business cannot be predicted and may not be fully reflected in our results of operations until future periods. If economic uncertainty continues or increases, or if the global economy worsens, our business, financial condition, and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events and conditions on our business, financial condition, and operating results, see the section titled “Risk Factors” included in this Quarterly Report.

Acquisitions

We have completed various acquisitions since inception. For details regarding our acquisitions, see the section titled “Business—Key Intellectual Property Agreements” included in our 2024 Annual Report, and Note 4, Acquisitions to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

License and collaboration agreements

We have entered into license and collaboration agreements with various third parties. For details regarding these agreements, see the section titled “Business— Key Intellectual Property Agreements” included in our 2024 Annual Report, and Note 5, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of March 31, 2025, a Cobalt Success Payment had not been triggered.

See Note 4, Acquisitions to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” and “—Critical accounting policies and significant judgments and estimates—Contingent consideration” included in our 2024 Annual Report for more information on the accounting treatment of the Cobalt Success Payment and Cobalt Contingent Consideration.

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of March 31, 2025, a Harvard Success Payment had not been triggered.

See Note 5, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the various per share common stock values that trigger a Harvard Success Payment. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” included in our 2024 Annual Report for more information on the accounting treatment of the Harvard Success Payments.

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

Research and development activities account for a significant portion of our operating expenses. As a result of our portfolio prioritization and associated workforce reduction announced in November 2024, we expect our research and development expenses to decrease in 2025 compared to 2024. However, research and development expenses may increase over the longer term (or our expected decreases may be less than anticipated) due to a variety of factors, including if our clinical trials are successful and if we expand our research and development efforts. Cost increases, if they occur, would be driven in large part by advancing our current and future product candidates into and through clinical trials; identifying additional product candidates; continuing to establish our manufacturing capabilities, including through third-party CDMOs and our internal manufacturing capabilities; initiating and advancing preclinical development of our current and future product candidates; advancing and expanding the capabilities of our ex vivo and in vivo cell engineering platforms; acquiring and licensing technologies aligned with our ex vivo and in vivo cell engineering platforms, or modifying the terms of existing acquisition or license arrangements; seeking regulatory approval of our current and future product candidates; and increasing our workforce to support our expanded research, clinical, and preclinical development efforts. A change in the outcome of any of these factors could result in a significant change in the costs and timing associated with the development of our product candidates. In addition, recent and potential future developments in international trade, including tariffs imposed on imports from other countries, could cause unanticipated increases in our research and development costs, primarily through increased CDMO costs and costs of our laboratory supplies, and we may not be able to accurately forecast their impacts on our business.

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

As a result of our portfolio prioritization and associated workforce reduction announced in November 2024, we expect our general and administrative expenses to decrease in 2025 compared to 2024. General and administrative expenses may increase over the longer term to support potential expanded research and development activities.

Results of operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$37,189	$56,448	$(19,259)
Research and development related success payments and contingent consideration	1,957	38,007	(36,050)
General and administrative	11,484	16,269	(4,785)
Total operating expenses	50,630	110,724	(60,094)
Loss from operations	(50,630)	(110,724)	60,094
Interest income, net	992	3,034	(2,042)
Other income, net	249	215	34
Net loss	$(49,389)	$(107,475)	$58,086

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Personnel	$17,151	$25,211	$(8,060)
Research and laboratory	3,075	8,160	(5,085)
Clinical development	921	4,512	(3,591)
Facility and other allocated costs	12,486	15,468	(2,982)
Third-party manufacturing	2,967	1,780	1,187
Other	589	1,317	(728)
Total research and development expense	$37,189	$56,448	$(19,259)

Research and development expense was $37.2 million and $56.4 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of $19.3 million was primarily due to:

•
a decrease of $8.1 million in personnel-related expenses due to lower research and development headcount related to the portfolio prioritization announced in November 2024;
•
a decrease of $5.1 million in laboratory and research expenses primarily due to lower research and development headcount;
•
a decrease of $3.6 million in clinical development costs primarily related to the suspension of the ARDENT trial in November 2024 and clinical development milestones recorded in the first quarter of 2024 that did not recur in 2025; and
•
a decrease of $3.0 million in facility and other allocated costs primarily due to the portfolio prioritization announced in November 2024.

These decreases were partially offset by an increase of $1.2 million in third-party manufacturing costs.

Research and development related success payments and contingent consideration

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Cobalt success payment	$105	$27,920	$(27,815)
Harvard success payments	(12)	4,703	(4,715)
Contingent consideration	1,864	5,384	(3,520)
Total research and development related success payments and contingent consideration	$1,957	$38,007	$(36,050)

The expense related to the change in the estimated fair value of our Cobalt Success Payment was $0.1 million for the three months ended March 31, 2025, compared to $27.9 million for the same period in 2024. The changes in value were due to changes in our market capitalization during the relevant periods. The gain related to the change in the estimated fair value of our Harvard Success Payments was immaterial for the three months ended March 31, 2025, compared to an expense of $4.7 million for the same period in 2024. The changes in value were primarily due to changes in our common stock price during the relevant periods. The expense related to the change in the estimated fair value of our Cobalt Contingent Consideration was $1.9 million compared to $5.4 million for the three months ended March 31, 2025 and 2024, respectively. The changes in value were due primarily to changes in the timing and probability of the achievement of milestones during the relevant periods.

General and administrative expenses

General and administrative expenses were $11.5 million and $16.3 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of $4.8 million was primarily due to lower personnel-related costs, including non-cash stock-based compensation of $2.3 million due to a decrease in headcount as a result of our portfolio prioritization announced in November 2024, and a decrease in legal and consulting fees of $1.5 million and $0.7 million, respectively.

Interest income, net

Interest income, net, was $1.0 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively, and consisted primarily of interest earned on our cash and marketable securities balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of March 31, 2025, we had $104.7 million in cash, cash equivalents, and marketable securities. To date we have raised an aggregate of approximately $1.5 billion in net proceeds from sales of common stock and private placements of our convertible preferred stock.

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

In May 2025, we entered into a sales agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen), acting as sales agent, pursuant to which we may offer and sell through TD Cowen up to $119.0 million of shares of our common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). Concurrently with entering into the Sales Agreement, we terminated our prior sales agreement with TD Cowen (as successor to Cowen and Company, LLC) entered into in August 2022 (the Prior Sales Agreement). As of March 31, 2025, we sold an aggregate of 4.9 million shares of our common stock under the Prior Sales Agreement for net proceeds of $28.5 million, after deducting commissions and expenses.

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

Management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report, and there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on, among other things, our ability to obtain additional funding and appropriately manage the amount of cash used to fund our operations. We plan to address this condition through equity or debt offerings or capital obtained in connection with strategic collaborations or licensing or other arrangements. If we are unable to obtain such financing, we may be required to pursue alternative sources of capital which may not be available to us on favorable terms, significantly modify our operational plans by delaying, reducing the scope of, or ceasing some or all of our research and development programs, and pursue strategic alternatives.

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

Until such time, if ever, as we can generate significant revenue from product sales, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, proceeds from any future equity or debt financings, and milestone, royalty, and other payments received under any future licenses, collaborations, or other arrangements. In the event that additional financing is required, we may not be able to raise it on terms that are acceptable to us or at all. Our ability to raise additional financing may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from public health crises, the conflict in Ukraine and the Middle East, or other regions, changes in inflation, interest rate uncertainty, disruptions in global trade caused by political tensions and conflicts between countries, and other factors creating market risk. Bank failures have also caused increased concerns about liquidity in the broader financial services industry, and our business, business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. If we raise additional funds through the issuance of equity or convertible debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock, and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or acquiring, selling, or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business. If we raise funds through strategic collaborations or licensing or other arrangements, we may have to relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from various factors beyond our control. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(48,657)	$(65,632)
Investing activities	16,603	(77,228)
Financing activities	982	186,397
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(31,072)	$43,537

Operating activities

During the three months ended March 31, 2025, net cash used in operating activities was $48.7 million, consisting primarily of net loss of $49.4 million and the change in net operating assets and liabilities of $10.9 million, offset by non-cash adjustments of $11.6 million. The non-cash adjustments of $11.6 million consisted of $7.0 million of non-cash stock-based compensation, depreciation expense of $3.6 million, and expenses of $0.1 million and $1.9 million for revaluation of our success payment liabilities and contingent consideration, respectively, partially offset by other non-cash adjustments of $1.0 million.

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

Investing activities

Cash provided by investing activities was $16.6 million during the three months ended March 31, 2025, and cash used in investing activities was $77.2 million during the three months ended March 31, 2024. For the three months ended March 31, 2025, this consisted of net purchases and maturities of marketable securities of $16.5 million and net sales of property and equipment of $0.1 million. For the three months ended March 31, 2024, this consisted of net purchases and maturities of marketable securities of $61.4 million and purchases of property and equipment of $15.8 million.

Financing activities

During the three months ended March 31, 2025 and 2024, cash provided by financing activities was $1.0 million and $186.4 million, respectively, consisting primarily of net proceeds from issuance of common stock.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of March 31, 2025:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$21,938	$40,653	$28,021	$75,777	$166,389

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of March 31, 2025 are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 included in our 2024 Annual Report for more information about these payment obligations.

We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock, pursuant to the terms and conditions in the Cobalt acquisition agreement, and up to an aggregate of $175.0 million in success payments to Harvard, payable in cash. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” included in our 2024 Annual Report and Note 4, Acquisitions and Note 5, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on the success payments. As of March 31, 2025, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain, and therefore any related payments are not included in the table above.

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

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, and are consistent with those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates” included in our 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our common stock price.

Interest rate risk

As of March 31, 2025, we had cash, cash equivalents, and restricted cash of $100.3 million, which consisted of bank deposits and money market funds, and also had marketable securities of $8.6 million. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. As of March 31, 2025, we had no debt outstanding that is subject to interest rate variability.

Market capitalization and common stock price sensitivity

We agreed to make a success payment to Cobalt based on our market capitalization payable in cash or stock, and success payments to Harvard based on increases in the per share fair market value of our common stock, payable in cash.

As of March 31, 2025, the estimated aggregate fair value of the success payment liabilities was $4.6 million. For the three months ended March 31, 2025, we recorded an expense of $0.1 million related to the aggregate change in the estimated fair value of our success payment liabilities.

Changes in our market capitalization and the fair value of our common stock as of each balance sheet date may have a relatively large change in the estimated valuation of the success payment liabilities and resulting expense or gain. For example, for the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization as of March 31, 2025 from $378.7 million to $454.4 million would have increased the expense recorded in the three months ended March 31, 2025 by $1.1 million to $1.2 million. A hypothetical 20% decrease in our market capitalization from $378.7 million to $303.0 million would have decreased the expense recorded in the three months ended March 31, 2025 by $1.1 million to a gain of $1.0 million. For the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price as of March 31, 2025 from $1.68 per share to $2.02 per share would have decreased the immaterial gain recorded in the three months ended March 31, 2025 by $0.1 million to an expense of $0.1 million. A hypothetical 20% decrease in the common stock price from $1.68 per share to $1.34 per share would have increased the immaterial gain recorded in three months ended March 31, 2025 by $0.1 million to $0.1 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may in the ordinary course of business face various claims brought by third parties, including claims relating to employment matters and the safety and efficacy of our products, and we may, from time to time, make claims or take legal action to assert our rights, including action relating to our intellectual property rights. Any of these claims could subject us to costly litigation. Although we generally believe that we have adequate insurance to cover many different types of liabilities from third-party claims, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations, cash flows, or financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business.

On March 21, 2025, a purported stockholder, Carl Johan Drott, filed a putative class action complaint (the Complaint) in the United States District Court for the Western District of Washington against the company and its current and former executives, Steven D. Harr, M.D., and Nathan Hardy, styled Drott v. Sana Biotechnology, Inc., et al., No. 2:25-cv-00512, alleging that the defendants made false and misleading statements concerning the company's business, operations, and prospects. The plaintiff asserts claims against all defendants pursuant to Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants pursuant to Section 20(a) of the Exchange Act. The Complaint purports to assert class action claims on behalf of all persons and entities that purchased or otherwise acquired our securities between March 17, 2023 and November 4, 2024. The plaintiff seeks unspecified damages. The defendants have not yet responded to the Complaint and intend to vigorously defend themselves against the plaintiff’s allegations. However, there can be no assurances as to the outcome.

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
•
We will require additional funding to finance our operations. If we are unable to raise capital when needed, or on acceptable terms, we could be forced to delay, reduce, or eliminate some or all of our product development programs or commercialization efforts.
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
•
Clinical trials may fail to demonstrate that our product candidates, including any future product candidates, or technologies used in or used to develop such product candidates, meet the United States Food and Drug Administration's (FDA) or a comparable foreign regulatory authority's requirements with respect to safety, purity, and potency, or efficacy, which would prevent, delay, or limit the scope of regulatory approval and commercialization of such product candidates.
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
•
The development and commercialization of biopharmaceutical products is subject to extensive regulation, and the regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming, and inherently unpredictable. Disruptions at these regulatory authorities could delay or otherwise hinder the regulatory approval process for our product candidates. If we are unable to obtain regulatory approval for our product candidates on a timely basis, or at all, our business will be substantially harmed.
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

In response to reports of T cell malignancies in patients that previously received chimeric antigen receptor (CAR) T cell immunotherapies, the FDA announced in November 2023 that it is investigating the risk of secondary cancers and the need for regulatory action for such therapies as a class and has advised of new patient monitoring and reporting requirements with respect to such therapies. In January 2024, the FDA imposed a class-wide boxed warning requirement regarding the occurrence of T cell malignancies for all approved CAR T therapies. The FDA has noted that it currently believes that the overall benefits of these therapies continue to outweigh their potential risks for their approved uses. However, all currently approved CAR T cell immunotherapies are approved only in oncology indications, and there can be no assurance that the FDA or comparable foreign regulatory authorities will reach the same risk-benefit determination in other indications, such as autoimmune diseases. We have received and may in the future receive FDA correspondence requesting updates to certain of our CAR T cell clinical trials to address these developments. It is unclear at this time how changes in the leadership of the FDA and other government administration actions and changes will impact our operations and future interactions with the FDA. Additionally, we and our product candidates may be subject to further regulatory actions or requirements of the FDA or comparable foreign regulatory authorities relating to these therapies, such as requiring a black box warning or other labeling disclosures for any approved products. The occurrence of any of the foregoing could increase the cost and complexity of development and commercialization of, and limit the commercial opportunity for, such product candidates, any of which could have a material adverse effect on our business.

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
•
our ability to address any potential interruptions or delays resulting from external factors, including those related to the current global geo-political, business, and economic environment, including any changes in government administration policy positions;
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

We face significant challenges, including competition, in seeking appropriate collaborators. Collaborations are complex and time-consuming to negotiate and document. We may not be successful in our efforts to establish a collaboration or other alternative arrangements for our product candidates or technologies on acceptable terms or at all, including because our product candidates or technologies may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate success in clinical trials and ultimately obtain regulatory approval. We may incur costs to continue developing one or more of our product candidates or technologies to establish or support an appropriate collaboration, which costs may outweigh the benefit of any such collaboration, if we are able to enter into a collaboration at all. Additionally, there have been a significant number of recent business combinations among large pharmaceutical companies that have reduced the number of potential future collaborators and changed the strategies of the resulting combined companies. In addition, under the terms of certain license agreements applicable to our product candidates and technologies, we may be restricted from entering into collaboration or similar agreements relating to those product candidates or technologies on certain terms or at all, and when we collaborate with a third party for development and commercialization of a product candidate, we expect that we may have to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of our technologies, product candidates, and market opportunities. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and could determine that such other collaboration is more attractive than a collaboration with us for our product candidate. Similar risks exist with respect to any joint ventures we may pursue, as well as risks and uncertainties related to the costs, time, and other resources required to manage and gain the benefit of any such joint venture, and any potential liabilities we may incur in connection with a joint venture.

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

We announced portfolio prioritizations in each of November 2022, October 2023, and November 2024, pursuant to which we conducted reductions in our workforce. Reductions in our workforce may result in attrition beyond our planned reduction in workforce, reduced employee morale, and negative publicity, which may damage our reputation and make it more difficult for us to retain and motivate our current personnel as well as attract new personnel. These workforce reductions have also caused us to lose institutional knowledge, capabilities, and subject matter expertise and could negatively affect our efforts to obtain and maintain our intellectual property rights in the event we are unable to identify inventions made or identify or recreate the necessary scientific records or data. Any of the foregoing could significantly harm our business and future growth prospects.

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

Moreover, we cannot guarantee that submission of an IND or comparable foreign submission for a product candidate will result in the FDA or comparable foreign regulatory authorities allowing clinical trials of that product candidate to commence in accordance with our timelines or expectations or at all, including, for example, due to delays in review or approval timelines caused by disruptions and other factors impacting the FDA or comparable foreign regulatory authorities, or that, once begun, issues will not arise that require suspension or termination of such clinical trials. For example, the FDA or a comparable foreign regulatory authority may accept an IND or comparable foreign submission for a product candidate but place clinical trials of such product candidate on hold pending the results of additional testing or the development of additional assays, or may otherwise refuse or terminate the applicable submission. Further, because legal and regulatory requirements for conducting clinical trials vary across jurisdictions, our receipt of authorization to conduct clinical trials in one jurisdiction does not guarantee such authorization will be granted in other jurisdictions.

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

Additionally, as described elsewhere in these Risk Factors, rising rates of inflation in recent years and other factors have resulted in substantial increases in the costs associated with manufacturing our product candidates, including the costs of materials, consumables, and equipment, that we are unable to offset. Given the unpredictable nature of the current economic climate, including the potential impact of tariffs, export controls, and future rates of inflation, it may be increasingly difficult for us to predict and control our future expenses, which may harm our ability to conduct our business.

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

We rely in part on CDMOs, including third-party testing laboratories, to manufacture our product candidates for use in preclinical and clinical testing and expect to continue to rely on such CDMOs to manufacture certain of our product candidates thereafter as part of our manufacturing strategy. A limited number of CDMOs specialize in or have the expertise required to manufacture our product candidates or materials used in their manufacture. Moreover, our CDMOs have limited capacity at their facilities and require commitments to secure availability well in advance of manufacturing any products or other materials. Additionally, we face competition from other biopharmaceutical companies to secure manufacturing availability at these facilities. If the CDMOs on which we rely to manufacture our product candidates and other materials do not have sufficient availability at their facilities to do so in accordance with our timelines or are not otherwise able to meet our expected deadlines, we will experience delays in manufacturing our product candidates or other materials necessary for their manufacture. For example, because we rely on, and may continue to rely on, single CDMOs for certain manufacturing activities across multiple programs, any issues we may experience with such a CDMO, including inability to secure manufacturing capacity as and when needed, could result in manufacturing delays across all such programs and harm our ability to timely and successfully complete clinical trials and commercialization of our product candidates. In addition, as described elsewhere in these Risk Factors, we assess and prioritize our programs on an ongoing basis based on various factors. We may not be able to secure manufacturing capacity for certain programs as and when needed and may be required to prioritize manufacturing activities for certain programs over others, which could lead to manufacturing delays and harm our ability to further develop the relevant product candidates. We may also experience similar capacity constraints and manufacturing delays in the future with respect to products we may manufacture at any manufacturing facility we may operate. Further, for each new program or CDMO we engage, or in the case of certain changes to the manufacturing process for a product candidate, the relevant manufacturing process and related know-how must be transferred to the CDMO. This technology transfer is time-consuming and complex. If we are required to switch from an existing CDMO to a new CDMO or to any manufacturing facility we may operate, including to meet cGMP quality requirements or support process lock or larger-scale manufacturing for later-stage clinical trials or potential commercialization, we will need to conduct additional technology transfer activities, which could result in delays in further development of the applicable product candidate.

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

In addition, we rely on multiple CDMOs to produce sufficient quantities of materials required for the manufacture of our product candidates for preclinical testing and clinical trials and intend to continue to rely on such CDMOs for the commercial manufacture of certain of our products, if approved. Global supply chain shortages and rising rates of inflation in recent years have resulted in substantial increases in the costs of materials, including raw materials, reagents, consumables, and equipment that are required to make or used in the manufacture of our product candidates, and such costs may continue to increase for various reasons, including those described elsewhere in these Risk Factors. If we are unable to obtain such items from third-party sources, or fail to do so on commercially reasonable terms, we may not be able to produce sufficient supply of product candidate or we may be delayed or be required to incur additional costs in doing so. Such inability or failure, or any substantial delay in obtaining or additional costs for such items, could materially harm our business.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property, particularly those relating to biopharmaceutical products, which could make it difficult in those jurisdictions for us to stop the infringement or misappropriation of our patents or other intellectual property rights, or the marketing of competing products in violation of our proprietary rights. Proceedings to enforce our patent and other intellectual property rights in foreign jurisdictions are expensive, especially in jurisdictions where we have no local presence, and could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, such proceedings could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims of infringement or misappropriation against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Similarly, if our trade secrets are disclosed in a foreign jurisdiction, competitors worldwide could have access to our proprietary information, and we may be without satisfactory recourse. Such disclosure could have a material adverse effect on our business. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. In addition, certain developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. In addition, many countries limit the enforceability of patents against government agencies or government contractors. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Global geo-political actions could also increase the uncertainties and costs surrounding the prosecution and maintenance of our or our licensors’ patent applications and the maintenance, enforcement, and defense of our or our licensors’ issued patents. For example, further to actions by the United States and foreign governments in response to Russia’s invasion of Ukraine, the Kremlin issued Decree 299 stating that Russian companies and individuals can use patented inventions without the patent owner’s permission or compensation if the owner is from an “unfriendly” country, which includes the United States. As a result, we may not be able to enforce our otherwise valid patent rights against an infringer in Russia. Further, foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, on March 14, 2025, Brazil enacted Law No. 15, 122/2025 (known as the “Economic Reciprocity Law”), which includes a framework that allows for the suspension of obligations related to foreign entity’s intellectual property rights.

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

We have entered into, and we expect to enter into in the future, license agreements and other agreements pursuant to which we may obtain access to or acquire intellectual property rights and technologies. These license and acquisition agreements impose, and we expect that future license and acquisition agreements will impose, various diligence, milestone, royalty, and other payment, and other obligations on us. If we fail to comply with our obligations under these agreements, we may be required to pay damages, and the licensor may have the right to terminate the agreement. Any termination of these licenses could result in the loss of significant rights and could harm our ability to develop or advance one of our cell engineering platforms, or develop, manufacture, or commercialize one of our product candidates. See the subsection titled “Business— Key Intellectual Property Agreements” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 17, 2025 (2024 Annual Report) for additional information regarding these key agreements.

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

Patents have limited terms, and in many jurisdictions worldwide, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent’s term is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Given the significant amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic therapies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of April 2025 have terms expected to expire on dates ranging from 2028 to 2042, subject to any patent term extensions that may be available. If patents are issued on our patent applications pending as of April 2025, the resulting patents are projected to expire on dates ranging from 2028 to 2046. In addition, although upon issuance in the United States a patent’s term can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution or by failing to timely file a request for patent term adjustment (PTA). A patent term extension based on regulatory delay may also be available in the United States and in certain other foreign jurisdictions. However, in the United States, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension in the United States does not extend to the full scope of the patent’s claims, but instead only as to the scope of the product as approved. The laws governing analogous patent term extensions in foreign jurisdictions vary widely and many differ from the process in the United States. Additionally, we may not receive a patent term extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. If we are unable to obtain a patent term extension for any particular patent, or the term of any such extension is less than we request, the period during which we will have the right to exclude others from using the patent rights will be shortened. Our competitors may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch a biosimilar product earlier than might otherwise be the case, which could reduce our revenue, possibly materially. In general, if we do not have sufficient patent term to protect our platform technologies and product candidates, our business and results of operations will be adversely affected.

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

In addition, the geo-political climate, tensions between the United States and certain countries, including Russia and China, and other geo-political events may increase our vulnerability to such cybersecurity attacks. For example, the conflict between Russia and Ukraine may create heightened threats of ransomware attacks and other cybersecurity threats for certain industries, including healthcare and pharmaceuticals. We continue to monitor and take steps to mitigate this risk, but we cannot ensure that such efforts will be sufficient to protect us from any such cyberattacks or other incidents. In addition, in July 2022, the heads of the FBI and MI5 issued joint warnings regarding the threat posed by China to national security due to the Chinese government’s increasing use of cyber espionage to steal technology from Western corporations and disrupt Western business. Moreover, the biotechnology industry is one of the top industries that China has targeted for domestic growth and development, and it therefore may be a primary target for such cyber espionage efforts. We continue to monitor our systems and upgrade our security capabilities in order to mitigate risk. However, any access to or loss or theft of our confidential information in connection with a future cyberattack could have a material adverse effect on our business.

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

Further, our personnel, and those of any third parties involved in our operations, including vendors, service providers, collaborators, contractors, and consultants, may develop and use artificial intelligence technologies in the course of performing work for us, including generative artificial intelligence technologies (GenAI) that have the ability to output new content and information based on user inputs. GenAI has the potential to benefit our business and operations, possibly significantly, including by potentially creating efficiencies and enabling powerful research and development that may otherwise not be possible, and we may be at a competitive disadvantage if we do not or are unable to use GenAI, or only use it for limited purposes. However, use of GenAI in connection with our confidential, proprietary, or otherwise sensitive information, including personal data, may result in leaks, disclosure, or otherwise unauthorized or unintended access to or use or other processing of such information, including incorporation of such information into the applicable GenAI system or use of such information to further refine and train the GenAI models. Any such access or use, or any improper or inappropriate use, of GenAI could, for example, reveal trade secrets or other confidential information that may enable third parties to replicate or improve upon our technologies and programs, advance their technologies or programs more rapidly than we do, or otherwise negatively impact the value of, or our ability to obtain or maintain, intellectual property rights. Access to and use and other processing of personal data may subject us to risks and potential liability and obligations under applicable data privacy laws, as described elsewhere in these Risk Factors. Further, we may use the output of GenAI in our technologies, programs, and other aspects of our business, and such output could incorporate third-party intellectual property, or we may otherwise be unable to own, protect, further develop, or ultimately use such output, which could significantly harm our business to the extent such technologies, programs, or other aspects of our business rely upon such output. Such output may also be false, non-sensical, biased, or otherwise harmful to our operations and business if incorporated therein. Further, our ability to use GenAI or further develop or use its output may depend on access to specific third-party software and infrastructure, such as processing hardware or third-party artificial intelligence models, and we cannot control the availability or pricing of such software and infrastructure, especially in a highly competitive environment. We may also face novel and urgent cybersecurity risks and emerging ethical risks relating to the use of GenAI, which could adversely affect our operations, assets, including intellectual property and data, and reputation, as well as those of any third parties involved in our operations. Use of artificial intelligence technologies in general, and GenAI in particular, in our business could subject us to additional costs and expenses, litigation, regulatory actions and investigations, and other negative consequences. There is significant uncertainty with respect to the nature of the laws and regulations that have been and may in the future be adopted, including how such laws and regulations will be interpreted and applied, both within and outside of the U.S., with respect to the use of artificial intelligence technologies in general, and GenAI in particular, including the ownership of or right to use the output of GenAI. We may need to expend significant resources to modify and maintain our business practices to comply with such laws and regulations and to otherwise ensure appropriate and lawful use of artificial intelligence technologies, including GenAI and its output, in our technologies, programs, and other aspects of our business.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other activities we may engage in relating to our product candidates are subject to extensive regulation. In the United States, marketing approval of biologics requires the submission of a BLA to, and approval of such BLA by, the FDA, before a party can market any product candidate in the United States. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing, and controls. Outside the United States, many comparable foreign regulatory authorities employ similar approval processes. Any issues encountered by such regulatory authorities, including as a result of any prolonged government shutdown, could delay or otherwise negatively impact the development and commercialization of our product candidates. For example, changes in leadership, closures of government agencies, loss of key personnel, and staffing shortages, furloughs, or other disruptions could increase the time required for interactions with regulatory authorities, including with respect to the review, acceptance, or approval of regulatory applications or other correspondence or submissions related to our product candidates, as well as our patent or other intellectual property applications, and could also result in delays in the interpretation and implementation of important laws and regulations relevant to our business.

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

The ability of the FDA to review and approve new products may be affected by a variety of factors, including government budget and funding levels, changes in federal agency leadership, statutory, regulatory, and other governmental changes, including government administration policy actions, such as those relating to hiring and return-to-office, and policies implemented by the Department of Government Efficiency, the FDA’s ability to hire and retain key personnel, including personnel with the expertise necessary to evaluate product candidates such as ours, and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years. Moreover, these and other factors have increased the uncertainties associated with interpreting the FDA’s guidance and predicting its areas of focus and responses to various issues. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. For example, action by the NIH under the current government administration may impact the extent to which NIH grantees can receive funds for indirect costs associated with research activities, and we cannot predict how and the extent to which such action may impact our business. Disruptions at the FDA and other agencies, such as staffing changes that have occurred and may occur in the future, may also extend the time necessary for new biologics or modifications to licensed biologics to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns, staffing shortages, budget restrictions, or other factors such as those described above prevent the FDA or comparable foreign regulatory authorities from conducting their normal operations, such as regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, the policies of the FDA and of comparable foreign regulatory authorities may change and additional laws, regulations, and government actions may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative, judicial, or executive action, either in the United States or abroad. In June 2024, the Supreme Court overturned the Chevron doctrine, which gave deference to regulatory agencies' statutory interpretations of ambiguous federal laws in litigation against these agencies, including the FDA. This landmark decision may invite more companies or other stakeholders to bring lawsuits against the FDA to challenge its longstanding decisions and policies, including its statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, and could undermine its authority, increase the difficulty of enforcing FDA regulations, disrupt its normal operations, lead to longer review and decision-making timelines, and lead to uncertainties in the industry, which could delay FDA review of any regulatory submissions we may submit for our product candidates. We cannot predict the full impact of this decision, future challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative, judicial, or other governmental action, including under the current government administration.

Moreover, currently enacted legislation may not be renewed once it expires, which may make it more difficult for us to obtain regulatory approval for and commercialize our product candidates. For example, the Prescription Drug User Fee Act (PDUFA) was enacted by Congress in 1992 to allow the FDA to collect fees from parties that produce certain human drug and biological products. Among other things, the fees collected under PDUFA provide for the timely review of regulatory submissions, such as BLAs. PDUFA has been renewed multiple times since its enactment, including at the end of September 2022, which has allowed the FDA to continue collecting prescription drug user fees. However, there is no guarantee that the most recent renewal will continue without modification or that future renewals will occur in a timely manner, if at all, including, for example, due to recent and potential future government administration actions and policy changes. In addition, there may be amendments to PDUFA that could significantly affect how regulatory submissions are reviewed, and we cannot predict the extent of such amendments and how they will affect our business. If PDUFA is not renewed or its renewal is delayed, or if PDUFA is amended in certain ways, the FDA’s ability to review any regulatory submissions and related correspondence for our product candidates may be materially adversely impacted, which could negatively impact our development timelines and ability to obtain regulatory approval of our product candidates.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, including sanctions, treaties, tariffs, taxes, regulatory requirements, and other limitations on cross-border operations, including due to government administration policy changes that have occurred or may occur in the future. The United States government has and continues to make significant additional changes in United States trade policy and may continue to take future actions that could negatively impact United States trade. For example, the United States government has indicated its intent to modify United States trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. In addition, the United States has implemented tariffs on almost all foreign products and may in the future implement other tariffs, including on pharmaceutical products. The extent and duration of any tariffs and the resulting impact on general economic conditions and on our business are uncertain and will depend on various factors, such as negotiations between the United States and other countries, the response of such countries, exemptions or exclusions that may be granted, and the availability and cost of alternative sources of supply of materials and other items that we or third parties we work with may import from affected countries. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what interactions, including products or services, may be subject to such actions, or what actions may be taken by the other countries in retaliation. If any such actions are taken, including implementation of new tariffs, export controls, legislation, or regulations, if existing trade agreements are renegotiated, if the United States or other governments take retaliatory trade actions, or any other similar changes occur, or if any of our interactions with parties affected by any such actions or changes become more costly or are limited or no longer possible, our business, liquidity, financial condition, or results of operations could be materially and adversely affected.

In particular, trade restrictions, including tariffs, and other general economic or political conditions could increase the costs and limit the availability of items necessary for our supply chain, such as equipment, materials, or components that we may import into the United States, and could generally increase the expenses associated with our business, which could materially and adversely affect our results of operations, financial condition, and prospects. We may not be able to forecast such impacts accurately. Although we continue to work with our vendors, including our CDMOs, to mitigate our exposure to current or potential future tariffs and other trade restrictions, we cannot guarantee that we will be able to offset any increased costs or supply shortages or other disruptions. The ultimate impact of any trade restrictions will depend on various factors, including the timing of implementation and the duration, amount, scope, and nature of such trade restrictions, and if we are not successful in offsetting such impact, our operating results may be adversely affected.

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

Due to our recurring operating losses and negative cash flows from operations and our dependence on and uncertainty around our ability to obtain additional financing to fund our operations after our current resources are exhausted, management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report, and there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, and no assurances can be given that additional funding will be available to us on commercially reasonable terms, or at all. If we are unable to raise sufficient capital when needed, our business, financial condition, and results of operations will be materially and adversely affected, and we will need to modify our operational plans to continue as a going concern. If we are unable to obtain sufficient financing, we may be required to delay, reduce the scope of, or cease our research and development programs. Moreover, the reaction of investors to the inclusion of a going concern statement in our financial statements and our potential inability to continue as a going concern could adversely affect the price of our common stock and our ability to raise new capital or enter into collaborative or other transactions.

We will require additional funding to finance our operations. If we are unable to raise capital when needed, or on acceptable terms, we could be forced to delay, reduce, or eliminate some or all of our product development programs or commercialization efforts.

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

Due to our recurring operating losses and negative cash flows from operations, management has concluded that, as of the date of this Quarterly Report, there is substantial doubt regarding our ability to continue as a going concern. As of March 31, 2025, we had $104.7 million in cash, cash equivalents, and marketable securities. As described elsewhere in this Quarterly Report, management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report, raising substantial doubt as to our ability to continue as a going concern. Accordingly, we will need to raise additional funding in order to execute on our current business plans and strategy. As described elsewhere in these Risk Factors, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all, and the terms of any financing may adversely affect our stockholders. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in May 2025, we entered into a sales agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen), acting as sales agent, pursuant to which we may offer and sell through TD Cowen up to $119.0 million of shares of our common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). Concurrently with entering into the Sales Agreement, we terminated our prior sales agreement with TD Cowen (as successor to Cowen and Company, LLC) entered into in August 2022 (the Prior Sales Agreement). As of March 31, 2025, we had raised $28.5 million in net proceeds under the Prior Sales Agreement. Further, on February 12, 2024, we completed an underwritten public offering pursuant to which we sold 21.8 million shares of our common stock, including 4.5 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of our common stock (the Follow-On Offering). Moreover, we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates, and the issuance of additional securities, whether equity, traditional debt, or other debt-like arrangements, by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

Our ability to raise additional funds will depend on financial, economic, geo-political, and market conditions and other factors over which we may have no or limited control. Market volatility, including as a result of bank failures, including Silicon Valley Bank (SVB) and Signature Bank (Signature) in 2023, and measures taken in response thereto, and the resulting impact on the broader banking sector, geo-political and economic instability resulting from the conflict between Russia and Ukraine and in the Middle East, tensions in ex-US, including US-China relations, the aftermath of the COVID-19 pandemic, and changes in government administration policy positions, or other factors, could also adversely impact our ability to access capital as and when needed. Furthermore, we hold significant balances of cash and cash equivalents, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance, exposing such cash balances to additional risk of loss beyond our control. Additional funds may not be available when we need them, on terms and at a cost that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or on terms and at a cost that are acceptable to us, we could be required to:

•
delay, limit, reduce, or terminate preclinical studies, clinical trials, or other research and development activities, or eliminate one or more of our development programs altogether, or otherwise restructure our operations or reduce our workforce; or
•
delay, limit, reduce, or terminate our efforts to access manufacturing capacity or establish and operationalize any manufacturing facility we may operate, establish sales and marketing capabilities, or other activities that may be necessary to commercialize any product candidates for which we obtain regulatory approval, or reduce our flexibility in developing or maintaining our sales and marketing strategy with respect to any product candidates for which we obtain regulatory approval.

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

We have a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through private placements of our convertible preferred stock and, more recently, through our initial public offering (IPO). We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $49.4 million and $107.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $1.7 billion, which includes cumulative non-cash charges related to the revaluation of our success payment liabilities and contingent consideration of $2.2 million and $59.6 million, respectively. Our losses have resulted principally from expenses incurred for the research and development of our ex vivo and in vivo cell engineering platforms, management and administrative costs, and other expenses incurred while building our business infrastructure.

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

We agreed to make success payments, payable in cash, pursuant to our license agreement with Harvard and contingent consideration and success payments, payable in cash or stock, pursuant to our acquisition agreement with Cobalt. Pursuant to the terms of our license agreement with Harvard, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of March 31, 2025, a Harvard Success Payment had not been triggered. See Note 5, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more details on the various per share common stock values that trigger a Harvard Success Payment.

In connection with the Cobalt acquisition, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain pre-defined development milestones and a success payment (Cobalt Success Payment) of $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a BLA or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of March 31, 2025, a Cobalt Success Payment had not been triggered. See Note 4, Acquisitions to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date.

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

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our balance sheets. Under United States generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development-related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment liabilities and contingent consideration may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements. For example, as of March 31, 2025 and December 31, 2024, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was $4.6 million and $4.5 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $110.8 million and $109.0 million, respectively.

For the three months ended March 31, 2025, we recorded an expense of $0.1 million and an immaterial gain, respectively, related to the aggregate change in the estimated fair value of the Cobalt Success Payment and Harvard Success Payment liabilities. For the three months ended March 31, 2025, we recorded an expense of $1.9 million related to the change in the estimated fair value of the Cobalt Contingent Consideration. We have incurred net losses since our inception and expect to continue to incur net losses for the foreseeable future. It is possible that future fluctuations in the price of our common stock and market capitalization and the resulting change in the estimated fair value of our success payment liabilities could lead us to record net income in a future period despite us incurring operating losses and negative cash flows during such period. Alternatively, significant stock appreciation during a future period could lead to a significant increase in our recorded GAAP net loss.

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

In addition, our potential future collaborators may decide to market and sell products that compete with the product candidates that we have agreed to license to them, which could have a material adverse effect on our future business, financial condition, and results of operations. As described elsewhere in these Risk Factors and in the subsection titled “Business—Competition” included in our 2024 Annual Report, we currently and in the future will compete with third parties in the development and commercialization of our product candidates.

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

As of March 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, beneficially owned, in the aggregate, approximately 72.8% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interests.

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

If our existing stockholders sell, indicate an intention to sell, or there is a perception in the market that they intend to sell, a large number of shares of our common stock, the trading price of our common stock could decline. As of March 31, 2025, 225.5 million shares of our common stock were outstanding, which excludes shares of common stock issued upon exercise of outstanding equity awards, in each case, after March 31, 2025, and 51.8% of such shares were beneficially owned by holders of 5% or more of our common stock. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, applicable lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (Securities Act). If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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
•
our ability to effectively manage our future operations;
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
•
general political and economic conditions both within and outside the United States, including changes in interest rates, inflation, geo-political and economic instability resulting from the conflict between Russia and Ukraine and in the Middle East, tensions in ex-US, including US-China, relations, changes in government administration policy positions, and economic and tax policies announced by foreign countries; and
•
other events or factors, many of which are beyond our control.

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

The market price of our common stock has fluctuated since our IPO and may continue in the future to be volatile. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, as described elsewhere in this Quarterly Report, on March 21, 2025, a purported stockholder filed a putative class action complaint (the Complaint) against the company and two of its current and former executives asserting claims under Section 10(b) of the Exchange Act, including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The defendants intend to vigorously defend themselves against the plaintiff’s allegations, but there can be no assurances as to the outcome. This litigation, and any other future litigation that may be instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition.

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

Furthermore, geo-political actions, such as the conflict in Ukraine and the Middle East, trade restrictions, and the resulting political and economic instability, could negatively impact our operations. Although it is difficult to anticipate the impact of any of the foregoing on our company in particular, such geo-political actions, and any actions taken in response thereto, could increase our costs, disrupt our supply chain, impact our timelines, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

By disclosing information in the periodic filings required of a public company, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. For example, as described elsewhere in these Risk Factors, a purported stockholder filed the Complaint, which purports to assert class action claims against the defendants pursuant to Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants pursuant to Section 20(a) of the Exchange Act. If these or any other claims are successful, our business could be seriously harmed. Even when such claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

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

Following the Transition Period, the UK is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and companies established in the UK must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain marketing authorization to commercialize a product in the UK. The MHRA may rely on a decision taken by the European Commission with respect to the approval of a new (centralized procedure) marketing authorization when making a determination with respect to an application for a Great Britain marketing authorization, or use the MHRA’s decentralized or mutual recognition procedures, which enable marketing authorizations approved in EU member states (or Iceland, Liechtenstein, or Norway) to be granted in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals in the UK or EU, as a result of Brexit or otherwise, could prevent us from commercializing our product candidates in the UK or EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other requirements, some of which could be significant, in connection with the importation of our product candidates into the UK or EU, or we may incur expenses in establishing a manufacturing facility in the UK or EU in order to circumvent such requirements. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval for our product candidates in the UK or EU or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability. Any further changes in international trade, tariff, and import/export regulations, as a result of Brexit, government administration policy changes or actions, or otherwise, may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended March 31, 2025.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 9, 2021).

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252061), filed with the SEC on January 28, 2021).

4.3	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 8, 2024).

10.1*†	Amendment No. 5 to Option and License Agreement by and between the Company and Beam Therapeutics Inc., dated as of October 15, 2024.

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

SANA BIOTECHNOLOGY, INC.

Date: May 8, 2025	By:	/s/ Steven D. Harr, M.D.
Steven D. Harr, M.D.
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer, and duly authorized to sign on behalf of the registrant)