Form 10-Q
period 2025-06-30
Sana Biotechnology, Inc.
filed 2025-08-11
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 237,806,498 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our expectations with respect to our facilities and associated lease agreements;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sana Biotechnology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,271	$127,566
Marketable securities	1,403	24,931
Restricted cash	4,195	3,832
Prepaid expenses and other current assets	5,633	4,479
Total current assets	82,502	160,808
Property and equipment, net	33,081	77,308
Operating lease right-of-use assets	43,021	57,961
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	3,219	5,121
TOTAL ASSETS	$361,645	$501,020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,270	$5,210
Accrued compensation	9,411	14,449
Accrued expenses and other current liabilities	7,931	13,240
Operating lease liabilities	13,832	12,534
Total current liabilities	33,444	45,433
Operating lease liabilities, net of current portion	71,660	81,663
Contingent consideration	117,132	108,968
Success payment liabilities	8,611	4,556
Other non-current liabilities	8,242	9,896
Total liabilities	239,089	250,516
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; zero shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; 750,000 shares authorized; 230,510 and 223,923 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	23	22
Additional paid-in capital	1,870,572	1,855,318
Accumulated other comprehensive income	-	14
Accumulated deficit	(1,748,039)	(1,604,850)
Total stockholders' equity	122,556	250,504
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$361,645	$501,020

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$29,761	$60,874	$66,950	$117,322
Research and development related success payments and contingent consideration	10,262	(27,944)	12,219	10,063
General and administrative	10,341	16,442	21,825	32,711
Impairment of long-lived assets	44,611	-	44,611	-
Total operating expenses	94,975	49,372	145,605	160,096
Loss from operations	(94,975)	(49,372)	(145,605)	(160,096)
Interest income, net	577	3,202	1,569	6,236
Other income (expense), net	598	(4,121)	847	(3,906)
Net loss	$(93,800)	$(50,291)	$(143,189)	$(157,766)
Net loss per common share – basic and diluted	$(0.39)	$(0.21)	$(0.60)	$(0.70)
Weighted-average number of common shares – basic and diluted	238,409	234,440	237,996	225,872

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(93,800)	$(50,291)	$(143,189)	$(157,766)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	-	(4)	(14)	41
Total comprehensive loss	$(93,800)	$(50,295)	$(143,203)	$(157,725)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	223,923	$22	$1,855,318	$14	$(1,604,850)	$250,504
Fees incurred related to common stock financings	-	-	(171)	-	-	(171)
Vesting of restricted stock	960	-	-	-	-	-
Exercise of stock options	580	1	1,126	-	-	1,127
Stock-based compensation expense	-	-	7,022	-	-	7,022
Unrealized loss on marketable securities, net	-	-	-	(14)	-	(14)
Net loss	-	-	-	-	(49,389)	(49,389)
Balance as of March 31, 2025	225,463	$23	$1,863,295	$-	$(1,654,239)	$209,079
Issuance of common stock from at the market offering, net of issuance costs of $174	170	-	315	-	-	315
Exercise of pre-funded warrants	4,445	-	-	-	-	-
Vesting of restricted stock	203	-	-	-	-	-
Exercise of stock options	102	-	148	-	-	148
Issuance of common stock related to employee stock purchase plan	127	-	185	-	-	185
Stock-based compensation expense	-	-	6,629	-	-	6,629
Net loss	-	-	-	-	(93,800)	(93,800)
Balance as of June 30, 2025	230,510	$23	$1,870,572	$-	$(1,748,039)	$122,556

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	197,857	$20	$1,625,637	$(60)	$(1,338,091)	$287,506
Issuance of common stock from at the market offering, net of issuance costs of $113	150	-	1,037	-	-	1,037
Issuance of common stock from follow-on offering and accompanying pre-funded warrants, net of issuance costs of $9,741	21,773	2	180,006	-	-	180,008
Vesting of restricted stock	386	-	-	-	-	-
Exercise of stock options	1,120	-	4,929	-	-	4,929
Stock-based compensation expense	-	-	9,092	-	-	9,092
Unrealized gain on marketable securities, net	-	-	-	45	-	45
Net loss	-	-	-	-	(107,475)	(107,475)
Balance as of March 31, 2024	221,286	$22	$1,820,701	$(15)	$(1,445,566)	$375,142
Fees incurred related to common stock financings	-	-	(16)	-	-	(16)
Vesting of restricted stock	52	-	-	-	-	-
Exercise of stock options	548	-	2,361	-	-	2,361
Issuance of common stock related to employee stock purchase plan	323	-	1,077	-	-	1,077
Stock-based compensation expense	-	-	11,380	-	-	11,380
Unrealized loss on marketable securities, net	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	(50,291)	(50,291)
Balance as of June 30, 2024	222,209	$22	$1,835,503	$(19)	$(1,495,857)	$339,649

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(143,189)	$(157,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,506	7,641
Stock-based compensation expense	13,651	20,472
Change in the estimated fair value of contingent consideration	8,164	2,015
Change in the estimated fair value of success payment liabilities	4,055	8,048
Non-cash expense for operating lease right-of-use assets	4,463	5,387
Impairment of long-lived assets	44,611	-
Other non-cash items, net	(5,794)	(4,858)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	740	(7,459)
Operating lease right-of-use assets and liabilities	(81)	7,426
Accounts payable	(2,999)	(397)
Accrued expenses and other liabilities	(11,885)	(4,682)
Net cash used in operating activities	(81,758)	(124,173)
INVESTING ACTIVITIES:
Purchases of marketable securities	(1,682)	(177,018)
Proceeds from maturities of marketable securities	25,354	134,509
Purchases of property and equipment	(24)	(28,901)
Proceeds from disposal of assets	635	-
Net cash provided by (used in) investing activities	24,283	(71,410)
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and exercise of stock options	1,460	8,367
Proceeds related to common stock financings, net	254	181,029
Proceeds (principal payments), net for tenant improvement loan	(171)	7,628
Net cash provided by financing activities	1,543	197,024
Net increase (decrease) in cash, cash equivalents, and restricted cash	(55,932)	1,441
Cash, cash equivalents, and restricted cash at beginning of period	131,398	137,349
Cash, cash equivalents, and restricted cash at end of period	$75,466	$138,790
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$-	$3,376
Cash received for tenant improvement allowances	$891	$7,344
Derecognition of operating lease right-of-use assets for lease modification	$(2,724)	$(6,362)

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

Liquidity and capital resources

The Company is subject to a number of risks and uncertainties similar to other biotechnology companies in the development stage, including, but not limited to, those related to the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, building out manufacturing capabilities, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, the need to protect the Company’s intellectual property and proprietary technologies, and the need to attract and retain key scientific and management personnel. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations with the proceeds from additional equity or debt financings or capital obtained in connection with strategic collaborations or licensing or other arrangements. In the event that additional financing is required, the Company may not be able to raise capital on terms acceptable to it or at all.

In August 2025, the Company completed an underwritten public offering (the Offering) pursuant to which it sold 20.9 million shares of its common stock and pre-funded warrants to purchase 1.5 million shares of its common stock for net proceeds of approximately $70.0 million, after deducting underwriting discounts and commissions and estimated offering expenses.

In May 2025, the Company entered into a sales agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen), acting as sales agent, pursuant to which it may offer and sell through TD Cowen up to $119.0 million of shares of the Company’s common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). Concurrently with entering into the Sales Agreement, the Company terminated its prior sales agreement with TD Cowen (as successor to Cowen and Company, LLC) entered into in August 2022 (the Prior Sales Agreement). As of June 30, 2025, the Company had sold an aggregate of 0.2 million shares of the Company's common stock under the Sales Agreement. The Company received gross proceeds of $0.5 million from sales of common stock under the Sales Agreement during the quarter ended June 30, 2025, and did not sell any common stock under the Prior Sales Agreement during the quarter ended June 30, 2025.

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

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of June 30, 2025, the Company had cash, cash equivalents, and marketable securities of $72.7 million, and an accumulated deficit of $1.7 billion, which includes cumulative non-cash charges related to the revaluation of the success payment liabilities and contingent consideration of $6.2 million and $65.9 million, respectively. As described above, in August 2025, the Company completed the Offering, generating net proceeds of approximately $70.0 million, after deducting underwriting discounts and commissions and estimated offering expenses. In addition, from July 1, 2025 through the date of this Quarterly Report, the Company raised $28.6 million in net proceeds under the Sales Agreement. In assessing its ability to continue as a going concern, the Company carefully evaluated the conditions and events that may raise substantial doubt about its ability to continue operations for one year from the filing of this Quarterly Report. This evaluation considered several factors, including the Company’s current financial condition and available liquidity resources, which now include the proceeds from the Offering and the ATM facility. Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents, and marketable securities as of June 30, 2025, together with the net proceeds received from the Offering and the ATM facility, will be sufficient to fund its planned operations for at least one year from the filing of this Quarterly Report and there is no longer substantial doubt about its ability to continue as a going concern as of the date of this Quarterly Report.

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

Significant accounting policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are consistent with those discussed in Note 2 of the 2024 Annual Report. Selected significant accounting policies are discussed in further detail below.

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

Impairment of long-lived assets

The Company reviews the carrying value and estimated lives of its long-lived assets whenever events or circumstances indicate the carrying values may not be recoverable. Factors that may indicate potential impairment and trigger an impairment test include, but are not limited to, general macroeconomic conditions, conditions specific to the industry and market, business climate or operational performance of the business, and sustained decline in the stock price and market capitalization compared to the net book value.

If a change in circumstance occurs that indicates long-lived assets may be impaired, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. The long-lived asset evaluation is performed at the asset group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If this review indicates that the carrying amount of the asset group may not be recoverable, an impairment loss is measured as the amount by which the carrying amount of an asset group exceeds its estimated fair value. To measure impairment, the Company uses market participant assumptions to determine the estimated fair value of the asset based on anticipated future cash flows. Any impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the carrying amount of an individual asset will not be reduced below its fair value.

Calculating the fair value of a reporting unit, an asset group, and an individual asset involves significant estimates and assumptions. These estimates and assumptions include, among others, projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparables. Changes in these factors and assumptions used can materially affect the amount of impairment loss recognized in the period the asset was impaired.

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

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating expenses:
Facility costs	$4,825	$6,515	$10,335	$12,174
Research, development, and laboratory	8,962	23,945	21,053	47,737
Support functions	12,932	18,731	27,308	38,823
Stock-based compensation	6,629	11,380	13,651	20,472
Technical operations and manufacturing	4,511	11,452	11,948	21,475
Other(1)	2,243	5,293	4,480	9,352
Research and development related success payments and contingent consideration	10,262	(27,944)	12,219	10,063
Impairment of long-lived assets	44,611	-	44,611	-
Total operating expenses	94,975	49,372	145,605	160,096
Loss from operations	(94,975)	(49,372)	(145,605)	(160,096)
Interest income, net	577	3,202	1,569	6,236
Other income (expense), net	598	(4,121)	847	(3,906)
Net loss	$(93,800)	$(50,291)	$(143,189)	$(157,766)

(1) Other includes licensing costs, consulting fees, insurance, and business taxes for the three and six months ended June 30, 2025 and 2024.

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

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company has an obligation to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon the achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a program based on the fusogen technology in a clinical trial pursuant to an investigational new drug application, or has filed, or received approval for, a biologics license application or new drug application for a product developed using the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control of the Company if at least one of the Company’s programs based on the fusogen technology is an active research program at the time of such change of control. If the Company’s market capitalization is below $8.1 billion as of the date of a change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of June 30, 2025, a Cobalt Success Payment had not been triggered.

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value, with changes in fair value recognized in research and development related success payments and contingent consideration. As of June 30, 2025 and December 31, 2024, the estimated fair value of the Cobalt Success Payment liability was $8.0 million and $4.2 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Success Payment, the Company recognized an expense of $3.6 million and a gain of $20.7 million for the three months ended June 30, 2025 and 2024, respectively, and expenses of $3.7 million and $7.2 million for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and December 31, 2024, the estimated fair value of the Cobalt Contingent Consideration was $117.1 million and $109.0 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, the Company recognized an expense of $6.3 million and a gain of $3.4 million for the three months ended June 30, 2025 and 2024, respectively, and expenses of $8.2 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively.

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

Under the terms of the agreement, the Company paid to Harvard aggregate consideration of $12.0 million, comprising $9.0 million in common stock and $3.0 million in cash. Additionally, the Company may be required to pay to Harvard up to an aggregate of $175.0 million in success payments, payable in cash, based on increases in the fair value of the Company’s common stock (Harvard Success Payments). The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard would be credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of June 30, 2025, a Harvard Success Payment had not been triggered.

The following table summarizes the potential success payments and common stock price required for payment:

Multiple of Equity Value at Issuance	5x	10x	20x	30x	40x
Per share common stock price required for payment	$20.00	$40.00	$80.00	$120.00	$160.00
Success payment(s) (in millions)	$5.0	$15.0	$30.0	$50.0	$75.0

The Harvard Success Payment liabilities are carried at fair value, with the initial value and changes in fair value recognized in research and development related success payments and contingent consideration. As of each of June 30, 2025 and December 31, 2024, the estimated fair value of the Harvard Success Payment liability was $0.6 million and $0.3 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Harvard Success Payment liability, the Company recognized an expense of $0.4 million and a gain of $3.9 million for the three months ended June 30, 2025 and 2024, respectively, and expenses of $0.4 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.

6. Restricted cash

The Company maintains standby letters of credit that are collateralized with a bank account at a financial institution in accordance with certain lease agreements. The aggregate amount of such standby letters of credit was $4.2 million and $3.8 million as of June 30, 2025 and December 31, 2024, respectively.

7. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		June 30, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$57,295	$-	$-	$57,295
Total cash equivalents		57,295	-	-	57,295
Short-term marketable securities:
Corporate debt securities	Level 2	1,403	-	-	1,403
Total short-term marketable securities		1,403	-	-	1,403
Total financial assets		$58,698	$-	$-	$58,698
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	117,132	-	-	117,132
Success payment liabilities	Level 3	8,611	-	-	8,611
Total long-term financial liabilities		125,743	-	-	125,743
Total financial liabilities		$125,743	$-	$-	$125,743

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$66,641	$-	$-	$66,641
U.S. government and agency securities	Level 2	25,237	5	-	25,242
Total cash equivalents		91,878	5	-	91,883
Short-term marketable securities:
U.S. government and agency securities	Level 2	19,137	7	-	19,144
Corporate debt securities	Level 2	5,785	2	-	5,787
Total short-term marketable securities		24,922	9	-	24,931
Total financial assets		$116,800	$14	$-	$116,814
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	108,968	-	-	108,968
Success payment liabilities	Level 3	4,556	-	-	4,556
Total long-term financial liabilities		113,524	-	-	113,524
Total financial liabilities		$113,524	$-	$-	$113,524

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

There were no available-for-sale debt securities in a material loss position as of June 30, 2025 and December 31, 2024. The Company determined that there was no material change in the credit risk of the investments during the three months ended June 30, 2025. As such, an allowance for credit losses has not been recognized. As of June 30, 2025, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of June 30, 2025, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of June 30, 2025 and December 31, 2024, the balance in accumulated other comprehensive income included net unrealized gains (losses) related to the Company’s available-for-sale debt securities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2024	$108,968	$4,236	$320
Changes in fair value – expense (gain)	1,864	105	(12)
Balance as of March 31, 2025	110,832	4,341	308
Changes in fair value – expense	6,300	3,611	351
Balance as of June 30, 2025	$117,132	$7,952	$659

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

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	June 30, 2025		December 31, 2024
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	9.4% – 10.9%	10.4%	11.3% – 12.3%	11.9%
Probability of milestone achievement	5.0% – 55.0%	25.7%	5.0% –55.0%	25.7%

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

The fair values of the Cobalt Success Payments and Harvard Success Payments were calculated using the following unobservable inputs:

	June 30, 2025		December 31, 2024
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	75.0%	75.0%	75.0%	75.0%
Expected term (years)	13.6	5.7	14.1	6.2

8. Property and equipment, net

Property and equipment, net consists of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Laboratory equipment	$42,503	$52,957
Leasehold improvements	39,061	33,344
Construction in progress	-	40,337
Computer equipment, software, and other	4,139	4,836
Total property and equipment, at cost	85,703	131,474
Less: Accumulated depreciation	(52,622)	(54,166)
Property and equipment, net	$33,081	$77,308

Depreciation expense was $2.9 million and $3.9 million for the three months ended June 30, 2025 and 2024, respectively, and $6.5 million and $7.6 million for the six months ended June 30, 2025 and 2024, respectively. In the second quarter of 2025, the Company recognized non-cash impairment losses related to construction in progress, laboratory equipment, and leasehold improvements for the Company's manufacturing facility in Bothell, Washington (the Bothell facility) and a portion of the Company's laboratory and office space in Seattle, Washington (the Seattle facility). Refer to Note 11, Impairment of long-lived assets for further information.

9. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued compensation:
Accrued bonuses	$4,592	$7,704
Accrued paid time off	2,977	3,151
Accrued payroll	1,160	3,021
Other accrued compensation	682	573
Total accrued compensation	$9,411	$14,449
Accrued expenses and other current liabilities:
Accrued research and development services	$5,063	$10,493
Accrued professional fees	1,461	993
Other accrued current liabilities	1,407	1,754
Total accrued expenses and other current liabilities	$7,931	$13,240

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

In June 2022, the Company entered into a lease agreement for 79,565 square feet of office, laboratory, and manufacturing space located in Bothell, Washington. The initial term of the lease expires in February 2039, with the option to extend the lease for up to three additional five-year terms. The lease agreement also provides for up to $19.9 million for reimbursement of tenant improvements, as well as an additional $8.0 million loan for tenant improvements, available at the Company’s election, which the Company would be obligated to repay to the landlord monthly over the initial term of the lease with interest at a rate of 6.5% per year (the Tenant Improvement Loan). The Company elected to receive the Tenant Improvement Loan in the second quarter of 2024. As of June 30, 2025, $0.4 million was included in accrued expenses and other current liabilities and $7.2 million was included in other non-current liabilities. The Company is obligated to pay base rent of approximately $68.8 million over the initial term of the lease. In accordance with the lease agreement, the Company has obtained a letter of credit in the amount of $1.6 million.

In the second quarter of 2025, the Company recognized non-cash impairment losses for the operating lease right-of-use (ROU) asset, construction in progress, and laboratory equipment for the Bothell facility, and for the operating lease ROU asset, leasehold improvements, and laboratory equipment for the Seattle facility. The Company also recognized additional non-cash impairment losses for other long-lived assets. Refer to Note 11, Impairment of long-lived assets for further information.

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

The following table summarizes the Company’s lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$11,384	$4,469	$16,080	$9,088
Short-term lease cost	918	1,189	1,981	2,551
Variable lease cost	2,169	2,088	3,995	4,102
Total lease cost	$14,471	$7,746	$22,056	$15,741

As of June 30, 2025, the weighted-average remaining lease term was 7.4 years, and the weighted-average incremental borrowing rate was 10.9%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year to the present value of the operating lease liabilities as of June 30, 2025 (in thousands):

2025 (remaining 6 months)	$10,947
2026	22,473
2027	19,390
2028	14,698
2029	14,071
2030 and thereafter	48,700
Total undiscounted lease payments	130,279
Less: imputed interest	(44,787)
Present value of operating lease liabilities	85,492
Less: current portion of operating lease liabilities	$(13,832)
Operating lease liabilities, net of current portion	$71,660

11. Impairment of long-lived assets

As a result of changes in business plans and the Company's intention to pursue potential subleases for the Bothell and Seattle facilities, due in part to the Company’s decision to suspend further build-out of its internal manufacturing capabilities at the Bothell facility in the-near term due to increased availability of manufacturing capacity at third-party contract development and manufacturing organizations for cell and gene therapy products, as well as progress in understanding its near-term manufacturing needs, and other factors, the Company determined that during the second quarter of 2025 a triggering event occurred and performed an impairment analysis. For the Bothell facility, the Company determined that the combined operating lease ROU asset and construction in progress were not fully recoverable as the carrying value exceeded the estimated fair value and recorded a non-cash impairment loss of $34.2 million for this asset group. For the Seattle facility, the Company determined that the combined operating lease ROU asset and leasehold improvements were not fully recoverable as the carrying value exceeded the estimated fair value and recorded a non-cash impairment loss of $3.8 million for this asset group. In addition, in connection with the Bothell and Seattle facilities, the Company recognized non-cash impairment losses related to laboratory equipment of $3.8 million and $2.0 million, respectively. The Company also recognized an additional $0.8 million non-cash impairment loss for other long-lived assets. The losses were recorded in operating expenses in the statement of operations.

12. Stockholders’ equity

In May 2025, the Company entered into the Sales Agreement with TD Cowen, acting as sales agent, pursuant to which it may offer and sell through TD Cowen up to $119.0 million of shares of the Company’s common stock from time to time under the ATM facility. Concurrently with entering into the Sales Agreement, the Company terminated the Prior Sales Agreement. As of June 30, 2025, the Company had sold an aggregate 0.2 million shares of the Company's common stock under the Sales Agreement. The Company received gross proceeds of $0.5 million for sales of common stock under the Sales Agreement during the quarter ended June 30, 2025, and did not sell any common stock under the Prior Sales Agreement during the quarter ended June 30, 2025.

In February 2024, the Company completed an underwritten public offering pursuant to which it sold 21.8 million shares of its common stock, including 4.5 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of its common stock, for net proceeds of approximately $180.0 million, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants have an exercise price of $0.0001 per share of common stock. As the pre-funded warrants are indexed to the Company’s common stock and otherwise meet the requirements to be classified in equity, the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheet. The pre-funded warrants are exercisable at any time; however, the holders of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. During the three and six months ended June 30, 2025, 4.4 million pre-funded warrants were exercised.

13. Stock-based compensation

Equity incentive plans

In February 2021, the Company adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (2021 ESPP), both of which became effective on the completion of the Company’s initial public offering. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering period or on the purchase date. As of June 30, 2025, 33.1 million shares and 5.9 million shares were available for future issuance under the 2021 Plan and the 2021 ESPP, respectively.

Stock-based compensation expense

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Research and development	$4,238	$7,123	$8,824	$12,971
General and administrative	2,391	4,257	4,827	7,501
Total stock-based compensation expense	$6,629	$11,380	$13,651	$20,472

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of June 30, 2025 are as follows:

	Stock Options	RSUs
Unrecognized stock-based compensation expense (in thousands)	$33,932	$17,095
Weighted-average period costs expected to be recognized (in years)	2.4	2.9

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	25,062	$7.16	7.4	$271
Granted	5,498	2.59
Exercised	(600)	1.87
Forfeited/Cancelled	(4,948)	8.75
Outstanding as of June 30, 2025	25,012	$5.99	7.6	$2,728
Exercisable as of June 30, 2025	13,691	$7.00	6.5	$1,617

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Six Months Ended June 30,
Assumptions	2025	2024
Risk free interest rate	4.1% – 4.4%	3.8% – 4.7%
Expected volatility	75.0%	72.5%
Expected term (years)	5.43 – 6.50	5.50 – 6.25
Expected dividend	0%	0%

The following table summarizes additional information related to stock option activity:

	Six Months Ended June 30,
	2025	2024
Weighted average grant date fair value per share for options granted	$1.79	$6.19
Aggregate intrinsic value of stock options exercised (in thousands)	$1,351	$5,391

Restricted stock

A summary of the Company’s RSU activity is as follows:

	RSUs (in thousands)	RSUs Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2024	3,570	$6.72
Granted	2,072	2.58
Vested	(1,163)	5.89
Forfeited	(356)	6.88
Unvested as of June 30, 2025	4,123	$4.86

The fair value of RSUs that vested during the six months ended June 30, 2025 and 2024 was $2.6 million and $4.6 million, respectively.

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

The Company applies judgment in its determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of June 30, 2025 and December 31, 2024, the Company’s uncertain tax positions were immaterial.

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

The following securities were excluded from the computation of net loss per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Options to purchase common stock	25,012	30,265
Unvested RSUs	4,123	4,297
Total	29,135	34,562

16. Employee benefit plan

In January 2019, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. The Company matches each participant’s 401(k) contributions, up to $4,000 per year per participant.

17. Subsequent event

In August 2025, the Company completed an underwritten public offering pursuant to which it sold 20.9 million shares of its common stock and pre-funded warrants to purchase 1.5 million shares of its common stock, for net proceeds of approximately $70.0 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

We currently focus our efforts across three areas and have three ongoing clinical trials across multiple disease types and therapeutic areas, including type 1 diabetes (T1D), B-cell mediated autoimmune diseases, and B-cell malignancies. We retain worldwide rights to each of the product candidates described below.

•
Type 1 Diabetes: Approximately nine million people suffer from T1D worldwide, and there have been no major novel medicines for the disease since insulin. We are preclinically developing SC451, a HIP-modified, stem cell-derived pancreatic islet cell therapy, for the treatment of T1D. The goal of this therapy is euglycemia, or normal blood glucose, without the need for exogenous insulin injections or immunosuppression. We currently have an ongoing Phase 1 investigator-sponsored first-in-human study (IST) evaluating UP421, an allogeneic, primary islet cell therapy engineered with our HIP technology addressing T1D. We expect to share additional data from the IST in 2025 and file an investigational new drug application (IND) for SC451 as early as 2026.
•
Allogeneic CAR T cells: We are developing SC291, our HIP-modified CD19-directed allogeneic CAR T cell product candidate, in patients with B-cell mediated autoimmune diseases. The GLEAM study is a Phase 1 clinical trial evaluating SC291 in patients with lupus nephritis (LN), extrarenal lupus (ERL), and antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis. We are also preclinically developing SC291 for other B-cell mediated autoimmune diseases. If the GLEAM study is successful, SC291 has the potential to benefit patients in various B-cell mediated autoimmune diseases. We are also developing SC262, our HIP-modified CD22-directed allogeneic CAR T cell product candidate. The VIVID study is a Phase 1 clinical trial evaluating SC262 in patients with relapsed and/or refractory (R/R) B-cell malignancies who have received prior CD19-directed CAR T therapy. We are enrolling patients in both the GLEAM and VIVID trials and expect to share data from each study in 2025.
•
In vivo CAR T cells: Using our fusogen platform, which allows for cell-specific, in vivo delivery of various payloads, we are preclinically developing our SG299 product candidate, which is a CD8-targeted fusosome that delivers to CD8+ T cells the genetic material to make CD19-directed CAR T cells while avoiding potentially troublesome delivery to tissues such as the liver and gonadal tissue. We plan to develop SG299 in a range of B-cell cancers and B-cell mediated autoimmune diseases and expect to file an IND for SG299 as early as 2026.

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

We announced positive six-month results from the UP421 IST demonstrating that all primary and secondary endpoints were met. Results of the study through six months after cell transplantation demonstrate the survival and function of pancreatic beta cells as measured by the presence of circulating C-peptide, a biomarker indicating that transplanted beta cells are producing insulin. C-peptide levels also increase with a mixed meal tolerance test during testing at these timepoints, consistent with insulin secretion in response to a meal. 12-week PET-MRI scanning also demonstrated islet cells at the transplant site, a forearm muscle. The study identified no safety issues, and the HIP-modified islet cells evaded immune detection. The trial continues to evaluate safety, persistence, and function of the transplanted cells. In August 2025, the New England Journal of Medicine published a journal article titled "Survival of Transplanted Allogeneic Beta Cells with No Immunosuppression," which discusses the 12-week results of the trial. In June 2025, the six-month results of the trial were presented at the 85th Annual American Diabetes Association (ADA) Scientific Sessions. We and our collaborators at Uppsala University Hospital expect to report additional data from the study, including longer-term follow-up, as the year progresses. In addition, we continue preclinical development of SC451, and a recent FDA INTERACT meeting increases our confidence in moving forward with our HIP-edited master cell bank for good manufacturing practices (GMP) manufacturing and our non-clinical testing plan.

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

In November 2024, we announced a portfolio prioritization to prioritize clinical and preclinical development in T1D, B-cell mediated autoimmune diseases, refractory B-cell malignancies, and the fusogen platform for generating in vivo CAR T cells. We suspended development of SC291, our HIP-modified CD19 allogeneic CAR T therapy, in oncology, and SC379, our glial progenitor cell program, as we seek partnerships for these programs. As part of these efforts, we are winding down the ARDENT Phase 1 clinical trial evaluating SC291 in B-cell malignancies, including non-Hodgkin’s lymphoma and chronic lymphoblastic leukemia. In connection with the portfolio prioritization, we incurred approximately $5.8 million of cash-based expenses related to employee severance, benefits, and related costs. This portfolio update and associated workforce reduction is fully complete.

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

Our operations to date have included developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, conducting clinical trials of our product candidates, supporting clinical trials of product candidates developed using our technologies, acquiring technologies, staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. We have incurred net losses each year since our inception. Our net losses for the six months ended June 30, 2025 and 2024 were $143.2 million and $157.8 million, respectively. As of June 30, 2025, we had an accumulated deficit of $1.7 billion. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations.

In August 2025, we completed an underwritten public offering (the Offering) pursuant to which we sold 20.9 million shares of our common stock and pre-funded warrants to purchase 1.5 million shares of our common stock for net proceeds of approximately $70.0 million, after deducting underwriting discounts and commissions and offering expenses.

In May 2025, we entered into a sales agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen), acting as sales agent, pursuant to which we may offer and sell through TD Cowen up to $119.0 million of shares of our common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). Concurrently with entering into the Sales Agreement, we terminated our prior sales agreement with TD Cowen (as successor to Cowen and Company, LLC) entered into in August 2022 (the Prior Sales Agreement). As of June 30, 2025, we had sold an aggregate of 0.2 million shares of our common stock under the Sales Agreement. We received gross proceeds of $0.5 million for sales of common stock under the Sales Agreement during the quarter ended June 30, 2025, and did not sell any common stock under the Prior Sales Agreement during the quarter ended June 30, 2025. From July 1, 2025 through the date of this Quarterly Report, we raised $28.6 million in net proceeds under the Sales Agreement.

As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $72.7 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of the date of this Quarterly Report, including the net proceeds received from the Offering and the ATM facility, will be sufficient to fund our planned operations for at least one year from the filing of this Quarterly Report. However, we will need to raise additional financing in the future to fund our operations, including the commercialization of any approved product candidates. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, proceeds from any future equity or debt financings, and milestone, royalty, and other payments received under any future licenses, collaborations, or other arrangements. Additional capital may not be available on terms that are reasonable or acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, our business, results of operations, and financial condition would be adversely affected.

Excluding one-time items, we expect our operating losses and expenses to decrease in 2025 compared to 2024 as a result of our portfolio prioritization announced in November 2024. Operating expenses may increase over the longer term if our clinical trials are successful and if we expand our research and development efforts. Cost increases would be driven in large part by commencing and advancing our current and future product candidates through clinical trials; identifying additional product candidates; continuing to establish our manufacturing capabilities, including through third-party contract development and manufacturing organizations (CDMOs); initiating and advancing preclinical development of our current and future product candidates; advancing and expanding the capabilities of our ex vivo and in vivo cell engineering platforms; acquiring and licensing technologies aligned with our ex vivo and in vivo cell engineering platforms, or modifying the terms of existing acquisition or license arrangements; seeking regulatory approval of our current and future product candidates; engaging in commercialization activities for any of our product candidates for which we obtain marketing approval; increasing our personnel, including those required to support our research, clinical and preclinical development, manufacturing, and potential future commercialization efforts; expanding our operational, financial, and management systems; continuing to develop, prosecute, and defend our intellectual property portfolio; and continuing to incur legal, accounting, or other expenses to operate our business, including the costs associated with being a public company.

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

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of June 30, 2025, a Cobalt Success Payment had not been triggered.

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

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of June 30, 2025, a Harvard Success Payment had not been triggered.

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

Research and development activities account for a significant portion of our operating expenses. As a result of our portfolio prioritization and associated workforce reduction announced in November 2024, we expect our research and development expenses to decrease in 2025 compared to 2024, excluding one-time items. However, research and development expenses may increase over the longer term (or our expected decreases may be less than anticipated) due to a variety of factors, including if our clinical trials are successful and if we expand our research and development efforts. Cost increases, if they occur, would be driven in large part by advancing our current and future product candidates into and through clinical trials; identifying additional product candidates; continuing to establish our manufacturing capabilities, including through CDMOs, initiating and advancing preclinical development of our current and future product candidates; advancing and expanding the capabilities of our ex vivo and in vivo cell engineering platforms; acquiring and licensing technologies aligned with our ex vivo and in vivo cell engineering platforms, or modifying the terms of existing acquisition or license arrangements; seeking regulatory approval of our current and future product candidates; and increasing our workforce to support our expanded research, clinical, and preclinical development efforts. A change in the outcome of any of these factors could result in a significant change in the costs and timing associated with the development of our product candidates. In addition, recent and potential future developments in international trade, including tariffs imposed on imports from other countries, could cause unanticipated increases in our research and development costs, primarily through increased CDMO costs and costs of our laboratory supplies, and we may not be able to accurately forecast their impacts on our business.

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

Impairment of long-lived assets

Impairment of long-lived assets consists of non-cash losses recognized for the impairment of the right-of-use (ROU) asset, construction in progress, and laboratory equipment for our manufacturing facility in Bothell, Washington (the Bothell facility), and the ROU asset, leasehold improvements, and laboratory equipment for certain office and laboratory space in Seattle, Washington (the Seattle facility). We also recognized additional non-cash impairment losses for other long-lived assets. The losses were recorded in operating expenses in the statement of operations. Refer to Note 11, Impairment of long-lived assets to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the impairment.

Results of operations

Comparison of the three and six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$29,761	$60,874	$(31,113)	$66,950	$117,322	$(50,372)
Research and development related success payments and contingent consideration	10,262	(27,944)	38,206	12,219	10,063	2,156
General and administrative	10,341	16,442	(6,101)	21,825	32,711	(10,886)
Impairment of long-lived assets	44,611	-	44,611	44,611	-	44,611
Total operating expenses	94,975	49,372	45,603	145,605	160,096	(14,491)
Loss from operations	(94,975)	(49,372)	(45,603)	(145,605)	(160,096)	14,491
Interest income, net	577	3,202	(2,625)	1,569	6,236	(4,667)
Other income (expense), net	598	(4,121)	4,719	847	(3,906)	4,753
Net loss	$(93,800)	$(50,291)	$(43,509)	$(143,189)	$(157,766)	$14,577

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Research, development, and laboratory	$2,737	$14,882	$(12,145)
Personnel	13,958	24,305	(10,347)
Facility and other allocated costs	11,525	16,195	(4,670)
Third-party manufacturing	1,016	3,333	(2,317)
Other	525	2,159	(1,634)
Total research and development expense	$29,761	$60,874	$(31,113)

Research and development expense was $29.8 million and $60.9 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $31.1 million was primarily due to:

•
a decrease of $12.1 million in laboratory, research, and clinical development expenses primarily related to lower research and development headcount related to the portfolio prioritization announced in November 2024, the suspension of the ARDENT trial in November 2024, and clinical development milestones recorded in the second quarter of 2024 that did not recur in 2025;
•
a decrease of $10.3 million in personnel-related expenses, including non-cash stock-based compensation, due to lower research and development headcount related to the portfolio prioritization announced in November 2024;
•
a decrease of $4.7 million in facility and other allocated costs primarily due to the portfolio prioritization announced in November 2024; and
•
a decrease in third-party manufacturing costs of $2.3 million.

The following table summarizes the components of our research and development expenses for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Research, development, and laboratory	$6,733	$27,555	$(20,822)
Personnel	31,109	49,516	(18,407)
Facility and other allocated costs	24,011	31,663	(7,652)
Third-party manufacturing	3,983	5,113	(1,130)
Other	1,114	3,475	(2,361)
Total research and development expense	$66,950	$117,322	$(50,372)

Research and development expense was $67.0 million and $117.3 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $50.4 million was primarily due to:

•
a decrease of $20.8 million in laboratory, research, and clinical development expenses primarily expenses primarily related to lower research and development headcount related to the portfolio prioritization announced in November 2024, the suspension of the ARDENT trial in November 2024, and clinical development milestones recorded in the first half of 2024 that did not recur in 2025;
•
a decrease of $18.4 million in personnel-related expenses, including non-cash stock-based compensation, due to lower research and development headcount related to the portfolio prioritization announced in November 2024;
•
a decrease of $7.7 million in facility and other allocated costs primarily due to the portfolio prioritization announced in November 2024; and
•
a decrease in third-party manufacturing costs of $1.1 million.

Research and development related success payments and contingent consideration

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Cobalt success payment	$3,611	$(20,687)	$24,298
Harvard success payments	351	(3,888)	4,239
Contingent consideration	6,300	(3,369)	9,669
Total research and development related success payments and contingent consideration	$10,262	$(27,944)	$38,206

The expense related to the change in the estimated fair value of our Cobalt Success Payment was $3.6 million for the three months ended June 30, 2025, compared to a gain of $20.7 million for the same period in 2024. The changes in value were due to changes in our market capitalization during the relevant periods. The expense related to the change in the estimated fair value of our Harvard Success Payments was $0.4 million for the three months ended June 30, 2025, compared to a gain of $3.9 million for the same period in 2024. The changes in value were primarily due to changes in our common stock price during the relevant periods. The expense related to the change in the estimated fair value of our Cobalt Contingent Consideration was $6.3 million compared to a gain of $3.4 million for the three months ended June 30, 2025 and 2024, respectively. The changes in value were due primarily to changes in the timing and probability of the achievement of milestones during the relevant periods.

The following table summarizes the expenses associated with research and development related success payments and contingent consideration for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Cobalt success payment	$3,716	$7,233	$(3,517)
Harvard success payments	339	815	(476)
Contingent consideration	8,164	2,015	6,149
Total research and development related success payments and contingent consideration	$12,219	$10,063	$2,156

The expenses related to the change in the estimated fair value of our Cobalt Success Payment was $3.7 million for the six months ended June 30, 2025, compared to $7.2 million for the same period in 2024. The changes in value were due to changes in our market capitalization during the relevant periods. The expenses related to the change in the estimated fair value of our Harvard Success Payments was $0.4 million for the six months ended June 30, 2025, compared to $0.8 million for the same period in 2024. The changes in value were primarily due to changes in our common stock price during the relevant periods. The expenses related to the change in the estimated fair value of our Cobalt Contingent Consideration was $8.2 million compared to $2.0 million for the six months ended June 30, 2025 and 2024, respectively. The changes in value were due primarily to changes in the timing and probability of the achievement of milestones during the relevant periods.

General and administrative expenses

General and administrative expenses were $10.3 million and $21.8 million for the three and six months ended June 30, 2025, respectively, compared to $16.4 million and 32.7 million for the same periods in 2024.

The decrease of $6.1 million for the three months ended June 30, 2025 was primarily due to lower personnel-related costs, including non-cash stock-based compensation of $3.7 million due to a decrease in headcount as a result of our portfolio prioritization announced in November 2024, and a decrease in consulting and legal fees of $1.0 million and $0.7 million, respectively.

The decrease of $10.9 million for the six months ended June 30, 2025 was primarily due to lower personnel-related costs, including non-cash stock-based compensation of $6.0 million due to a decrease in headcount as a result of our portfolio prioritization announced in November 2024, and a decrease in legal and consulting fees of $2.2 million and $1.7 million, respectively.

Impairment of long-lived assets

Impairment of long-lived assets was $44.6 million for the three and six months ended June 30, 2025. See Note 11, Impairment of long-lived assets to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

Interest income, net

Interest income, net, was $0.6 million and $1.6 million for the three and six months ended June 30, 2025, respectively, compared to $3.2 million and $6.2 million for the same periods in 2024, respectively, and consisted primarily of interest earned on our cash and marketable securities balances.

Other income (expense), net

Other income, net, was $0.6 million and $0.8 million for the three and six months ended June 30, 2025, respectively, compared to other expense, net of $4.1 million and $3.9 million for the three and six months ended June 30, 2024, respectively. The increases of $4.7 million for each of the three and six months ended June 30, 2025, were due to an other-than-temporary impairment of an other asset recorded in the second quarter of 2024.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of June 30, 2025, we had $72.7 million in cash, cash equivalents, and marketable securities. Since inception through June 30, 2025, we have raised an aggregate of approximately $1.5 billion in net proceeds from sales of common stock and private placements of our convertible preferred stock.

In August 2025, we completed the Offering pursuant to which we sold 20.9 million shares of our common stock and pre-funded warrants to purchase 1.5 million shares of our common stock for net proceeds of approximately $70.0 million, after deducting underwriting discounts and commissions and offering expenses.

In May 2025, we entered into the Sales Agreement, pursuant to which we may offer and sell up to $119.0 million of shares of our common stock from time to time under the ATM facility. Concurrently with entering into the Sales Agreement, we terminated the Prior Sales Agreement. As of June 30, 2025, we had sold an aggregate of 0.2 million shares of our common stock under the Sales Agreement. We received gross proceeds of $0.5 million for sales of common stock under the Sales Agreement during the quarter ended June 30, 2025, and did not sell any common stock under the Prior Sales Agreement during the quarter ended June 30, 2025. From July 1, 2025 through the date of this Quarterly Report, we raised $28.6 million in net proceeds under the Sales Agreement.

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

Future funding requirements

We expect to incur additional losses for the foreseeable future as we conduct our research and development efforts, including conducting clinical trials and preclinical studies, developing new product candidates, continuing to establish our external manufacturing capabilities, and funding our operations generally. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of the date of this Quarterly Report, including the net proceeds received from the Offering and the ATM facility, will be sufficient to meet our working capital and capital expenditure needs for at least one year from the filing of this Quarterly Report. However, we will need to raise additional financing in the future to fund our operations, including the commercialization of any approved product candidates. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.

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
•
the cost, timing, and scope of our manufacturing capabilities and our uses of our existing facilities, as well as costs associated with the manufacturing of clinical and commercial supplies of our current and future product candidates;
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

Until such time, if ever, as we can generate significant revenue from product sales, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, proceeds from any future equity or debt financings, and milestone, royalty, and other payments received under any future licenses, collaborations, or other arrangements. In the event that additional financing is required, we may not be able to raise it on terms that are acceptable to us or at all. Our ability to raise additional financing may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from public health crises, the conflicts in Ukraine and the Middle East, or other regions, changes in inflation, interest rate uncertainty, disruptions in global trade caused by political tensions and conflicts between countries, and other factors creating market risk. Bank failures have also caused increased concerns about liquidity in the broader financial services industry, and our business, business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. If we raise additional funds through the issuance of equity or convertible debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock, and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or acquiring, selling, or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business. If we raise funds through strategic collaborations or licensing or other arrangements, we may have to relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from various factors beyond our control. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(81,758)	$(124,173)
Investing activities	24,283	(71,410)
Financing activities	1,543	197,024
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(55,932)	$1,441

Operating activities

During the six months ended June 30, 2025, net cash used in operating activities was $81.8 million, consisting primarily of net loss of $143.2 million and the change in net operating assets and liabilities of $14.2 million, offset by non-cash adjustments of $75.6 million. The non-cash adjustments of $75.6 million consisted of $44.6 million for impairment of long-lived assets, $13.7 million of non-cash stock-based compensation, expenses of $8.2 million and $4.1 million for revaluation of our contingent consideration and success payment liabilities, respectively, and depreciation expense of $6.5 million, partially offset by other non-cash adjustments of $1.5 million.

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

Investing activities

Cash provided by investing activities was $24.3 million during the six months ended June 30, 2025, and cash used in investing activities was $71.4 million during the six months ended June 30, 2024. For the six months ended June 30, 2025, this consisted of net purchases and maturities of marketable securities of $23.7 million and net sales of property and equipment of $0.6 million. For the six months ended June 30, 2024, this consisted of net purchases and maturities of marketable securities of $42.5 million and purchases of property and equipment of $28.9 million.

Financing activities

During the six months ended June 30, 2025 and 2024, cash provided by financing activities was $1.5 million and $197.0 million, respectively, consisting primarily of net proceeds from issuance of common stock.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of June 30, 2025:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$22,109	$38,558	$26,461	$43,151	$130,279

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of June 30, 2025 are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 included in our 2024 Annual Report for more information about these payment obligations.

We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock, pursuant to the terms and conditions in the Cobalt acquisition agreement, and up to an aggregate of $175.0 million in success payments to Harvard, payable in cash. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” included in our 2024 Annual Report and Note 4, Acquisitions and Note 5, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on the success payments. As of June 30, 2025, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain, and therefore any related payments are not included in the table above.

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

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, and are consistent with those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates” included in our 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our common stock price.

Interest rate risk

As of June 30, 2025, we had cash, cash equivalents, and restricted cash of $75.5 million, which consisted of bank deposits and money market funds, and also had marketable securities of $1.4 million. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. As of June 30, 2025, we had no debt outstanding that is subject to interest rate variability.

Market capitalization and common stock price sensitivity

We agreed to make a success payment to Cobalt based on our market capitalization payable in cash or stock, and success payments to Harvard based on increases in the per share fair market value of our common stock, payable in cash.

As of June 30, 2025, the estimated aggregate fair value of the success payment liabilities was $8.6 million. For the three and six months ended June 30, 2025, we recorded expenses of $4.0 million and $4.1 million, respectively, related to the aggregate change in the estimated fair value of our success payment liabilities.

Changes in our market capitalization and the fair value of our common stock as of each balance sheet date may have a relatively large change in the estimated valuation of the success payment liabilities and resulting expense or gain. For example, for the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization as of June 30, 2025 from $629.3 million to $755.1 million would have increased the expense recorded in the three months ended June 30, 2025 by $1.9 million to $5.5 million. A hypothetical 20% decrease in our market capitalization from $629.3 million to $503.4 million would have decreased the expense recorded in the three months ended June 30, 2025 by $1.9 million to $1.7 million. For the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price as of June 30, 2025 from $2.73 per share to $3.28 per share would have increased the expense recorded in the three months ended June 30, 2025 by $0.2 million to $0.6 million. A hypothetical 20% decrease in the common stock price from $2.73 per share to $2.18 per share would have decreased the expense recorded in the three months ended June 30, 2025 by $0.2 million to $0.2 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 21, 2025, a purported stockholder, Carl Johan Drott, filed a putative class action complaint (the Original Complaint) in the United States District Court for the Western District of Washington against the company and its current and former executives, Steven D. Harr, M.D., and Nathan Hardy, originally captioned Drott v. Sana Biotechnology, Inc., et al., No. 2:25-cv-00512-BJR, alleging that the defendants made false and misleading statements concerning the company's business, operations, and prospects (the Action). The Original Complaint asserts claims against all defendants pursuant to Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants pursuant to Section 20(a) of the Exchange Act. The Original Complaint purports to assert class action claims on behalf of all persons and entities that purchased or otherwise acquired our securities between March 17, 2023 and November 4, 2024 and seeks unspecified damages. On June 2, 2025, the court ordered the Action to continue under the caption In re Sana Biotechnology, Inc. Securities Litigation, No. 2:25-cv-00512-BJR, and appointed Shane Honey and Jonatan Koskinen as co-lead plaintiffs (Lead Plaintiffs) and their respective choices of lead counsel as co-lead counsel in the Action. On June 16, 2025, the court ordered the Lead Plaintiffs to file an amended complaint to serve as the operative complaint in the Action on or before August 15, 2025. The defendants intend to vigorously defend themselves in the Action. However, there can be no assurances as to the outcome.

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

Global geo-political actions, such as those described elsewhere in these Risk Factors, including retaliatory measures that may be implemented by foreign countries in response to tariffs or other actions by the United States, could also increase the uncertainties and costs surrounding the prosecution and maintenance of our or our licensors’ patent applications and the maintenance, enforcement, and defense of our or our licensors’ issued patents. For example, further to actions by the United States and foreign governments in response to Russia’s invasion of Ukraine, the Kremlin issued Decree 299 stating that Russian companies and individuals can use patented inventions without the patent owner’s permission or compensation if the owner is from an “unfriendly” country, which includes the United States. As a result, we may not be able to enforce our otherwise valid patent rights against an infringer in Russia. Further, foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, on March 14, 2025, Brazil enacted Law No. 15, 122/2025 (known as the “Economic Reciprocity Law”), which includes a framework that allows for the suspension of obligations related to foreign entity’s intellectual property rights.

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

Patents have limited terms, and in many jurisdictions worldwide, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent’s term is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Given the significant amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic therapies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of July 2025 have terms expected to expire on dates ranging from 2028 to 2042, subject to any patent term extensions that may be available. If patents are issued on our patent applications pending as of July 2025, the resulting patents are projected to expire on dates ranging from 2028 to 2046. In addition, although upon issuance in the United States a patent’s term can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution or by failing to timely file a request for patent term adjustment (PTA). A patent term extension based on regulatory delay may also be available in the United States and in certain other foreign jurisdictions. However, in the United States, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension in the United States does not extend to the full scope of the patent’s claims, but instead only as to the scope of the product as approved. The laws governing analogous patent term extensions in foreign jurisdictions vary widely and many differ from the process in the United States. Additionally, we may not receive a patent term extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. If we are unable to obtain a patent term extension for any particular patent, or the term of any such extension is less than we request, the period during which we will have the right to exclude others from using the patent rights will be shortened. Our competitors may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch a biosimilar product earlier than might otherwise be the case, which could reduce our revenue, possibly materially. In general, if we do not have sufficient patent term to protect our platform technologies and product candidates, our business and results of operations will be adversely affected.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other activities we may engage in relating to our product candidates are subject to extensive regulation. In the United States, marketing approval of biologics requires the submission of a BLA to, and approval of such BLA by, the FDA, before a party can market any product candidate in the United States. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing, and controls. Outside the United States, many comparable foreign regulatory authorities employ similar approval processes. Any issues encountered by such regulatory authorities, including as a result of any prolonged government shutdown, could delay or otherwise negatively impact the development and commercialization of our product candidates. For example, changes in leadership, closures of government agencies, loss of key personnel, and staffing shortages, furloughs, or other disruptions could increase the time required for interactions with regulatory authorities, including with respect to the review, acceptance, or approval of regulatory applications or other correspondence or submissions related to our product candidates, as well as our patent or other intellectual property applications, and could also result in delays in the interpretation and implementation of important laws and regulations relevant to our business. In addition, there is uncertainty regarding how the FDA and other government agencies may evolve in the coming years, as well as with respect to the regulatory approval process for biopharmaceutical products. For example, in January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation” called for at least ten existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. There have also been numerous developments at the FDA under the current government administration, including implementation of a GenAI tool, referred to as Elsa, across all centers at the FDA, announcement of a plan to phase out animal testing for certain drugs, and the announcement of a new Commissioner’s National Priority Voucher (CNPV) pilot program to accelerate the development and review of products that are aligned with United States national health priorities and interests. The FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors, in particular with respect to the transfer of Americans’ biological materials and genetic and other sensitive data to parties located in China. We cannot fully predict how developments such as those described above, including any future developments, will impact our business.

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

The lengthy approval process, as well as the unpredictability of clinical trial results, may prevent us from obtaining regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining whether and when regulatory approval will be granted for any product candidates, including those that we may submit for approval in the future. For example, regulatory authorities in various jurisdictions have in the past had, and may in the future have, differing requirements for, interpretations of, and opinions on preclinical and clinical data, and certain regulatory authorities may more closely scrutinize our data, including our processes for maintaining the integrity of and disseminating such data, in particular, as our product candidates advance into later stages of development. We may be required to conduct additional preclinical studies, alter our proposed clinical trial designs, or conduct additional clinical trials to satisfy the regulatory authorities in each of the jurisdictions in which we hope to conduct clinical trials and develop and, if approved, market our products. In addition, from time to time, the FDA and other governmental or regulatory authorities across jurisdictions may adopt or promulgate laws, regulations, guidance, standards, or policies, or issue communications in areas applicable to various aspects of our research and development programs. Our efforts to comply with or address such laws, regulations, guidance, standards, policies, or communications could increase the time and expense required, or make it more difficult, to complete development activities and ultimately obtain regulatory approval for our product candidates. Further, certain of such laws, regulations, guidance, standards, policies, or communications may be subject to varying interpretations, which may increase our risk of potential noncompliance.

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

In response to certain concerns regarding the current accelerated approval pathway, Congress has considered and may in the future consider legislation that could change aspects of the accelerated approval pathway, including in ways that may have uncertain outcomes. For example, in December 2022, President Biden signed an omnibus appropriations bill to fund the United States government through fiscal year 2023, included in which is the Food and Drug Omnibus Reform Act of 2022, which, among other things, introduced reforms intended to expand the FDA’s ability to regulate products receiving accelerated approval, including by increasing the FDA’s oversight over the conduct of confirmatory studies, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for noncompliance with post-approval requirements. To the extent the FDA requires us to amend the design of our clinical trials or requires additional trials to meet changes in the data requirements for approval, our clinical timelines and approval will be delayed, which could have an adverse effect on our business and operations. However, the ultimate impact of these reforms remains unclear. In addition, there is uncertainty regarding the extent to which reimbursement will be available for products that receive approval through this pathway. As a result, even if we obtain approval for a product candidate through this pathway, we may not receive reimbursement at the levels we expect, which could harm our ability to generate revenue and achieve or sustain profitability. The future of the Accelerated Approval Program and any other existing or potential future accelerated approval pathways, such as the CNPV pilot program described elsewhere in these Risk Factors, is uncertain, and we cannot predict which, if any, additional changes Congress, the FDA, or other governmental authorities will make, when such changes will be adopted, or how existing or future changes will affect our business. Any such changes may alter the applicable approval requirements in ways that make it more difficult or otherwise negatively impact our ability to obtain accelerated approval for our product candidates, and could increase the burden of compliance with post-marketing requirements, each of which could increase our costs and harm our ability to commercialize our products and achieve and sustain profitability.

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that, after our evaluation of the feedback and other factors, we will decide or be permitted to pursue or submit a BLA for accelerated approval or any other form of expedited development, review, or approval, or that, if we decide to pursue any such pathway, our applications will be granted on a timely basis or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. In addition, even if we are able to obtain accelerated approval or any other form of expedited approval for any of our product candidates, we may not obtain such approval in a timely manner or otherwise in accordance with our timelines, and the costs of obtaining such approval and performing any additional studies or analysis may be higher than we currently anticipate. Further, if the results of any such additional studies or analysis do not ultimately support full regulatory approval of the applicable product, it may be withdrawn from the market, which could harm our ability to generate revenue and otherwise negatively impact our business and financial prospects. A failure to obtain, or delay in obtaining, accelerated approval or any other form of expedited development, review, or approval for any of our product candidates would extend the period of time until commercialization, if any, of such product candidate, could increase the cost of development of such product candidate beyond what we anticipate, and could harm our competitive position in the marketplace.

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

The ability of the FDA to review and approve new products may be affected by a variety of factors, including government budget and funding levels, changes in federal agency leadership, statutory, regulatory, and other governmental changes, including government administration policy actions, such as those relating to hiring and return-to-office, and policies implemented by the Department of Government Efficiency, including reduction-in-force initiatives, the FDA’s ability to hire and retain key personnel, including personnel with the expertise necessary to evaluate product candidates such as ours, and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years. Moreover, these and other factors have increased the uncertainties associated with interpreting the FDA’s guidance and predicting its areas of focus and responses to various issues. In addition, government funding of the FDA and other government agencies, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable and could lead to changes in agency funding that make it more difficult or costly to operate our business. For example, action by the NIH under the current government administration may impact the extent to which NIH grantees can receive funds for indirect costs associated with research activities, and we cannot predict how and the extent to which such action may impact our business. Disruptions at the FDA and other agencies, such as staffing changes that have occurred and may occur in the future, may also extend the time necessary for new biologics or modifications to licensed biologics to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns, staffing shortages, budget restrictions, or other factors such as those described above prevent the FDA or comparable foreign regulatory authorities from conducting their normal operations, such as regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. We have entered into, and expect to enter into in the future, consulting and scientific and clinical advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of our product candidates, if approved. Compensation under some of these arrangements may include the provision of stock or stock options in addition to or in lieu of cash consideration. Because of the complex and far-reaching nature of these laws, it is possible that governmental authorities could conclude that our payments to physicians may not be fair market value for bona fide services or that our business practices do not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. For example, these relationships and any related compensation could result in perceived or actual conflicts of interest, or the FDA’s determination that the financial relationship affected the conduct or interpretation of one of our preclinical studies or clinical trials. In such a case, the integrity of the data generated from such preclinical study or clinical trial may be questioned and the utility of the preclinical study or clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any regulatory submissions related to our product candidates. Any such delay or rejection could prevent us from commercializing our product candidates.

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

Most significantly, on August 16, 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires, beginning in 2026, manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates, first due in 2023, under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and, beginning in 2025, replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue and update guidance as these programs are implemented. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected ten high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of the IRA and ongoing and future judicial challenges, as well as other potential judicial challenges against HHS in light of the Supreme Court’s decision to overturn the Chevron doctrine, as described elsewhere in these Risk Factors, on the pharmaceutical industry and our business cannot yet be fully determined, but it is likely to be significant. If we obtain regulatory approval for any of our product candidates, the IRA could substantially and negatively impact the prices we may charge for such products, which could harm our ability to generate revenue and achieve and sustain profitability.

In addition, the One Big Beautiful Bill Act (OBBBA), which was signed into law on July 4, 2025, includes provisions that will impact the United States healthcare system in various ways. For example, the OBBBA is expected to significantly reshape the Medicaid program, including by introducing new work and eligibility requirements and changes to Medicaid payment and financing. Although the full impact of the OBBBA on the healthcare system and our business is uncertain, we may face increased costs and complexity in completing clinical development of and commercializing any product candidates for which we may receive regulatory approval, which could adversely affect our business and prospects.

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

Further, there have been a number of, and there may in the future be, other policy, legislative, and regulatory proposals aimed at changing the pharmaceutical industry. The United States government, state legislatures, and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage, drug importation programs and proposals, and requirements for substitution of generic products for branded prescription drugs. For example, the current government administration has introduced various measures to address prescription drug pricing and access, including through issuance of an executive order aiming to establish a “most-favored-nation” drug pricing policy that would tie United States drug prices to the prices paid for drugs in other countries. If HHS sets most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic drug and biosimilar entry sooner than expected, our business could be materially harmed, including with respect to our ability to set adequate pricing for new drugs to recover our research and development costs. The timing and extent of implementation of any of the measures described above is uncertain and we cannot fully predict their impact on our product candidates and our business. However, the adoption of these and any other government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our product candidates from coverage, limit payments for pharmaceuticals, and impact healthcare systems and drug markets in the United States and abroad.

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

As discussed elsewhere in these Risk Factors, there have been, and likely will continue to be, legislative, regulatory, and other governmental proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict what initiatives may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare or impose price controls may adversely affect:

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

Any clinical trial programs, including related regulatory filings, and research collaborations that we engage in outside the United States may implicate international laws and regulations concerning data protection and privacy, including those governing various aspects of clinical research and, in the EU, the General Data Protection Regulation (GDPR). The GDPR imposes obligations in relation to the collection, use, sharing, disclosure, transfer, and other processing of data relating to an identifiable living individual within the European Economic Area (EEA), or “personal data,” including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training, and audit. The GDPR imposes stringent operational requirements for data controllers and data processors of personal data. Among other things, the GDPR requires that detailed notices be provided to clinical trial subjects and investigators, as well as maintenance of certain security levels for personal data and notification of data breaches or security incidents to appropriate data protection authorities or data subjects. Further, as a result of the UK’s withdrawal from the EU, we are required to comply with both the GDPR and the GDPR as incorporated into UK national law (UK GDPR) with respect to any clinical trial data generated from the EU and the UK, respectively, which may have differing requirements. Further, the UK implemented targeted amendments to its data protection framework through the UK Data (Use and Access) Act 2025 (UK Data Act), enacted on June 19, 2025, which has caused the UK’s data protection regime to deviate from the GDPR in certain respects. We may be subject to diverging requirements under EU member state laws and UK law, such as whether consent can be used as the legal basis for processing of clinical trial data and the roles, responsibilities, and liabilities and respective data protection obligations as between CROs, clinical trial sites, and sponsors. As these laws develop and the rules diverge, we may need to make operational changes to adapt, which could increase our costs and adversely affect our business.

The GDPR and UK GDPR regulate cross-border transfers of personal data out of the EEA and the UK, respectively. Recent legal developments in Europe have created complexity and uncertainty regarding the legality of and requirements with respect to transfers of personal data from the EEA and UK to the United States and other countries in which we or our partners or service providers may operate. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses, which are a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely and expect to rely in the future on the EU standard contractual clauses, the UK Addendum to the EU standard contractual clauses, and the UK International Data Transfer Agreement, as applicable, to transfer personal data outside of the EEA and the UK, including to the United States. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect that the regulatory guidance and enforcement landscape will continue to develop in relation to transfers to the United States and elsewhere. For example, the UK Data Act may, among other things, cause the European Commission to decline to renew its determination that the UK provides an adequate level of data protection, which allows personal data generally to be transferred from the EU to the UK. The United States also instituted new rules, effective April 8, 2025, that prohibit or restrict certain transactions involving sensitive data and specific countries of concern, including China, and, among other requirements, may require United States businesses to seek assurances that foreign parties will not further share sensitive data with parties in countries of concern. As a result of these or other developments relating to cross-border data transfers, we may have to make certain operational changes and implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. If we are unable to transfer personal data between and among countries and regions in which we or our partners, collaborators, vendors, or clinical trial sites operate, or face restrictions in doing so, it could adversely affect the manner in which we operate our business, affect the geographical location or segregation of our relevant systems and operations, and adversely affect our financial results.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, including sanctions, treaties, tariffs, taxes, regulatory requirements, and other limitations on cross-border operations, including due to government administration policy changes that have occurred or may occur in the future. The United States government has and continues to make significant additional changes in United States trade policy and may continue to take future actions that could negatively impact United States trade. For example, the United States government has indicated its intent to modify United States trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. In addition, the United States has implemented tariffs on almost all foreign products and may in the future implement other tariffs, including on pharmaceutical products. In particular, the United States Department of Commerce announced that it is conducting a targeted investigation related to imports of pharmaceuticals and pharmaceutical ingredients, and their derivative products, under Section 232 of the Trade Expansion Act of 1962, which could result in tariffs on imports of finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, as well as derivative products of such items. The administration continues to implement new, reinstated, or adjusted tariffs, and we expect that this practice may continue. The extent and duration of any tariffs, the uncertainty around their implementation and the timing thereof, and the resulting impact on general economic conditions and on our business are uncertain and will depend on various factors, such as negotiations between the United States and other countries, the response of such countries, exemptions or exclusions that may be granted, and the availability and cost of alternative sources of supply of materials and other items that we or third parties we work with may import from affected countries. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what interactions, including products or services, may be subject to such actions, or what actions may be taken by the other countries in retaliation. If any such actions are taken, including implementation of new tariffs, export controls, legislation, or regulations, if existing trade agreements are renegotiated, if the United States or other governments take retaliatory trade actions, or any other similar changes occur, or if any of our interactions with parties affected by any such actions or changes become more costly or are limited or no longer possible, our business, liquidity, financial condition, or results of operations could be materially and adversely affected.

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

As of June 30, 2025, we had $72.7 million in cash, cash equivalents, and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2025, together with the net proceeds received from the Offering and the ATM facility as described elsewhere in this Quarterly Report, will be sufficient to meet our working capital and capital expenditure needs for at least one year from the filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates, and the issuance of additional securities, whether equity, traditional debt, or other debt-like arrangements, by us, or the possibility of such issuance, may cause the market price of our shares to decline. In the past, management has concluded, and may in the future conclude, that our capital resources at the relevant time may raise substantial doubt as to our ability to continue as a going concern. If we are unable to raise sufficient capital when needed, our business, financial condition, and results of operations could be materially and adversely affected. Accordingly, we have raised and will continue to need to raise additional funding in order to execute on our current business plans and strategy. As described elsewhere in these Risk Factors, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all, and the terms of any financing may adversely affect our stockholders. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
•
the cost, timing, and scope of our manufacturing capabilities and our uses of our existing facilities, as well as costs associated with the manufacturing of clinical and commercial supplies of our current or future product candidates;
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

Our ability to raise additional funds will depend on financial, economic, geo-political, and market conditions and other factors over which we may have no or limited control. Market volatility, including as a result of bank failures, including Silicon Valley Bank (SVB) and Signature Bank (Signature) in 2023, and measures taken in response thereto, and the resulting impact on the broader banking sector, geo-political and economic instability resulting from the conflicts between Russia and Ukraine and in the Middle East, tensions in ex-US, including US-China relations, the aftermath of the COVID-19 pandemic, and changes in government administration policy positions, or other factors, could also adversely impact our ability to access capital as and when needed. Furthermore, we hold significant balances of cash and cash equivalents, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance, exposing such cash balances to additional risk of loss beyond our control. Additional funds may not be available when we need them, on terms and at a cost that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or on terms and at a cost that are acceptable to us, we could be required to:

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

We have a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through private placements of our convertible preferred stock and, more recently, through our initial public offering (IPO). We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $143.2 million and $157.8 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $1.7 billion, which includes cumulative non-cash charges related to the revaluation of our success payment liabilities and contingent consideration of $6.2 million and $65.9 million, respectively. Our losses have resulted principally from expenses incurred for the research and development of our ex vivo and in vivo cell engineering platforms, management and administrative costs, and other expenses incurred while building our business infrastructure.

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
•
continue to establish our manufacturing capabilities, including through CDMOs;
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

We agreed to make success payments, payable in cash, pursuant to our license agreement with Harvard and contingent consideration and success payments, payable in cash or stock, pursuant to our acquisition agreement with Cobalt. Pursuant to the terms of our license agreement with Harvard, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of June 30, 2025, a Harvard Success Payment had not been triggered. See Note 5, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more details on the various per share common stock values that trigger a Harvard Success Payment.

In connection with the Cobalt acquisition, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain pre-defined development milestones and a success payment (Cobalt Success Payment) of $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a BLA or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of June 30, 2025, a Cobalt Success Payment had not been triggered. See Note 4, Acquisitions to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date.

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

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our balance sheets. Under United States generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development-related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment liabilities and contingent consideration may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements. For example, as of June 30, 2025 and December 31, 2024, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was $8.6 million and $4.5 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $117.1 million and $109.0 million, respectively.

For the three months ended June 30, 2025, we recorded expenses of $3.6 million and $0.4 million, respectively, related to the aggregate change in the estimated fair value of the Cobalt Success Payment and Harvard Success Payment liabilities. For the three months ended June 30, 2025, we recorded an expense of $6.3 million related to the change in the estimated fair value of the Cobalt Contingent Consideration. We have incurred net losses since our inception and expect to continue to incur net losses for the foreseeable future. It is possible that future fluctuations in the price of our common stock and market capitalization and the resulting change in the estimated fair value of our success payment liabilities could lead us to record net income in a future period despite us incurring operating losses and negative cash flows during such period. Alternatively, significant stock appreciation during a future period could lead to a significant increase in our recorded GAAP net loss.

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
•
develop, obtain regulatory approval for, and commercialize products more quickly than we do, including due to differences in regulatory approval processes across the jurisdictions in which we and our competitors operate;
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

As of June 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, beneficially owned, in the aggregate, approximately 59.9% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interests.

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

We expect that we will need significant additional capital in the future to support our planned operations, including conducting clinical trials, manufacturing, and other research and development activities, commercializing any product candidates for which we may obtain regulatory approval, and continuing to operate as a public company. To raise capital, we may sell shares of our common stock, warrants, convertible securities, or other securities in one or more transactions at prices and in a manner we determine from time to time. For example, as described elsewhere in this Quarterly Report, we have sold shares of common stock in the ATM facility and shares of common stock and pre-funded warrants in the Offering. If we sell additional securities in the future, whether in the ATM facility, in future public offerings, or otherwise, you could experience material dilution. In addition, such sales could result in new investors gaining rights, preferences, and privileges senior to the holders of our common stock.

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

If our existing stockholders sell, indicate an intention to sell, or there is a perception in the market that they intend to sell, a large number of shares of our common stock, the trading price of our common stock could decline. As of June 30, 2025, 230.5 million shares of our common stock were outstanding, which excludes shares of common stock issued upon exercise of outstanding equity awards, in each case, after June 30, 2025, and 44.3% of such shares were beneficially owned by holders of 5% or more of our common stock. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, applicable lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (Securities Act). If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We are subject to tax laws, regulations, and policies of the United States federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, and in the administration of such laws, could cause fluctuations in our effective tax rate, our cashflow, our operating results, or our reported financial condition. For example, beginning in 2022, the Tax Act eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize those expenditures over five or fifteen years pursuant to Code Section 174. The OBBBA revised these rules, permitting the deduction of certain United States research and development expenditures incurred in tax years beginning on or after January 1, 2025, but expenditures attributable to research and development conducted outside of the United States must continue to be capitalized and amortized over the fifteen-year period. We are currently evaluating the full impact of the OBBBA on our business. If and when we become profitable, any new or changes to tax laws could adversely affect our effective tax rate, tax obligations, tax credits, including the orphan drug designation credit, or incentives.

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
•
general political and economic conditions both within and outside the United States, including changes in interest rates, inflation, geo-political and economic instability resulting from the conflicts between Russia and Ukraine and in the Middle East, tensions in ex-US, including US-China, relations, changes in government administration policy positions, and economic and tax policies announced by foreign countries; and
•
other events or factors, many of which are beyond our control.

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

The market price of our common stock has fluctuated since our IPO and may continue in the future to be volatile. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, as described elsewhere in this Quarterly Report, on March 21, 2025, a purported stockholder filed a putative class action complaint against the company and two of its current and former executives asserting claims under Section 10(b) of the Exchange Act, including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act (the Action), and in June 2025, the court appointed two co-lead plaintiffs and ordered them to file an amended complaint to serve as the operative complaint in the Action on or before August 15, 2025. The defendants intend to vigorously defend themselves in the Action, but there can be no assurances as to the outcome. This litigation, and any other future litigation that may be instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition.

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

By disclosing information in the periodic filings required of a public company, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. For example, as described elsewhere in these Risk Factors, a purported stockholder initiated the Action, which purports to assert class action claims against the defendants pursuant to Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants pursuant to Section 20(a) of the Exchange Act. If these or any other claims are successful, our business could be seriously harmed. Even when such claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended June 30, 2025.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 9, 2021).

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252061), filed with the SEC on January 28, 2021).

4.3	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 8, 2024).

10.1*†	Seventh Amendment to License Agreement by and between the Company and President and Fellows of Harvard College, dated as of March 19, 2025.

10.2

Sales Agreement by and between the Company and TD Securities (USA) LLC, dated as of May 8, 2025 (incorporated herein by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K (File No. 001-39941), filed with the SEC on May 8, 2025).

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

SANA BIOTECHNOLOGY, INC.

Date: August 11, 2025	By:	/s/ Steven D. Harr, M.D.
Steven D. Harr, M.D.
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer, and duly authorized to sign on behalf of the registrant)