Form 10-Q
period 2025-09-30
Sana Biotechnology, Inc.
filed 2025-11-06
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 29, 2025, the registrant had 266,366,120 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our expectations with regard to our preclinical studies, clinical trials, regulatory submissions, and research and development programs, including the impact, timing, and availability of data from such studies and trials;
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
•
our expectations regarding our business strategy following the implementation of portfolio prioritizations and adjustments in our business strategy, including with respect to our research and development focus on our remaining programs;
•
our intentions with respect to and our ability to establish collaborations or partnerships;
•
the timing or likelihood of regulatory filings and approvals for our product candidates, including regulatory submissions for clinical trials;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sana Biotechnology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,357	$127,566
Marketable securities	49,697	24,931
Restricted cash	4,195	3,832
Prepaid expenses and other current assets	4,510	4,479
Total current assets	161,759	160,808
Property and equipment, net	29,931	77,308
Operating lease right-of-use assets	40,704	57,961
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	3,216	5,121
TOTAL ASSETS	$435,432	$501,020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,858	$5,210
Accrued compensation	11,296	14,449
Accrued expenses and other current liabilities	7,991	13,240
Operating lease liabilities	14,368	12,534
Total current liabilities	35,513	45,433
Operating lease liabilities, net of current portion	67,868	81,663
Contingent consideration	115,141	108,968
Success payment liabilities	13,726	4,556
Other non-current liabilities	7,876	9,896
Total liabilities	240,124	250,516
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; zero shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; 750,000 shares authorized; 262,264 and 223,923 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	26	22
Additional paid-in capital	1,985,452	1,855,318
Accumulated other comprehensive income	21	14
Accumulated deficit	(1,790,191)	(1,604,850)
Total stockholders' equity	195,308	250,504
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$435,432	$501,020

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$30,106	$53,206	$97,056	$170,528
Research and development related success payments and contingent consideration	3,124	(5,497)	15,343	4,566
General and administrative	10,285	14,052	32,110	46,763
Impairment of long-lived assets	-	-	44,611	-
Total operating expenses	43,515	61,761	189,120	221,857
Loss from operations	(43,515)	(61,761)	(189,120)	(221,857)
Interest income, net	1,003	2,579	2,572	8,815
Other income (expense), net	360	(742)	1,207	(4,648)
Net loss	$(42,152)	$(59,924)	$(185,341)	$(217,690)
Net loss per common share – basic and diluted	$(0.16)	$(0.25)	$(0.75)	$(0.95)
Weighted-average number of common shares – basic and diluted	260,494	235,412	245,580	229,076

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(42,152)	$(59,924)	$(185,341)	$(217,690)
Other comprehensive income:
Unrealized gain on marketable securities, net	21	73	7	114
Total comprehensive loss	$(42,131)	$(59,851)	$(185,334)	$(217,576)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	223,923	$22	$1,855,318	$14	$(1,604,850)	$250,504
Fees incurred related to common stock financings	-	-	(171)	-	-	(171)
Vesting of restricted stock	960	-	-	-	-	-
Exercise of stock options	580	1	1,126	-	-	1,127
Stock-based compensation expense	-	-	7,022	-	-	7,022
Unrealized loss on marketable securities, net	-	-	-	(14)	-	(14)
Net loss	-	-	-	-	(49,389)	(49,389)
Balance as of March 31, 2025	225,463	$23	$1,863,295	$-	$(1,654,239)	$209,079
Issuance of common stock from at the market offering, net of issuance costs of $174	170	-	315	-	-	315
Exercise of pre-funded warrants	4,445	-	-	-	-	-
Vesting of restricted stock	203	-	-	-	-	-
Exercise of stock options	102	-	148	-	-	148
Issuance of common stock related to employee stock purchase plan	127	-	185	-	-	185
Stock-based compensation expense	-	-	6,629	-	-	6,629
Net loss	-	-	-	-	(93,800)	(93,800)
Balance as of June 30, 2025	230,510	$23	$1,870,572	$-	$(1,748,039)	$122,556
Issuance of common stock from at the market offering, net of issuance costs of $886	7,272	1	28,624	-	-	28,625
Issuance of common stock from common stock financings, net of issuance costs of $5,625	24,254	2	80,623	-	-	80,625
Vesting of restricted stock	153	-		-	-	-
Exercise of stock options	75	-	158	-	-	158
Stock-based compensation expense	-	-	5,475	-	-	5,475
Unrealized gain on marketable securities, net	-	-	-	21	-	21
Net loss	-	-	-	-	(42,152)	(42,152)
Balance as of September 30, 2025	262,264	$26	$1,985,452	$21	$(1,790,191)	$195,308

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	197,857	$20	$1,625,637	$(60)	$(1,338,091)	$287,506
Issuance of common stock from at the market offering, net of issuance costs of $113	150	-	1,037	-	-	1,037
Issuance of common stock from follow-on offering and accompanying pre-funded warrants, net of issuance costs of $9,741	21,773	2	180,006	-	-	180,008
Vesting of restricted stock	386	-	-	-	-	-
Exercise of stock options	1,120	-	4,929	-	-	4,929
Stock-based compensation expense	-	-	9,092	-	-	9,092
Unrealized gain on marketable securities, net	-	-	-	45	-	45
Net loss	-	-	-	-	(107,475)	(107,475)
Balance as of March 31, 2024	221,286	$22	$1,820,701	$(15)	$(1,445,566)	$375,142
Fees incurred related to common stock financings	-	-	(16)	-	-	(16)
Vesting of restricted stock	52	-	-	-	-	-
Exercise of stock options	548	-	2,361	-	-	2,361
Issuance of common stock related to employee stock purchase plan	323	-	1,077	-	-	1,077
Stock-based compensation expense	-	-	11,380	-	-	11,380
Unrealized loss on marketable securities, net	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	(50,291)	(50,291)
Balance as of June 30, 2024	222,209	$22	$1,835,503	$(19)	$(1,495,857)	$339,649
Fees incurred related to common stock financings	-	-	(29)	-	-	(29)
Vesting of restricted stock	84	-	-	-	-	-
Exercise of stock options	815	-	1,939	-	-	1,939
Stock-based compensation expense	-	-	10,770	-	-	10,770
Unrealized gain on marketable securities, net	-	-	-	73	-	73
Net loss	-	-	-	-	(59,924)	(59,924)
Balance as of September 30, 2024	223,108	$22	$1,848,183	$54	$(1,555,781)	$292,478

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(185,341)	$(217,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,697	11,698
Stock-based compensation expense	19,127	31,242
Change in the estimated fair value of contingent consideration	6,173	2,250
Change in the estimated fair value of success payment liabilities	9,170	2,316
Non-cash expense for operating lease right-of-use assets	6,780	7,501
Impairment of long-lived assets	44,611	-
Other non-cash items, net	(7,876)	(7,853)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,861	(6,781)
Operating lease right-of-use assets and liabilities	(1,539)	7,591
Accounts payable	(3,356)	(904)
Accrued expenses and other liabilities	(10,494)	(5,362)
Net cash used in operating activities	(111,187)	(175,992)
INVESTING ACTIVITIES:
Purchases of marketable securities	(51,209)	(212,988)
Proceeds from maturities of marketable securities	26,761	216,347
Purchases of property and equipment	(65)	(32,994)
Proceeds from disposal of assets	771	-
Net cash used in investing activities	(23,742)	(29,635)
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and exercise of stock options	1,617	10,306
Proceeds related to common stock financings, net	109,724	181,000
Proceeds (principal payments), net for tenant improvement loan	(258)	7,800
Net cash provided by financing activities	111,083	199,106
Net decrease in cash, cash equivalents, and restricted cash	(23,846)	(6,521)
Cash, cash equivalents, and restricted cash at beginning of period	131,398	137,349
Cash, cash equivalents, and restricted cash at end of period	$107,552	$130,828
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$-	$258
Cash received for tenant improvement allowances	$891	$7,344
Derecognition of operating lease right-of-use assets for lease modification	$(2,724)	$(6,362)

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

In August 2025, the Company completed an underwritten public offering (the Offering) pursuant to which it sold 24.3 million shares of its common stock, including 3.4 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 1.5 million shares of its common stock for net proceeds of approximately $80.6 million, after deducting underwriting discounts and commissions and offering expenses.

In May 2025, the Company entered into a sales agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen), acting as sales agent, pursuant to which it may offer and sell through TD Cowen up to $119.0 million of shares of the Company’s common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). During the quarter ended September 30, 2025, the Company sold an aggregate of 7.3 million shares of the Company's common stock under the Sales Agreement for net proceeds of $28.6 million, after deducting commissions and expenses.

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

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of September 30, 2025, the Company had cash, cash equivalents, and marketable securities of $153.1 million, and an accumulated deficit of $1.8 billion, which includes cumulative non-cash charges related to the revaluation of the success payment liabilities and contingent consideration of $11.3 million and $63.9 million, respectively. Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents, and marketable securities as of September 30, 2025, together with the net proceeds received from the Offering and the ATM facility, will be sufficient to fund its planned operations for at least one year from the filing of this Quarterly Report. In assessing its ability to continue as a going concern, the Company carefully evaluated the conditions and events that may raise substantial doubt about its ability to continue operations for one year from the filing of this Quarterly Report. This evaluation considered several factors, including the Company’s current financial condition and available liquidity resources, including the proceeds from the Offering and the ATM facility.

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

Significant accounting policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are consistent with those discussed in Note 2 of the 2024 Annual Report. Selected significant accounting policies are discussed in further detail below.

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

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating expenses:
Support functions	$12,311	$17,347	$39,619	$56,171
Research, development, and laboratory	10,483	20,454	31,535	68,191
Stock-based compensation	5,475	10,769	19,126	31,241
Technical operations and manufacturing	4,667	9,617	16,615	31,092
Facility costs	5,406	6,083	15,740	18,257
Other(1)	2,049	2,988	6,531	12,339
Research and development related success payments and contingent consideration	3,124	(5,497)	15,343	4,566
Impairment of long-lived assets	-	-	44,611	-
Total operating expenses	43,515	61,761	189,120	221,857
Loss from operations	(43,515)	(61,761)	(189,120)	(221,857)
Interest income, net	1,003	2,579	2,572	8,815
Other income (expense), net	360	(742)	1,207	(4,648)
Net loss	$(42,152)	$(59,924)	$(185,341)	$(217,690)

(1) Other includes licensing costs, consulting fees, insurance, and business taxes for the three and nine months ended September 30, 2025 and 2024.

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

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company has an obligation to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon the achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a program based on the fusogen technology in a clinical trial pursuant to an investigational new drug application, or has filed, or received approval for, a biologics license application or new drug application for a product developed using the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control of the Company if at least one of the Company’s programs based on the fusogen technology is an active research program at the time of such change of control. If the Company’s market capitalization is below $8.1 billion as of the date of a change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of September 30, 2025, a Cobalt Success Payment had not been triggered.

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value, with changes in fair value recognized in research and development related success payments and contingent consideration. As of September 30, 2025 and December 31, 2024, the estimated fair value of the Cobalt Success Payment liability was $12.8 million and $4.2 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Success Payment, the Company recognized an expense of $4.8 million and a gain of $4.9 million for the three months ended September 30, 2025 and 2024, respectively, and expenses of $8.5 million and $2.3 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025 and December 31, 2024, the estimated fair value of the Cobalt Contingent Consideration was $115.1 million and $109.0 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, the Company recognized a gain of $2.0 million and an expense of $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and expenses of $6.2 million and $2.3 million for the nine months ended September 30, 2025 and 2024, respectively.

5. License and collaboration agreements

Beam Therapeutics Inc.

In October 2021, the Company entered into an option and license agreement with Beam Therapeutics Inc. (Beam), pursuant to which the Company was granted a non-exclusive license to use Beam’s proprietary CRISPR Cas12b nuclease editing technology to research, develop, and commercialize engineered cell therapy products that (i) are directed to certain antigen targets, with respect to the Company’s allogeneic T cell programs, or (ii) comprise certain human cell types, with respect to the Company’s stem cell-derived programs. The Company made an upfront payment of $50.0 million to Beam, which was recorded in research and development expense for the year ended December 31, 2021. Additionally, under the terms of the agreement, the Company may be obligated to pay, with respect to each licensed product, up to $65.0 million in specified developmental and commercial milestone payments as well as royalties. At the time of the entry into the option and license agreement, a member of the Company’s board of directors was a beneficial owner of greater than 10% of the outstanding shares of Beam. In 2024, this director was also affiliated with a member of the board of directors of Beam.

President and Fellows of Harvard College

In March 2019, the Company entered into an exclusive license agreement with the President and Fellows of Harvard College (Harvard) to access certain intellectual property for the development of hypoimmune-modified cells.

Under the terms of the agreement, the Company paid to Harvard aggregate consideration of $12.0 million, comprising $9.0 million in common stock and $3.0 million in cash. Additionally, the Company may be required to pay to Harvard up to an aggregate of $175.0 million in success payments, payable in cash, based on increases in the fair value of the Company’s common stock (Harvard Success Payments). The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard would be credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of September 30, 2025, a Harvard Success Payment had not been triggered.

The following table summarizes the potential success payments and common stock price required for payment:

Multiple of Equity Value at Issuance	5x	10x	20x	30x	40x
Per share common stock price required for payment	$20.00	$40.00	$80.00	$120.00	$160.00
Success payment(s) (in millions)	$5.0	$15.0	$30.0	$50.0	$75.0

The Harvard Success Payment liabilities are carried at fair value, with the initial value and changes in fair value recognized in research and development related success payments and contingent consideration. As of September 30, 2025 and December 31, 2024, the estimated fair value of the Harvard Success Payment liability was $0.9 million and $0.3 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Harvard Success Payment liability, the Company recognized an expense of $0.3 million and a gain of $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and an expense of $0.7 million and an immaterial gain for the nine months ended September 30, 2025 and 2024, respectively.

6. Restricted cash

The Company maintains standby letters of credit that are collateralized with a bank account at a financial institution in accordance with certain lease agreements. The aggregate amount of such standby letters of credit was $4.2 million and $3.8 million as of September 30, 2025 and December 31, 2024, respectively.

7. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		September 30, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$51,140	$-	$-	$51,140
U.S. government and agency securities	Level 2	28,920	3	-	28,923
Total cash equivalents		80,060	3	-	80,063
Short-term marketable securities:
U.S. government and agency securities	Level 2	49,679	18	-	49,697
Total short-term marketable securities		49,679	18	-	49,697
Total financial assets		$129,739	$21	$-	$129,760
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	115,141	-	-	115,141
Success payment liabilities	Level 3	13,726	-	-	13,726
Total long-term financial liabilities		128,867	-	-	128,867
Total financial liabilities		$128,867	$-	$-	$128,867

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$66,641	$-	$-	$66,641
U.S. government and agency securities	Level 2	25,237	5	-	25,242
Total cash equivalents		91,878	5	-	91,883
Short-term marketable securities:
U.S. government and agency securities	Level 2	19,137	7	-	19,144
Corporate debt securities	Level 2	5,785	2	-	5,787
Total short-term marketable securities		24,922	9	-	24,931
Total financial assets		$116,800	$14	$-	$116,814
Financial liabilities:
Long-term financial liabilities:
Contingent consideration	Level 3	108,968	-	-	108,968
Success payment liabilities	Level 3	4,556	-	-	4,556
Total long-term financial liabilities		113,524	-	-	113,524
Total financial liabilities		$113,524	$-	$-	$113,524

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

There were no available-for-sale debt securities in a material loss position as of September 30, 2025 and December 31, 2024. The Company determined that there was no material change in the credit risk of the investments during the three months ended September 30, 2025. As such, an allowance for credit losses has not been recognized. As of September 30, 2025, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of September 30, 2025, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of September 30, 2025 and December 31, 2024, the balance in accumulated other comprehensive income included net unrealized gains (losses) related to the Company’s available-for-sale debt securities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2024	$108,968	$4,236	$320
Changes in fair value – expense (gain)	1,864	105	(12)
Balance as of March 31, 2025	110,832	4,341	308
Changes in fair value – expense	6,300	3,611	351
Balance as of June 30, 2025	117,132	7,952	659
Changes in fair value – expense (gain)	(1,991)	4,822	293
Balance as of September 30, 2025	$115,141	$12,774	$952

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

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	September 30, 2025		December 31, 2024
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	9.8% – 10.9%	10.6%	11.3% – 12.3%	11.9%
Probability of milestone achievement	5.0% – 55.0%	25.7%	5.0% –55.0%	25.7%

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

The fair values of the Cobalt Success Payments and Harvard Success Payments were calculated using the following unobservable inputs:

	September 30, 2025		December 31, 2024
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	75.0%	75.0%	75.0%	75.0%
Expected term (years)	13.4	5.5	14.1	6.2

8. Property and equipment, net

Property and equipment, net consists of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Laboratory equipment	$40,575	$52,957
Leasehold improvements	39,061	33,344
Construction in progress	-	40,337
Computer equipment, software, and other	4,138	4,836
Total property and equipment, at cost	83,774	131,474
Less: Accumulated depreciation	(53,843)	(54,166)
Property and equipment, net	$29,931	$77,308

Depreciation expense was $3.2 million and $4.1 million for the three months ended September 30, 2025 and 2024, respectively, and $9.7 million and $11.7 million for the nine months ended September 30, 2025 and 2024, respectively. In the second quarter of 2025, the Company recognized non-cash impairment losses related to construction in progress, laboratory equipment, and leasehold improvements for the Company's manufacturing facility in Bothell, Washington (the Bothell facility) and a portion of the Company's laboratory and office space in Seattle, Washington (the Seattle facility). The losses were recorded as a reduction in the cost of the assets and related accumulated depreciation in the second quarter of 2025. Refer to Note 11, Impairment of long-lived assets for further information.

9. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Accrued compensation:
Accrued bonuses	$6,264	$7,704
Accrued paid time off	2,537	3,151
Accrued payroll	1,996	3,021
Other accrued compensation	499	573
Total accrued compensation	$11,296	$14,449
Accrued expenses and other current liabilities:
Accrued research and development services	$4,712	$10,493
Accrued professional fees	1,948	993
Other accrued current liabilities	1,331	1,754
Total accrued expenses and other current liabilities	$7,991	$13,240

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

In June 2022, the Company entered into a lease agreement for 79,565 square feet of office, laboratory, and manufacturing space located in Bothell, Washington. The initial term of the lease expires in February 2039, with the option to extend the lease for up to three additional five-year terms. The lease agreement also provides for up to $19.9 million for reimbursement of tenant improvements, as well as an additional $8.0 million loan for tenant improvements, available at the Company’s election (the Tenant Improvement Loan). The Company elected to receive the Tenant Improvement Loan in the second quarter of 2024 and is obligated to repay to the landlord monthly over the initial term of the lease with interest at a rate of 6.5% per year. As of September 30, 2025, $0.4 million was included in accrued expenses and other current liabilities and $7.1 million was included in other non-current liabilities. The Company is obligated to pay base rent of approximately $68.8 million over the initial term of the lease. In accordance with the lease agreement, the Company has obtained a letter of credit in the amount of $1.6 million.

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

The following table summarizes the Company’s lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$4,478	$4,728	$20,558	$13,816
Short-term lease cost	846	1,108	2,827	3,659
Variable lease cost	2,243	2,195	6,238	6,297
Total lease cost	$7,567	$8,031	$29,623	$23,772

As of September 30, 2025, the weighted-average remaining lease term was 7.3 years, and the weighted-average incremental borrowing rate was 10.9%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year to the present value of the operating lease liabilities as of September 30, 2025 (in thousands):

2025 (remaining 3 months)	$5,489
2026	22,473
2027	19,390
2028	14,698
2029	14,071
2030 and thereafter	48,701
Total undiscounted lease payments	124,822
Less: imputed interest	(42,586)
Present value of operating lease liabilities	82,236
Less: current portion of operating lease liabilities	$(14,368)
Operating lease liabilities, net of current portion	$67,868

11. Impairment of long-lived assets

As a result of changes in business plans and the Company's intention to pursue potential subleases for the Bothell and Seattle facilities, due in part to the Company’s decision to suspend further build-out of its internal manufacturing capabilities at the Bothell facility in the-near term due to increased availability of manufacturing capacity at third-party contract development and manufacturing organizations for cell and gene therapy products, as well as progress in understanding its near-term manufacturing needs, and other factors, the Company determined that during the second quarter of 2025 a triggering event occurred and performed an impairment analysis. For the Bothell facility, the Company determined that the combined operating lease ROU asset and construction in progress were not fully recoverable as the carrying value exceeded the estimated fair value and recorded a non-cash impairment loss of $34.2 million for this asset group. For the Seattle facility, the Company determined that the combined operating lease ROU asset and leasehold improvements were not fully recoverable as the carrying value exceeded the estimated fair value and recorded a non-cash impairment loss of $3.8 million for this asset group. In addition, in connection with the Bothell and Seattle facilities, the Company recognized non-cash impairment losses related to laboratory equipment of $3.8 million and $2.0 million, respectively. The Company also recognized an additional $0.8 million non-cash impairment loss for other long-lived assets. The losses were recorded in operating expenses in the statement of operations in the second quarter of 2025.

12. Stockholders’ equity

In August 2025, the Company completed an underwritten public offering pursuant to which it sold 24.3 million shares of its common stock, including 3.4 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 1.5 million shares of its common stock for net proceeds of approximately $80.6 million, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants have an exercise price of $0.0001 per share of common stock. As the pre-funded warrants are indexed to the Company’s common stock and otherwise meet the requirements to be classified in equity, the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on its consolidated balance sheet. The pre-funded warrants are exercisable at any time; however, the holders of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. During the three and nine months ended September 30, 2025, no pre-funded warrants sold in this offering were exercised.

In May 2025, the Company entered into the Sales Agreement with TD Cowen, acting as sales agent, pursuant to which it may offer and sell through TD Cowen up to $119.0 million of shares of the Company’s common stock from time to time under the ATM facility. During the quarter ended September 30, 2025, the Company sold an aggregate of 7.3 million shares of its common stock under the Sales Agreement for net proceeds of $28.6 million, after deducting commissions and expenses.

In February 2024, the Company completed an underwritten public offering pursuant to which it sold 21.8 million shares of its common stock, including 4.5 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of its common stock, for net proceeds of approximately $180.0 million, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants have an exercise price of $0.0001 per share of common stock. As the pre-funded warrants are indexed to the Company’s common stock and otherwise meet the requirements to be classified in equity, the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on its consolidated balance sheet. The pre-funded warrants are exercisable at any time; however, the holders of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. During the three months ended September 30, 2025, no pre-funded warrants sold in this offering were exercised. During the nine months ended September 30, 2025, 4.4 million pre-funded warrants sold in this offering were exercised.

13. Stock-based compensation

Equity incentive plans

In February 2021, the Company adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (2021 ESPP), both of which became effective on the completion of the Company’s initial public offering. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering period or on the purchase date. As of September 30, 2025, 35.1 million shares and 5.9 million shares were available for future issuance under the 2021 Plan and the 2021 ESPP, respectively.

Stock-based compensation expense

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Research and development	$3,199	$6,481	$12,023	$19,452
General and administrative	2,277	4,289	7,104	11,790
Total stock-based compensation expense	$5,476	$10,770	$19,127	$31,242

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of September 30, 2025 are as follows:

	Stock Options	RSUs
Unrecognized stock-based compensation expense (in thousands)	$26,759	$13,694
Weighted-average period costs expected to be recognized (in years)	2.3	2.7

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	25,062	$7.16	7.4	$271
Granted	5,507	2.59
Exercised	(676)	1.89
Forfeited/Cancelled	(6,529)	7.74
Outstanding as of September 30, 2025	23,364	$6.10	7.3	$7,745
Exercisable as of September 30, 2025	14,188	$7.03	6.3	$2,819

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Nine Months Ended September 30,
Assumptions	2025	2024
Risk free interest rate	3.7% – 4.4%	3.7% – 4.7%
Expected volatility	75.0%	72.5%
Expected term (years)	5.43 – 6.50	5.50 – 6.25
Expected dividend	0%	0%

The following table summarizes additional information related to stock option activity:

	Nine Months Ended September 30,
	2025	2024
Weighted average grant date fair value per share for options granted	$1.79	$5.98
Aggregate intrinsic value of stock options exercised (in thousands)	$1,488	$7,632

Restricted stock

A summary of the Company’s RSU activity is as follows:

	RSUs (in thousands)	RSUs Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2024	3,570	$6.72
Granted	2,099	2.58
Vested	(1,316)	5.86
Forfeited	(864)	5.24
Unvested as of September 30, 2025	3,489	$4.92

The fair value of RSUs that vested during the nine months ended September 30, 2025 and 2024 was $3.1 million and $5.0 million, respectively.

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

The Company applies judgment in its determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of September 30, 2025 and December 31, 2024, the Company’s uncertain tax positions were immaterial.

The One Big Beautiful Bill Act (OBBBA), which was signed into law on July 4, 2025, includes a broad range of tax reform provisions affecting businesses. The Company is in the process of evaluating the financial statement impact of these provisions to future periods, but does not expect the OBBBA to have a material impact on its consolidated financial statements.

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

The following securities were excluded from the computation of net loss per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Options to purchase common stock	23,364	28,483
Unvested RSUs	3,489	4,489
Total	26,853	32,972

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

Overview

We were founded on the belief that engineered cells will be one of the most important transformations in medicine over the next several decades. The burden of diseases that can be addressed at their root cause through engineered cells is significant. We view engineered cells as having the potential to be as therapeutically disruptive as biologic drugs to clinical practice, enabling us to repair cells in the body when possible and replace them when needed. We are developing ex vivo and in vivo cell engineering platforms to revolutionize treatment of various diseases with unmet treatment needs, including type 1 diabetes, B-cell cancers, and B-cell mediated autoimmune diseases.

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

We are currently focused on advancing our pipeline across two platforms for the treatment of various disease types, including type 1 diabetes (T1D), B-cell cancers, and B-cell mediated autoimmune diseases. We retain worldwide rights to each of the product candidates described below.

•
Hypoimmune Platform – Type 1 Diabetes: Approximately nine million people suffer from T1D worldwide, and there have been no major novel medicines for the disease since insulin. We are preclinically developing SC451, a HIP-modified, stem cell-derived pancreatic islet cell therapy, for the treatment of T1D. The goal of this therapy is euglycemia, or normal blood glucose, without the need for exogenous insulin injections or immunosuppression. We currently have an ongoing Phase 1 investigator-sponsored first-in-human study (IST) evaluating UP421, an allogeneic, primary islet cell therapy engineered with our HIP technology addressing T1D, for which we have disclosed positive six-month results and expect to share additional data as the study progresses. We expect to file an investigational new drug application (IND) and begin our Phase 1 clinical trial for SC451 as early as 2026.
•
Fusogen Platform – In vivo CAR T cells: Using our fusogen platform, which allows for cell-specific, in vivo delivery of various payloads, we are developing SG293, the next-generation version of our prior SG299 product candidate, which was renamed to reflect an updated construct and manufacturing process. SG293 is a CD8-targeted fusosome that delivers to CD8+ T cells the genetic material to make CD19-directed CAR T cells while avoiding potentially troublesome delivery to tissues such as the liver. SG293 builds on data from SG299, showing cell-specific delivery and deep B-cell depletion – as measured by depletion in circulating and lymph node B cells as well as a phenotypic reset when B cells return – in non-human primates without the use of any lymphodepleting chemotherapy. We intend to explore SG293 in both B-cell cancers and B-cell mediated autoimmune diseases and expect to file an IND for SG293 as early as 2027.

In November 2025, we announced that, in order to prioritize our resources and follow promising data in the SC451 and fusogen programs, we plan to prioritize further development of our SC451 and SG293 programs, and have suspended development of and any further internal investment in our two allogeneic cell therapy CAR T programs – SC291 in B-cell mediated autoimmune diseases and SC262 in oncology. As part of these efforts, we have begun winding down the GLEAM Phase 1 clinical trial evaluating SC291 in B-cell mediated autoimmune diseases and the VIVID Phase 1 clinical trial evaluating SC262 in oncology.

We believe the time is right to develop engineered cell therapies in various therapeutic areas. Substantial progress in the understanding of genetics, gene editing, protein engineering, stem cell biology, immunology, process analytics, and computational biology have converged to create an opportunity to markedly increase the breadth and depth of the potential impact of cellular medicines. We continue to make progress developing our ex vivo cell engineering platform that leverages our HIP technology and our in vivo cell engineering platform. Each of our programs provides the potential for meaningful standalone value while also supporting our potential ability to further exploit our platforms in a manner that leads to the development of broadly applicable medicines.

We announced positive six-month results from the UP421 IST demonstrating that all primary and secondary endpoints were met. Results of the study through six months after cell transplantation demonstrate the survival and function of pancreatic beta cells as measured by the presence of circulating C-peptide, a biomarker indicating that transplanted beta cells are producing insulin. C-peptide levels also increase with a mixed meal tolerance test during testing at these timepoints, consistent with insulin secretion in response to a meal. 12-week PET-MRI scanning also demonstrated islet cells at the transplant site, a forearm muscle. The study identified no safety issues, and the HIP-modified islet cells evaded immune detection. The trial continues to evaluate safety, persistence, and function of the transplanted cells. In August 2025, The New England Journal of Medicine published a journal article titled "Survival of Transplanted Allogeneic Beta Cells with No Immunosuppression," which discusses the 12-week results of the trial. In June 2025, the six-month results of the trial were presented at the 85th Annual American Diabetes Association (ADA) Scientific Sessions. We and our collaborators at Uppsala University Hospital expect to report additional data from the study, including longer-term follow-up. We continue preclinical development of SC451, and recent regulatory interactions, including an FDA INTERACT meeting, increase our confidence in moving forward with our HIP-edited master cell bank for good manufacturing practices (GMP) manufacturing and our nonclinical testing plan.

We continue to make progress on advancing our research- and preclinical-stage product candidates into and through preclinical development and toward potential IND submissions. As certain of our product candidates advance toward potential IND submissions, we are conducting good laboratory practices toxicology studies and establishing necessary scale-up for our manufacturing processes.

Given the depth and breadth of our portfolio, we expect to continue to assess and prioritize our programs on an ongoing basis based on various factors, including internal and external opportunities and constraints, which may result in our decision to advance certain programs ahead or instead of others or suspend, discontinue, or divest certain programs that represent our current development focus.

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

Our operations to date have included developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, conducting clinical trials of our product candidates, supporting clinical trials of product candidates developed using our technologies, acquiring technologies, staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. We have incurred net losses each year since our inception. Our net losses for the nine months ended September 30, 2025 and 2024 were $185.3 million and $217.7 million, respectively. As of September 30, 2025, we had an accumulated deficit of $1.8 billion. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations.

In August 2025, we completed an underwritten public offering (the Offering) pursuant to which we sold 24.3 million shares of our common stock, including 3.4 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 1.5 million shares of our common stock for net proceeds of approximately $80.6 million, after deducting underwriting discounts and commissions and offering expenses.

In May 2025, we entered into a sales agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen), acting as sales agent, pursuant to which we may offer and sell through TD Cowen up to $119.0 million of shares of our common stock from time to time in a series of one or more at the market equity offerings (collectively, the ATM facility). During the quarter ended September 30, 2025, we sold an aggregate of 7.3 million shares of our common stock under the Sales Agreement, for net proceeds of $28.6 million, after deducting commissions and expenses.

As of September 30, 2025, we had cash, cash equivalents, and marketable securities of $153.1 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of the date of this Quarterly Report, including the net proceeds received from the Offering and the ATM facility, will be sufficient to fund our planned operations for at least one year from the filing of this Quarterly Report. However, we will need to raise additional financing in the future to fund our operations, including the conduct of clinical trials and the commercialization of any approved product candidates. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, proceeds from any future equity or debt financings, and milestone, royalty, and other payments received under any future licenses, collaborations, or other arrangements. Additional capital may not be available on terms that are reasonable or acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, our business, results of operations, and financial condition would be adversely affected.

Although our historical portfolio prioritizations have enabled reduced operating expenses, our operating expenses may increase over the longer term if our future clinical trials are successful and if we expand our research and development efforts. Cost increases would be driven in large part by commencing and advancing our current and future product candidates through clinical trials; identifying additional product candidates; continuing to establish our manufacturing capabilities, including through third-party contract development and manufacturing organizations (CDMOs); initiating and advancing preclinical development of our current and future product candidates; advancing and expanding the capabilities of our ex vivo and in vivo cell engineering platforms; acquiring and licensing technologies aligned with our ex vivo and in vivo cell engineering platforms, or modifying the terms of existing acquisition or license arrangements; seeking regulatory approval of our current and future product candidates; engaging in commercialization activities for any of our product candidates for which we obtain marketing approval; increasing our personnel, including those required to support our research, clinical and preclinical development, manufacturing, and potential future commercialization efforts; expanding our operational, financial, and management systems; continuing to develop, prosecute, and defend our intellectual property portfolio; and continuing to incur legal, accounting, or other expenses to operate our business, including the costs associated with being a public company.

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

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of September 30, 2025, a Cobalt Success Payment had not been triggered.

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

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of September 30, 2025, a Harvard Success Payment had not been triggered.

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

Research and development activities account for a significant portion of our operating expenses. As a result of our portfolio prioritization and associated workforce reduction announced in November 2024, we have decreased our research and development expenses. However, research and development expenses may increase over the longer term (or our expected decreases may be less than anticipated) due to a variety of factors, including if our future clinical trials are successful and if we expand our research and development efforts. Cost increases, if they occur, would be driven in large part by advancing our current and future product candidates into and through clinical trials; identifying additional product candidates; continuing to establish our manufacturing capabilities, including through CDMOs, initiating and advancing preclinical development of our current and future product candidates; advancing and expanding the capabilities of our ex vivo and in vivo cell engineering platforms; acquiring and licensing technologies aligned with our ex vivo and in vivo cell engineering platforms, or modifying the terms of existing acquisition or license arrangements; seeking regulatory approval of our current and future product candidates; and increasing our workforce to support our expanded research, clinical, and preclinical development efforts. A change in the outcome of any of these factors could result in a significant change in the costs and timing associated with the development of our product candidates. In addition, recent and potential future developments in international trade, including tariffs imposed on imports from other countries, could cause unanticipated increases in our research and development costs, primarily through increased CDMO costs and costs of our laboratory supplies, and we may not be able to accurately forecast their impacts on our business.

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

General and administrative

General and administrative expenses consist of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation for our employees in finance, legal, executive, human resources, and information technology functions, legal and consulting fees, insurance fees, and facility costs not otherwise included in research and development expenses. Legal fees include those related to corporate, patent, and litigation matters.

As a result of our portfolio prioritization and associated workforce reduction announced in November 2024, our general and administrative expenses have decreased in 2025 compared to 2024. General and administrative expenses may increase over the longer term to support potential expanded research and development activities.

Impairment of long-lived assets

Impairment of long-lived assets consists of non-cash losses recognized for the impairment of the right-of-use (ROU) asset, construction in progress, and laboratory equipment for our manufacturing facility in Bothell, Washington (the Bothell facility), and the ROU asset, leasehold improvements, and laboratory equipment for certain office and laboratory space in Seattle, Washington (the Seattle facility). We also recognized additional non-cash impairment losses for other long-lived assets. The losses were recorded in operating expenses in the statement of operations in the second quarter of 2025. Refer to Note 11, Impairment of long-lived assets to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the impairment.

Results of operations

Comparison of the three and nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$30,106	$53,206	$(23,100)	$97,056	$170,528	$(73,472)
Research and development related success payments and contingent consideration	3,124	(5,497)	8,621	15,343	4,566	10,777
General and administrative	10,285	14,052	(3,767)	32,110	46,763	(14,653)
Impairment of long-lived assets	-	-	-	44,611	-	44,611
Total operating expenses	43,515	61,761	(18,246)	189,120	221,857	(32,737)
Loss from operations	(43,515)	(61,761)	18,246	(189,120)	(221,857)	32,737
Interest income, net	1,003	2,579	(1,576)	2,572	8,815	(6,243)
Other income (expense), net	360	(742)	1,102	1,207	(4,648)	5,855
Net loss	$(42,152)	$(59,924)	$17,772	$(185,341)	$(217,690)	$32,349

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Personnel	$11,652	$22,391	$(10,739)
Research, development, and laboratory	5,219	12,361	(7,142)
Facility and other allocated costs	11,039	15,168	(4,129)
Third-party manufacturing	1,477	1,799	(322)
Other	719	1,487	(768)
Total research and development expense	$30,106	$53,206	$(23,100)

Research and development expense was $30.1 million and $53.2 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $23.1 million was primarily due to:

•
a decrease of $10.7 million in personnel-related expenses, including non-cash stock-based compensation, due to lower research and development headcount primarily related to the portfolio prioritization announced in November 2024;
•
a decrease of $7.1 million in laboratory, research, and clinical development expenses primarily related to lower research and development headcount related to the portfolio prioritization announced in November 2024, the suspension of the ARDENT trial and the SC379 glial progenitor cell program in November 2024, and clinical development milestones recorded in the third quarter of 2024 that did not recur in 2025; and
•
a decrease of $4.1 million in facility and other allocated costs primarily due to the portfolio prioritization announced in November 2024.

The following table summarizes the components of our research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Personnel	$42,761	$71,907	$(29,146)
Research, development, and laboratory	11,951	39,915	(27,964)
Facility and other allocated costs	35,050	46,831	(11,781)
Third-party manufacturing	5,460	6,912	(1,452)
Other	1,834	4,963	(3,129)
Total research and development expense	$97,056	$170,528	$(73,472)

Research and development expense was $97.1 million and $170.5 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $73.5 million was primarily due to:

•
a decrease of $29.1 million in personnel-related expenses, including non-cash stock-based compensation, due to lower research and development headcount primarily related to the portfolio prioritization announced in November 2024;
•
a decrease of $28.0 million in laboratory, research, and clinical development expenses primarily expenses primarily related to lower research and development headcount related to the portfolio prioritization announced in November 2024, the suspension of the ARDENT trial and the SC379 glial progenitor cell program in November 2024, and clinical development milestones recorded in the nine months ended September 30, 2024 that did not recur in 2025; and
•
a decrease of $11.8 million in facility and other allocated costs primarily due to the portfolio prioritization announced in November 2024.

Research and development related success payments and contingent consideration

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the periods presented:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Cobalt success payment	$4,822	$(4,909)	$9,731
Harvard success payments	293	(823)	1,116
Contingent consideration	(1,991)	235	(2,226)
Total research and development related success payments and contingent consideration	$3,124	$(5,497)	$8,621

The expense related to the change in the estimated fair value of our Cobalt Success Payment was $4.8 million for the three months ended September 30, 2025, compared to a gain of $4.9 million for the same period in 2024. The changes in value were due to changes in our market capitalization during the relevant periods. The expense related to the change in the estimated fair value of our Harvard Success Payments was $0.3 million for the three months ended September 30, 2025, compared to a gain of $0.8 million for the same period in 2024. The changes in value were primarily due to changes in our common stock price during the relevant periods. The gain related to the change in the estimated fair value of our Cobalt Contingent Consideration was $2.0 million compared to an expense of $0.2 million for the three months ended September 30, 2025 and 2024, respectively. The changes in value were due primarily to changes in the timing and probability of the achievement of milestones during the relevant periods.

The following table summarizes the expenses associated with research and development related success payments and contingent consideration for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Cobalt success payment	$8,538	$2,324	$6,214
Harvard success payments	632	(8)	640
Contingent consideration	6,173	2,250	3,923
Total research and development related success payments and contingent consideration	$15,343	$4,566	$10,777

The expense related to the change in the estimated fair value of our Cobalt Success Payment was $8.5 million for the nine months ended September 30, 2025, compared to $2.3 million for the same period in 2024. The changes in value were due to changes in our market capitalization during the relevant periods. The expense related to the change in the estimated fair value of our Harvard Success Payments was $0.7 million for the nine months ended September 30, 2025, compared to an immaterial gain for the same period in 2024. The changes in value were primarily due to changes in our common stock price during the relevant periods. The expense related to the change in the estimated fair value of our Cobalt Contingent Consideration was $6.2 million compared to $2.3 million for the nine months ended September 30, 2025 and 2024, respectively. The changes in value were due primarily to changes in the timing and probability of the achievement of milestones during the relevant periods.

General and administrative expenses

General and administrative expenses were $10.3 million and $32.1 million for the three and nine months ended September 30, 2025, respectively, compared to $14.1 million and 46.8 million for the same periods in 2024.

The decrease of $3.8 million for the three months ended September 30, 2025 was primarily due to lower personnel-related costs, including non-cash stock-based compensation of $3.2 million due to a decrease in headcount as a result of our portfolio prioritization announced in November 2024 and a decrease in legal fees of $0.5 million.

The decrease of $14.7 million for the nine months ended September 30, 2025 was primarily due to lower personnel-related costs, including non-cash stock-based compensation of $9.3 million due to a decrease in headcount as a result of our portfolio prioritization announced in November 2024, and a decrease in legal and consulting fees of $2.7 million and $1.5 million, respectively.

Impairment of long-lived assets

Impairment of long-lived assets was $44.6 million for the nine months ended September 30, 2025. See Note 11, Impairment of long-lived assets to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

Interest income, net

Interest income, net, was $1.0 million and $2.6 million for the three and nine months ended September 30, 2025, respectively, compared to $2.6 million and $8.8 million for the same periods in 2024, respectively, and consisted primarily of interest earned on our cash and marketable securities balances.

Other income (expense), net

Other income, net, was $0.4 million and $1.2 million for the three and nine months ended September 30, 2025, respectively, compared to other expense, net of $0.7 million and $4.6 million for the three and nine months ended September 30, 2024, respectively. The increases of $1.1 million and $5.8 million for the three and nine months ended September 30, 2025, respectively, were due to other-than-temporary impairments of other assets recorded in the second and third quarters of 2024.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of September 30, 2025, we had $153.1 million in cash, cash equivalents, and marketable securities. Since inception through September 30, 2025, we have raised an aggregate of approximately $1.6 billion in net proceeds from sales of our equity securities.

In August 2025, we completed the Offering pursuant to which we sold 24.3 million shares of our common stock, including 3.4 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 1.5 million shares of our common stock for net proceeds of approximately $80.6 million, after deducting underwriting discounts and commissions and offering expenses.

In May 2025, we entered into the Sales Agreement, pursuant to which we may offer and sell up to $119.0 million of shares of our common stock from time to time under the ATM facility. During the quarter ended September 30, 2025, we sold an aggregate of 7.3 million shares of our common stock under the Sales Agreement, for net proceeds of $28.6 million, after deducting commissions and expenses.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(111,187)	$(175,992)
Investing activities	(23,742)	(29,635)
Financing activities	111,083	199,106
Net decrease in cash, cash equivalents, and restricted cash	$(23,846)	$(6,521)

Operating activities

During the nine months ended September 30, 2025, net cash used in operating activities was $111.2 million, consisting primarily of net loss of $185.3 million and the change in net operating assets and liabilities of $13.6 million, offset by non-cash adjustments of $87.7 million. The non-cash adjustments of $87.7 million consisted of $44.6 million for impairment of long-lived assets, $19.1 million of non-cash stock-based compensation, expenses of $9.2 million and $6.2 million for revaluation of our success payment liabilities and contingent consideration, respectively, and depreciation expense of $9.7 million, partially offset by other non-cash adjustments of $1.1 million.

During the nine months ended September 30, 2024, net cash used in operating activities was $176.0 million, consisting primarily of net loss of $217.7 million and the change in net operating assets and liabilities of $5.5 million, offset by non-cash adjustments of $47.2 million. The non-cash adjustments of $47.2 million consisted of $31.2 million of non-cash stock-based compensation, depreciation expense of $11.7 million, and expenses of $2.3 million for revaluation of each of our success payment liabilities and contingent consideration, offset by other non-cash adjustments of $0.3 million.

Investing activities

Cash used in investing activities was $23.7 million during the nine months ended September 30, 2025, compared to $29.6 million during the nine months ended September 30, 2024. For the nine months ended September 30, 2025, this consisted of net purchases and maturities of marketable securities of $24.4 million and net sales of property and equipment of $0.7 million. For the nine months ended September 30, 2024, this consisted of purchases of property and equipment of $33.0 million, partially offset by net maturities of marketable securities of $3.4 million.

Financing activities

During the nine months ended September 30, 2025 and 2024, cash provided by financing activities was $111.1 million and $199.1 million, respectively, consisting primarily of net proceeds from issuance of common stock.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of September 30, 2025:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$22,281	$36,331	$24,162	$42,048	$124,822

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of September 30, 2025 are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 included in our 2024 Annual Report for more information about these payment obligations.

We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock, pursuant to the terms and conditions in the Cobalt acquisition agreement, and up to an aggregate of $175.0 million in success payments to Harvard, payable in cash. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” included in our 2024 Annual Report and Note 4, Acquisitions and Note 5, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on the success payments. As of September 30, 2025, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain, and therefore any related payments are not included in the table above.

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

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, and are consistent with those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates” included in our 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our common stock price.

Interest rate risk

As of September 30, 2025, we had cash, cash equivalents, and restricted cash of $107.6 million, which consisted of bank deposits and money market funds, and also had marketable securities of $49.7 million. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. As of September 30, 2025, we had no debt outstanding that is subject to interest rate variability.

Market capitalization and common stock price sensitivity

We agreed to make a success payment to Cobalt based on our market capitalization payable in cash or stock, and success payments to Harvard based on increases in the per share fair market value of our common stock, payable in cash.

As of September 30, 2025, the estimated aggregate fair value of the success payment liabilities was $13.7 million. For the three and nine months ended September 30, 2025, we recorded expenses of $5.1 million and $9.2 million, respectively, related to the aggregate change in the estimated fair value of our success payment liabilities.

Changes in our market capitalization and the fair value of our common stock as of each balance sheet date may have a relatively large change in the estimated valuation of the success payment liabilities and resulting expense or gain. For example, for the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization as of September 30, 2025 from $930.9 million to $1.1 billion would have increased the expense recorded in the three months ended September 30, 2025 by $2.8 million to $7.6 million. A hypothetical 20% decrease in our market capitalization from $930.9 million to $744.7 million would have decreased the expense recorded in the three months ended September 30, 2025 by $3.3 million to $1.5 million. For the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price as of September 30, 2025 from $3.55 per share to $4.26 per share would have increased the expense recorded in the three months ended September 30, 2025 by $0.3 million to $0.6 million. A hypothetical 20% decrease in the common stock price from $3.55 per share to $2.84 per share would have decreased the expense recorded in the three months ended September 30, 2025 by $0.3 million to an immaterial gain.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 21, 2025, a purported stockholder filed a putative class action complaint in the United States District Court for the Western District of Washington against the company and its current and former executives, Steven D. Harr, M.D., and Nathan Hardy, now captioned In re Sana Biotechnology, Inc., Securities Litigation, No. 2:25-cv-00512-BJR, alleging that the defendants made false and misleading statements concerning the company's business, operations, and prospects (the Action). On June 2, 2025, the court appointed Shane Honey and Jonatan Koskinen as co-lead plaintiffs (Lead Plaintiffs) and their respective choices of lead counsel as co-lead counsel in the Action. On August 15, 2025, the Lead Plaintiffs filed an amended complaint to serve as the operative complaint in the Action (the Complaint), which asserts claims against all defendants pursuant to Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants pursuant to Section 20(a) of the Exchange Act. The Complaint alleges, among other things, that the defendants made false and misleading public statements and omissions regarding the development of SC291, our HIP-modified CD19-directed allogeneic CAR T cell product candidate, for the treatment of B-cell cancers, as well as our finances, operations, and business prospects. The Complaint purports to assert class action claims on behalf of all persons and entities that purchased or otherwise acquired our securities between January 9, 2024 and November 4, 2024 and seeks unspecified damages. The defendants filed a motion to dismiss the Complaint on October 14, 2025. Per stipulation and order, the Lead Plaintiffs must file their opposition to the motion to dismiss by December 15, 2025, and the defendants must file their reply in support of the motion to dismiss by January 29, 2026. The defendants intend to vigorously defend themselves in the Action. However, there can be no assurances as to the outcome.

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

In addition, product candidates developed with our hypoimmune and fusogen technologies have potential safety risks, including those related to genotoxicity associated with the delivery of genome-modifying payloads. For example, DNA sequences that randomly integrate into a cell’s DNA may increase the risk for or cause certain cancers. Additionally, gene editing approaches may edit the genome at sites other than the intended DNA target or cause DNA rearrangements, each of which may have oncogenic or other adverse effects. PSC-derived cell products may have potential safety risks related to genomic and epigenomic variations that have occurred or may occur during the manufacturing process. We cannot always predict the types and potential impact of these genomic changes, including whether certain changes are or may eventually be harmful. Accordingly, it may be difficult for us to conduct the level of testing and assay development necessary to ensure that our PSC-derived cell product candidates have an acceptable safety profile when used in humans. These risks related to genetic variation are also relevant to our any product candidates we may develop using donor-derived cells. Additionally, our stem cell-based product candidates have potential safety risks that may result from cells that are undifferentiated or have not been completely differentiated to the desired phenotype and lead to oncogenic transformations or other adverse effects. As a result, it is possible that safety events or concerns could negatively affect the development of our product candidates, as described elsewhere in these Risk Factors.

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

In response to reports of T cell malignancies in patients that previously received chimeric antigen receptor (CAR) T cell immunotherapies, the FDA announced in November 2023 that it is investigating the risk of secondary cancers and the need for regulatory action for such therapies as a class and has advised of new patient monitoring and reporting requirements with respect to such therapies. In January 2024, the FDA imposed a class-wide boxed warning requirement regarding the occurrence of T cell malignancies for all approved CAR T therapies. The FDA has noted that it currently believes that the overall benefits of these therapies continue to outweigh their potential risks for their approved uses. However, all currently approved CAR T cell immunotherapies are approved only in oncology indications, and there can be no assurance that the FDA or comparable foreign regulatory authorities will reach the same risk-benefit determination in other indications, such as autoimmune diseases. To the extent the FDA views in vivo CAR T cell therapies as posing similar or additional risks to those posed by the ex vivo CAR T therapies that were the subject of these FDA actions, the FDA may require us to take certain actions in connection with any in vivo CAR T cell clinical trials we may conduct or we may otherwise receive correspondence from the FDA regarding these developments. It is unclear at this time how changes in the leadership of the FDA and other government administration actions and changes will impact our operations and future interactions with the FDA. Additionally, we and our product candidates may be subject to further regulatory actions or requirements of the FDA or comparable foreign regulatory authorities relating to these therapies, such as requiring a black box warning or other labeling disclosures for any approved products. The occurrence of any of the foregoing could increase the cost and complexity of development and commercialization of, and limit the commercial opportunity for, such product candidates, any of which could have a material adverse effect on our business.

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
•
the extent of any clinical or regulatory setbacks experienced by other companies developing similar products or within adjacent fields, including cell-based therapies and the fields of gene editing and gene therapy, or publications or press coverage related to such therapies and fields, which could negatively impact the perceptions of the value and risk of our product candidates and technologies;

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

For example, we have conducted several portfolio prioritizations to consolidate our resource allocation to fewer programs, resulting in, among other things, workforce reductions. Most recently, we conducted a portfolio prioritization to prioritize future development of SC451, our type 1 diabetes program, and programs enabled by our fusogen platform, and suspended development of and further internal investment in our two allogeneic cell therapy CAR T programs. Furthermore, we regularly evaluate our portfolio and may conduct further portfolio prioritizations in the future, which could result in the suspension, discontinuation, or divestiture of certain programs that are our current focus of development, which increases the risk that the benefits we expected from any acquired technologies, such as the fusogen platform, may be more expensive and difficult to obtain or may not occur at all.

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

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. In addition, our ex vivo and in vivo cell engineering platforms are attractive technologies for potential collaborations due to their breadth of application. Therefore, for certain of our product candidates or technologies, including those that we may develop in the future, we may decide to form or seek strategic alliances, collaborations, or similar arrangements with pharmaceutical or biotechnology companies or other third parties that we believe will complement or augment our development and potential commercialization efforts with respect to such product candidates, including in territories outside the United States or for certain indications. We may also pursue alternative strategies or relationships, such as spin-outs, joint ventures, or investments in complementary businesses that align with our strategy, which may pose risks similar to those described elsewhere in these Risk Factors with respect to collaborations, as well as additional risks unique to these types of relationships. To the extent we enter into strategic relationships involving parties located outside the United States, we are subject to similar risks to those described elsewhere in these Risk Factors with respect to foreign acquisitions and licensing arrangements.

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

Our success depends upon the continued contributions of our key management, scientific, and technical personnel, many of whom have been instrumental for us and have substantial experience with our cell engineering platforms and their underlying technologies and related product candidates. Given the specialized nature of our ex vivo and in vivo cell engineering technologies and the fact that we are operating in novel and emerging fields, there is an inherent scarcity of personnel with the requisite experience to fill the roles across our organization. As we continue developing our product candidates and building our pipeline, we will require personnel with medical, scientific, or technical qualifications and expertise specific to each program. The loss of key management and senior scientists or other personnel could delay or otherwise impact our research and development activities, for example, through loss of institutional knowledge, capabilities, or subject matter expertise. In addition, the loss of key executives could disrupt our operations and our ability to conduct our business. Despite our efforts to retain valuable employees, all of our employees are at-will employees, and members of our management, scientific, and development teams may terminate their employment with us at any time, with or without notice. Moreover, regulations or legislation impacting our workforce, and any legal challenges thereto, may lead to increased uncertainty in hiring and competition for talent, and harm our ability to protect our company, including our intellectual property, after termination of employment. If our retention efforts are unsuccessful now or in the future, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business.

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

The competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and our future success depends upon our ability to attract, retain, and motivate highly skilled employees, including executives, scientists, engineers, clinical operations and manufacturing personnel, and sales professionals. We expect that we may continue to face competition for personnel from other companies, universities, public and private research institutions, and other organizations. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining qualified employees on acceptable terms, or at all. For example, the United States government has announced changes to the H-1B visa program, including a new one-time $100,000 fee for new H-1B petitions, and plans to take further steps to reform the H-1B program. These or other changes to the H-1B program or the requirements for other visas could increase our costs, limit the flow of technical and professional talent into the United States, or otherwise harm our ability to recruit and retain qualified personnel who are critical to our business. In addition, many of the companies with which we compete for experienced personnel may have greater resources than we do and may be able to provide prospective job candidates or our existing employees with more attractive roles, salaries, or benefits than we can provide. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, including non-solicitation or non-compete obligations, which may result in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline or are otherwise viewed unfavorably compared to those of companies with which we compete for talent, or if we or our prospects are otherwise viewed unfavorably, this could negatively impact our ability to recruit, motivate, and retain highly skilled employees.

In November 2025, we announced that we plan to prioritize future development of our SC451 and SG293 programs, and that we suspended development of and further internal investment in our two allogeneic cell therapy CAR T programs – SC291 in B-cell mediated autoimmune diseases and SC262 in oncology. Further, we previously conducted several portfolio prioritizations pursuant to which we conducted reductions in our workforce. Portfolio prioritizations and any associated reductions in our workforce may result in attrition beyond any planned reduction in workforce, reduced employee morale, and negative publicity, which may damage our reputation and make it more difficult for us to retain and motivate our current personnel as well as attract new personnel. These workforce reductions have also caused us to lose institutional knowledge, capabilities, and subject matter expertise and could negatively affect our efforts to obtain and maintain our intellectual property rights in the event we are unable to identify inventions made or identify or recreate the necessary scientific records or data. Any of the foregoing could significantly harm our business and future growth prospects.

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

We experienced rapid growth following our inception in July 2018. However, as described elsewhere in these Risk Factors, we undertook workforce reductions as part of our past restructurings, and in November 2025, we announced that we plan to prioritize future development of our SC451 and SG293 programs. These events may yield unintended consequences and costs, including difficulty retaining and motivating remaining employees, difficulty attracting and hiring qualified employees, and increased reliance on third parties if needed to support our internal capabilities.

Despite our workforce reductions, if we have success in our future clinical trials and expand our research and development efforts, we may experience future growth in the scope of our operations, particularly if and as we advance our product candidates into and through IND-enabling studies and clinical trials and continue to establish and develop our regulatory, quality, and clinical operations and supply chain logistics and manufacturing. To manage our growth, we have implemented and improved, and plan to continue to implement and improve, our managerial, operational, and financial systems, and continue to recruit and train additional qualified personnel if and as we grow. However, due to our limited financial resources and the complexity of managing a growing company, we may not be able to effectively manage the expansion of our operations or recruit and train sufficient additional qualified personnel to achieve our business objectives within our desired timelines. The continued expansion of our operations will be costly and may divert our management and business development resources. For example, members of management will have significant added responsibilities in connection with effecting and managing our growth, including identifying, recruiting, integrating, maintaining, and motivating current and future employees, effectively managing our internal development efforts, including the clinical and regulatory (e.g., FDA) review process, while complying with our contractual obligations to third parties, and maintaining and improving our operational, financial, and management controls, reporting systems, and procedures. In addition, as we grow, we may be required to rely more heavily on third-party service providers, which exposes us to risks to which we would not be subject if we performed all work internally, as described elsewhere in these Risk Factors. Our inability to successfully manage our growth could disrupt our operations and otherwise harm our business, including by delaying execution of our programs and business plans.

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

Furthermore, manufacturing and development of our ex vivo product candidates will require that we obtain suitable donor material from eligible and qualified human donors. If we are unable to obtain sufficient quantities of suitable donor material, or if we are unable to obtain such material in a timely manner, we may experience delays in manufacturing our ex vivo product candidates, which would harm our ability to conduct clinical trials for or to commercialize these product candidates. Moreover, if the consent, authorization, or process for the donation and use of those materials is not obtained or conducted in accordance with applicable legal, ethical, and regulatory requirements, we could face delays in the clinical testing and approval of these product candidates, or, potentially, we could face claims by such human donors or regulatory authorities, which could expose us to damages and reputational harm.

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

If we are unable to satisfy applicable legal or regulatory requirements or standards for an IND or comparable foreign submission, or experience delays in doing so, clinical development of our product candidates may be delayed or we may be unable to execute clinical trials of the applicable product candidate in the relevant jurisdiction. For example, we may decide not to submit an IND or comparable foreign submission in certain jurisdictions due to applicable legal or regulatory requirements in such jurisdiction, including based on future changes to such requirements. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or a comparable foreign submission, we cannot guarantee that such regulatory authorities will not change their requirements in the future, which could require us to make costly changes to and delay the conduct of our clinical trials or require suspension or termination of such trials entirely. In addition, because the manufacturing of our product candidates is in its early stages and continues to evolve, we expect that manufacturing-related matters such as chemistry, manufacturing, and controls, including product specifications, will continue to be a focus of regulatory review of our INDs or comparable foreign submissions, which may delay or prevent our ability to proceed with the relevant clinical trials. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or comparable foreign submissions.

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

We do not know whether any clinical trials we may conduct will begin on time, need to be redesigned, enroll patients on time, or be completed on schedule, if at all. Clinical trials may be delayed, suspended, or terminated, or may not be able to be conducted at all, for a variety of reasons, including the following:

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

In addition, the complexity and novelty of certain product candidates, the clinical trial design, and the indications for which such product candidates are being developed, as well as the combination of these factors, could negatively affect our ability to successfully execute and complete clinical trials of such product candidates in accordance with our timelines. For example, clinical trials involving certain indications, such as autoimmune diseases, may require the involvement and alignment of medical professionals across various specialties. Additionally, we may evaluate certain of our product candidates in multiple indications and across a broad range of diseases in a single clinical trial. Because these diseases can vary significantly, doing so may introduce additional complexities and challenges with executing our clinical trials, any of which could increase the time and expense required to commence and complete the applicable trial. Further, to the extent we develop our product candidates for multiple indications, the occurrence of any potential safety issues or significant side effects with respect to a particular indication or study could negatively affect the development of such product candidate in all indications. In addition, we cannot guarantee that any positive safety or other results we observe in a certain indication will also be observed in any other indication. We and third parties involved in our clinical trials may not have sufficient resources to adequately address such complexities in accordance with our timelines or at all. If we experience delays in completing, or are required to terminate, any clinical trial of our product candidates, the commercial prospects of the relevant product candidates will be harmed, and our ability to generate product revenues from these product candidates, if at all, will be delayed. In addition, any delays in completing or inability to complete our clinical trials will increase our costs and delay or jeopardize our ability to obtain regulatory approval for the relevant product candidate, commence product sales, and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates, which may impair our ability to commercialize our product candidates and harm our business and results of operations.

Furthermore, as described elsewhere in these Risk Factors, we have relied and will continue to rely on third parties that are responsible for executing or supporting our clinical trials, such as CROs and clinical trial sites, including principal investigators, and to the extent they fail to timely and properly perform their obligations, we may experience program delays, incur additional costs, or both, which may harm our business. In addition, we may experience delays and incur additional costs with respect to clinical trials that we conduct in countries outside the United States, including as a result of increased shipment and distribution costs, compliance with additional regulatory requirements, and the engagement of non-United States-based CROs, and may also be exposed to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening, and medical care.

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

Our product candidates may cause serious adverse, undesirable, or unacceptable side effects, which could cause us or regulatory authorities to interrupt, delay, or halt our future clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities. We do not currently, and in the future may not, have sufficient clinical data or other information to enable us to fully anticipate the side effects of our product candidates. Accordingly, we may observe unexpected side effects or higher levels of expected side effects in clinical trials of our product candidates, including adverse events known to occur in the same classes of therapeutics, which may include infusion reaction, cytokine release syndrome, graft-versus-host disease, neurotoxicities, severe infection, and certain cancers.

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

The manufacture of our product candidates requires the timely delivery of sufficient amounts of raw and intermediate materials. We purchase, and rely on our CDMOs to purchase, certain of these materials from third-party suppliers in order to produce our product candidates for our preclinical studies. There are a limited number of suppliers of these materials, and we may need to assess alternate suppliers to prevent possible disruption of manufacturing of our product candidates for our preclinical studies, our future clinical trials, and if ultimately approved, commercial sale. We have relied, and expect to continue to rely, on our CDMOs to purchase materials in order to produce product candidates for our clinical trials; however, we do not have any control over the process or timing of the acquisition of these materials by our CDMOs or the costs of such materials. We work closely with our CDMOs and suppliers, as applicable, to ensure the continuity of supply, but we cannot ensure that these efforts will always be successful. Further, although we strive to diversify our sources of raw and intermediate materials, in certain instances we acquire raw and intermediate materials from a sole supplier. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to supply these materials for our intended purpose. As described elsewhere in these Risk Factors, such suppliers may also experience other organizational changes that could negatively impact their ability to supply necessary materials for our programs in a timely manner or at all. Alternative sources of supply may exist when we rely on sole supplier relationships, but we cannot ensure that, if needed, we would be able to quickly establish additional or replacement sources for some materials. The lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in the event a new supplier must be used. In addition, the time and effort to qualify a new supplier could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which would negatively impact our operating results. Although we generally would not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate, or the raw or intermediate material components thereof, for an ongoing clinical trial due to the need to replace a supplier could considerably delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidates. Moreover, we currently do not have any agreements for the commercial supply of these raw or intermediate materials. A reduction or interruption in supply of raw or intermediate materials combined with an inability of us or our CDMOs to timely establish alternative sources for such supply could adversely affect our ability to manufacture our product candidates or approved products in a timely or cost-effective manner, result in a shortage of product supply, delay the development and any commercial launch of our product candidates, and ultimately impair our ability to generate revenues from sales of any approved products.

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

We rely, and expect to continue to rely, on third parties, including service providers such as CROs, independent clinical investigators, and clinical trial sites, to properly and timely execute or support our preclinical studies and clinical trials and related activities, and to monitor and manage data for our ongoing preclinical and clinical programs, and we have relied to a greater extent on such outsourced activities following our November 2024 workforce reduction. However, we are only able to control certain aspects of the activities of these third parties to the extent set forth under our contracts with these third parties, and we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards and rules, and our reliance on these third parties does not relieve us of these obligations. With respect to any of our product candidates that may enter clinical development, we and our CROs and other service providers, as well as our clinical trial sites, including principal investigators, are required, and we rely on them, to comply with good clinical practices (GCP) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce GCPs through periodic inspections of clinical trial sponsors and clinical trial sites, including principal investigators. If we or any of our CROs or other service providers, or any clinical trial sites or principal investigators involved in our trials, fail to comply with applicable GCPs, the clinical data generated from these clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP. In addition, to the extent third parties executing or otherwise supporting our clinical trials, including CROs and clinical trial sites, including principal investigators, fail to conduct such clinical trials in accordance with GCP, fail to timely and successfully enroll patients in our clinical trials, or experience significant delays in the execution of our trials, including delays in achieving full enrollment or clinical trial data collection and analysis, we may experience program delays, incur additional costs, or both, which may harm our business. Our clinical trials must also be conducted using product produced in compliance with cGMP regulations, and our failure to do so may require us to repeat clinical trials, which would delay the regulatory approval process for the relevant product candidate.

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

Patents have limited terms, and in many jurisdictions worldwide, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent’s term is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Given the significant amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic therapies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of October 2025 have terms expected to expire on dates ranging from 2029 to 2042, subject to any patent term extensions that may be available. If patents are issued on our patent applications pending as of October 2025, the resulting patents are projected to expire on dates ranging from 2029 to 2046. In addition, although upon issuance in the United States a patent’s term can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution or by failing to timely file a request for patent term adjustment (PTA). A patent term extension based on regulatory delay may also be available in the United States and in certain other foreign jurisdictions. However, in the United States, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension in the United States does not extend to the full scope of the patent’s claims, but instead only as to the scope of the product as approved. The laws governing analogous patent term extensions in foreign jurisdictions vary widely and many differ from the process in the United States. Additionally, we may not receive a patent term extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. If we are unable to obtain a patent term extension for any particular patent, or the term of any such extension is less than we request, the period during which we will have the right to exclude others from using the patent rights will be shortened. Our competitors may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch a biosimilar product earlier than might otherwise be the case, which could reduce our revenue, possibly materially. In general, if we do not have sufficient patent term to protect our platform technologies and product candidates, our business and results of operations will be adversely affected.

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

Despite the implementation of security measures (including edge technology designed to identify and protect our network from infiltration by third-party systems), our internal computer systems and those of any third parties involved in our operations, including our third-party research institution collaborators, CROs, CDMOs, and other service providers, contractors, and consultants, including vendors of information technology and data security systems and services, are vulnerable to damage and interruptions from cyberattacks, security breaches and incidents, computer viruses, ransomware, fraud, and other compromises and incidents involving or leading to unauthorized access to or loss, modification, unavailability, use, disclosure, or other processing of confidential information. This risk may be exacerbated by the availability and continued development and evolution of artificial intelligence and machine learning technologies (AI Technologies), which may enable threat actors to use more sophisticated means to damage or interrupt our systems or those of third parties. In addition, certain systems or components thereof require enhanced or otherwise different security measures, which may require us to invest additional resources and may leave such systems more vulnerable to security compromises or incidents. These compromises and incidents may involve acts by current or former employees, service providers (including providers of information technology-specific services), nation states (including groups associated with or supported by foreign intelligence agencies), organized crime organizations, “hacktivists,” or others. For example, SolarWinds Corporation (SolarWinds), a provider of information technology monitoring and management products and services that we used, experienced a cyberattack in 2020 that was likely the result of a supply chain attack by an outside nation state. We took steps to mitigate the vulnerabilities identified within these products and, following our investigations, concluded that our confidential information was not materially accessed, lost, or stolen as a result of this cyberattack. However, there may be unknown effects from this or other cyberattacks that have occurred or may occur in the future, any of which could have a material negative impact on our business. In addition, in certain cases, we may rely on or incorporate third-party software, code, or other similar materials into our systems, processes, and operations, such as in the case of internal software development, which exposes us to various risks, including that such third-party materials may have harmful components that could enable access and harm to our systems and confidential information. If we are unable to or otherwise do not detect these harmful components, or are unable to manage their effects, our business could be significantly harmed.

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

Threats involving the misuse of access to our network, systems, and information by our current or former employees or third parties involved in our operations, including service providers, contractors, vendors, or partners, whether intentional or unintentional, also pose a risk to the security of our network, systems, and information, including data. For example, we are subject to the risk that employees may inadvertently share confidential information with unintended third parties, or that departing employees may take, or create their own information based on, our confidential information upon leaving the company. In addition, any such insiders may be the victims of social engineering attacks that enable unauthorized third parties to access our network, systems, and information using an authorized person’s credentials, and such attacks may be more likely to succeed when conducted using AI Technologies. We and our network, systems, and information are also vulnerable to malicious acts by insiders, including leaking, modifying, or deleting confidential information, or performing other acts that could materially interfere with our operations and business. Although we provide regular training to our employees regarding cybersecurity threats and best practices, we cannot ensure that such training or other efforts will prevent unauthorized access to or sabotage of our network, systems, and information.

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

Further, our personnel, and those of any third parties involved in our operations, including vendors, service providers, collaborators, contractors, and consultants, may develop and use AI Technologies in the course of performing work for us, including generative artificial intelligence technologies (GenAI) that have the ability to output new content and information based on user inputs. GenAI has the potential to benefit our business and operations, possibly significantly, including by potentially creating efficiencies and enabling powerful research and development that may otherwise not be possible, and we may be at a competitive disadvantage if we do not or are unable to use GenAI, or only use it for limited purposes. However, use of GenAI in connection with our confidential, proprietary, or otherwise sensitive information, including personal data, may result in leaks, disclosure, or otherwise unauthorized or unintended access to or use or other processing of such information, including incorporation of such information into the applicable GenAI system or use of such information to further refine and train the GenAI models. Any such access or use, or any improper or inappropriate use, of GenAI could, for example, reveal trade secrets or other confidential information that may enable third parties to replicate or improve upon our technologies and programs, advance their technologies or programs more rapidly than we do, or otherwise negatively impact the value of, or our ability to obtain or maintain, intellectual property rights. Access to and use and other processing of personal data may subject us to risks and potential liability and obligations under applicable data privacy laws, as described elsewhere in these Risk Factors. Further, we may use the output of GenAI in our technologies, programs, and other aspects of our business, and such output could incorporate third-party intellectual property, or we may otherwise be unable to own, protect, further develop, or ultimately use such output, which could significantly harm our business to the extent such technologies, programs, or other aspects of our business rely upon such output. Such output may also be false, non-sensical, biased, or otherwise harmful to our operations and business if incorporated therein. Further, our ability to use GenAI or further develop or use its output may depend on access to specific third-party software and infrastructure, such as processing hardware or third-party artificial intelligence models, and we cannot control the availability or pricing of such software and infrastructure, especially in a highly competitive environment. We may also face novel and urgent cybersecurity risks and emerging operational, ethical, and societal risks relating to the use of GenAI and other AI Technologies, including with respect to fairness and potential bias, which could adversely affect our operations, assets, including intellectual property and data, and reputation, as well as those of any third parties involved in our operations. Use of AI Technologies in general, and GenAI in particular, in our business could subject us to additional costs and expenses, litigation, regulatory scrutiny, actions, and investigations, reputational damage, and other negative consequences. There is significant uncertainty with respect to the nature of the laws and regulations that have been and may in the future be adopted, including how such laws and regulations will be interpreted and applied, both within and outside of the United States, with respect to the use of artificial intelligence technologies in general, and GenAI in particular, including the ownership of or right to use the output of GenAI. We may need to expend significant resources to modify and maintain our business practices to comply with such laws and regulations and to otherwise ensure appropriate and lawful use of artificial intelligence technologies, including GenAI and its output, in our technologies, programs, and other aspects of our business.

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

Furthermore, the patent position of companies in the biopharmaceutical industry is particularly uncertain. Various courts, including the United States Supreme Court, have rendered decisions that could negatively affect the actual or perceived value of patents, such as recent federal district and appellate court rulings that have narrowed the scope of patent protection available in certain circumstances, weakened the rights of patent owners in certain situations, and in certain cases invalidated patents entirely. For example, in its 2023 decision in Amgen v. Sanofi, the United States Supreme Court held that a functionally-claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal Circuit’s 2023 decision in In re: Cellect, LLC, which considered the interaction of PTAs, terminal disclaimers, and obvious-type double patenting, may negatively affect the patent term of any issued patents that rely on any PTA. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts, the USPTO, and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the United States Supreme Court held that certain claims to naturally occurring substances are not patentable. Although we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by Congress, the federal courts, the USPTO, or the relevant law-making bodies in other countries may impact the value of our patents. For example, the Inflation Reduction Act (IRA) authorizes the Secretary of the Department of Health and Human Services (HHS) to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain whether and to what extent it will affect our longer-term patent strategy or our business. Additionally, in July 2025, the FDA announced its intent to increase transparency by publicly releasing complete response letters (CRLs) issued to drug and biologic sponsors, and subsequently announced it would release in “real time” newly issued CRLs. CRLs, which are issued when a BLA or New Drug Application cannot be accepted in its current form, outline the reasons for non-approval and may contain confidential or proprietary information relating to the applicant’s product, including clinical trial, manufacturing, and technical information, including specific observations about study design and clinical endpoints. Although the FDA has stated that confidential information will be redacted, it remains unclear how such disclosures will be implemented. Any public release of a CRL issued to us could result in the unintentional disclosure of information that competitors may use to infer proprietary aspects of our or our licensor’s technologies, which could compromise our confidential and proprietary information, including our trade secrets and know-how, or facilitate third-party efforts to design around or challenge the validity, enforceability, or scope of our patents, or accelerate the development of biosimilars. If we are required to modify or limit the information shared with the FDA to mitigate such risks, it could increase our costs, slow our regulatory interactions, or delay our product approval timelines. Accordingly, evolving laws, regulations, and policies in the United States and other countries may adversely affect our and our licensors’ ability to obtain new patents or to enforce existing patents and may facilitate third-party challenges to any of our owned or licensed patents.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other activities we may engage in relating to our product candidates are subject to extensive regulation. In the United States, marketing approval of biologics requires the submission of a BLA to, and approval of such BLA by, the FDA, before a party can market any product candidate in the United States. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing, and controls. Outside the United States, many comparable foreign regulatory authorities employ similar approval processes. Any issues encountered by such regulatory authorities, including as a result of any prolonged government shutdown, could delay or otherwise negatively impact the development and commercialization of our product candidates. For example, changes in leadership, closures of government agencies, loss of key personnel, and staffing shortages, furloughs, lapses in government appropriations or funding, or other disruptions could increase the time required for interactions with regulatory authorities, including with respect to the review, acceptance, or approval of regulatory applications or other correspondence or submissions related to our product candidates, as well as our patent or other intellectual property applications, and could also result in delays in the interpretation and implementation of important laws and regulations relevant to our business. In addition, there is uncertainty regarding how the FDA and other government agencies may evolve in the coming years, as well as with respect to the regulatory approval process for biopharmaceutical products. For example, in January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation” called for at least ten existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. There have also been numerous developments at the FDA under the current government administration, including implementation of a GenAI tool, referred to as Elsa, across all centers at the FDA, announcement of a plan to phase out animal testing for certain drugs, and the announcement of a new Commissioner’s National Priority Voucher (CNPV) pilot program to accelerate the development and review of products that are aligned with United States national health priorities and interests. The FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors, in particular with respect to the transfer of Americans’ biological materials and genetic and other sensitive data to parties located in China. We cannot fully predict how developments such as those described above, including any future developments, will impact our business.

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

The lengthy approval process, as well as the unpredictability of clinical trial results, may prevent us from obtaining regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining whether and when regulatory approval will be granted for any product candidates, including those that we may submit for approval in the future. For example, regulatory authorities in various jurisdictions have in the past had, and may in the future have, differing requirements for, interpretations of, and opinions on preclinical and clinical data, and certain regulatory authorities may more closely scrutinize our data, including our processes for maintaining the integrity of and disseminating such data, in particular, as our product candidates advance into later stages of development. We may be required to conduct additional preclinical studies, alter our proposed clinical trial designs, or conduct additional clinical trials to satisfy the regulatory authorities in each of the jurisdictions in which we hope to conduct clinical trials and develop and, if approved, market our products. In addition, from time to time, the FDA and other governmental or regulatory authorities across jurisdictions may adopt or promulgate laws, regulations, guidance, standards, or policies, or issue communications in areas applicable to various aspects of our research and development programs. Our efforts to comply with or address such laws, regulations, guidance, standards, policies, or communications could increase the time and expense required, or make it more difficult, to complete development activities and ultimately obtain regulatory approval for our product candidates. Further, certain of such laws, regulations, guidance, standards, policies, or communications may be subject to varying interpretations, which may increase our risk of potential noncompliance. Additionally, as discussed elsewhere in these Risk Factors, the FDA’s “real-time” release of newly issued CRLs, if received for any of our product candidates, could materially harm our business. In such a case, the deficiencies in our BLA may be publicly disclosed before we have an opportunity to fully evaluate or address them, and even if a CRL contains redactions, our confidential or proprietary information may be revealed, which could harm our intellectual property strategy and competitive position, trigger disclosure requirements, and increase our exposure to potential litigation.

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

Certain of our product candidates may require or otherwise benefit from use of a companion diagnostic to such product candidate for efficacy, safety, or other reasons. If we or our collaborators are unable to successfully develop and obtain regulatory approval for any necessary companion diagnostics for these product candidates, or experience significant delays in doing so, we may be unable to obtain regulatory approval for, commercialize, and generate revenue from such product candidates or be unable to realize their full commercial potential.

Certain of our product candidates may require or otherwise benefit from use of a companion diagnostic to such product candidate for efficacy, safety, or other reasons. In such cases, the FDA and comparable foreign regulatory authorities may require the development and regulatory approval or clearance of at least one companion diagnostic as a condition to approving such product candidate for use in the relevant patient population. We do not have experience in or capabilities for developing or commercializing companion diagnostics and expect that, if companion diagnostics are needed for our product candidates and satisfactory companion diagnostics are not commercially available, we will need to collaborate with third-party diagnostic development collaborators to perform these functions. The process of identifying suitable collaborators and developing and obtaining approval or clearance for companion diagnostics is lengthy, costly, uncertain, and time-consuming.

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

Disruptions at the FDA and other government agencies caused by funding shortages, global health concerns, government shutdowns, lapses in government appropriations or funding, or other factors could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products may be affected by a variety of factors, including government budget and funding levels, changes in federal agency leadership, statutory, regulatory, and other governmental changes, including government administration policy actions, such as those relating to hiring and return-to-office, and policies implemented by the Department of Government Efficiency, including reduction-in-force initiatives, the FDA’s ability to hire and retain key personnel, including personnel with the expertise necessary to evaluate product candidates such as ours, and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years. Moreover, these and other factors have increased the uncertainties associated with interpreting the FDA’s guidance and predicting its areas of focus and responses to various issues. In addition, government funding of the FDA and other government agencies, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable and could lead to changes in agency funding that make it more difficult or costly to operate our business. For example, action by the NIH under the current government administration may impact the extent to which NIH grantees can receive funds for indirect costs associated with research activities, and we cannot predict how and the extent to which such action may impact our business. Disruptions at the FDA and other agencies, such as staffing changes that have occurred and may occur in the future, may also extend the time necessary for new biologics or modifications to licensed biologics to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown, a lapse in government appropriations or funding, or other disruption occurs, or if global health concerns, staffing shortages, budget restrictions, or other factors such as those described above prevent the FDA or comparable foreign regulatory authorities from conducting their normal operations, such as regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions. Such factors could also harm the ability of other government agencies with which we interact in the normal course of business to carry out their core functions. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

Further, there have been a number of, and there may in the future be, other policy, legislative, and regulatory proposals aimed at changing the pharmaceutical industry. The United States government, state legislatures, and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage, drug importation programs and proposals, and requirements for substitution of generic products for branded prescription drugs. For example, the current government administration has introduced various measures to address prescription drug pricing and access, including through issuance of an executive order aiming to establish a “most-favored-nation” drug pricing policy that would tie United States drug prices to the prices paid for drugs in other countries, which has prompted and may lead to additional government and industry action in furtherance this policy, including agreements between the government and major pharmaceutical companies designed to bring American drug prices in line with the lowest price paid by other developed nations and the potential rollout of direct-to-consumer drug purchasing programs and platforms. Such actions and any other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increase generic drug and biosimilar entry sooner than expected, could materially harm our business, including with respect to our ability to set adequate pricing for new drugs to recover our research and development costs. The timing and extent of implementation of any of the measures described above is uncertain and we cannot fully predict their impact on our product candidates and our business. However, the adoption of these and any other government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our product candidates from coverage, limit payments for pharmaceuticals, and impact healthcare systems and drug markets in the United States and abroad.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, such as government authorities, private health insurers, and other organizations, which consider various factors in determining the level of coverage and reimbursement, including the nature of the disease to be treated, the availability and cost of other therapies for the same disease, and the size of the patient population that could benefit from such treatment. In particular, we may face challenges commercializing products that we develop as functional cures for a particular disease, which raise unique coverage and reimbursement considerations relative to more traditional therapies. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. For example, the cost of treatment with our product candidates, including those developed as functional cures, may be expensive or more costly than other available treatment options, in particular, because such product candidates may require only a single or minimal number of administrations. Even if treatment costs are partially offset by coverage from third-party payors, required co-payments or deductibles may cause treatment with such product candidates to be too expensive for certain patients. Because our product candidates are in the early stages of development, we are currently unable to determine their cost effectiveness or the likely level or method of coverage and reimbursement. Increasingly, the third-party payors that reimburse patients or healthcare providers are requiring that drug companies provide these payors with predetermined discounts from list prices and are seeking to reduce the prices charged or the amounts reimbursed for drug products. If the price we are able to charge for any products we develop, or the coverage and reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

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

The GDPR and UK GDPR regulate cross-border transfers of personal data out of the EEA and the UK, respectively. Recent legal developments in Europe have created complexity and uncertainty regarding the legality of and requirements with respect to transfers of personal data from the EEA and UK to the United States and other countries in which we or our partners or service providers may operate. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses, which are a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely and expect to rely in the future on the EU standard contractual clauses, the UK Addendum to the EU standard contractual clauses, and the UK International Data Transfer Agreement, as applicable, to transfer personal data outside of the EEA and the UK, including to the United States. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect that the regulatory guidance and enforcement landscape will continue to develop in relation to transfers to the United States and elsewhere. For example, the UK Data Act may, among other things, cause the European Commission to decline to renew its determination that the UK provides an adequate level of data protection, which allows personal data generally to be transferred from the EU to the UK. The European Commission has proposed to renew the UK’s adequacy decision after assessing the UK Data Act, but additional procedural steps remain, causing some uncertainty to remain regarding the UK’s adequacy determination. The United States also instituted new rules, effective April 8, 2025, that prohibit or restrict certain transactions involving sensitive data and specific countries of concern, including China, and, among other requirements, may require United States businesses to seek assurances that foreign parties will not further share sensitive data with parties in countries of concern. As a result of these or other developments relating to cross-border data transfers, we may have to make certain operational changes and implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. If we are unable to transfer personal data between and among countries and regions in which we or our partners, collaborators, vendors, or clinical trial sites operate, or face restrictions in doing so, it could adversely affect the manner in which we operate our business, affect the geographical location or segregation of our relevant systems and operations, and adversely affect our financial results.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, in particular China, with respect to trade policies, including sanctions, treaties, tariffs, taxes, regulatory requirements, and other limitations on cross-border operations, including due to government administration policy changes that have occurred or may occur in the future. The United States government has and continues to make significant additional changes in United States trade policy and may continue to take future actions that could negatively impact United States trade. For example, the United States government has indicated its intent to modify United States trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. In addition, the United States has implemented tariffs on almost all foreign products and may in the future implement other tariffs, including on pharmaceutical products. In particular, the United States Department of Commerce announced that it is conducting a targeted investigation related to imports of pharmaceuticals and pharmaceutical ingredients, and their derivative products, under Section 232 of the Trade Expansion Act of 1962, which could result in tariffs on imports of finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, as well as derivative products of such items. The administration continues to implement new, reinstated, or adjusted tariffs on a broad array of items, and we expect that this practice may continue. The extent and duration of any tariffs, the uncertainty around their implementation and the timing thereof, and the resulting impact on general economic conditions and on our business are uncertain and will depend on various factors, such as negotiations between the United States and other countries, the response of such countries, exemptions or exclusions that may be granted, and the availability and cost of alternative sources of supply of materials and other items that we or third parties we work with may import from affected countries. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what interactions, including products or services, may be subject to such actions, or what actions may be taken by the other countries in retaliation. If any such actions are taken, including implementation of new tariffs, export controls, legislation, or regulations, if existing trade agreements are renegotiated, if the United States or other governments take retaliatory trade actions, or any other similar changes occur, or if any of our interactions with parties affected by any such actions or changes become more costly or are limited or no longer possible, our business, liquidity, financial condition, or results of operations could be materially and adversely affected.

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

As of September 30, 2025, we had $153.1 million in cash, cash equivalents, and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2025, together with the net proceeds received from the Offering and the ATM facility as described elsewhere in this Quarterly Report, will be sufficient to meet our working capital and capital expenditure needs for at least one year from the filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates, and the issuance of additional securities, whether equity, traditional debt, or other debt-like arrangements, by us, or the possibility of such issuance, may cause the market price of our shares to decline. In the past, management has concluded, and may in the future conclude, that our capital resources at the relevant time may raise substantial doubt as to our ability to continue as a going concern. If we are unable to raise sufficient capital when needed, our business, financial condition, and results of operations could be materially and adversely affected. Accordingly, we have raised and will continue to need to raise additional funding in order to execute on our current business plans and strategy. As described elsewhere in these Risk Factors, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all, and the terms of any financing may adversely affect our stockholders. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

For example, as described elsewhere in these Risk Factors, we have conducted several portfolio prioritizations and associated workforce reductions in order to focus and consolidate our resources. We will require additional funding and other resources in order to expand preclinical development and initiate or continue clinical development for our product candidates, including if and as we seek strategic alternatives for certain of our programs.

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

We have a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through private placements of our convertible preferred stock and, more recently, through our initial public offering (IPO). We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $185.3 million and $217.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $1.8 billion, which includes cumulative non-cash charges related to the revaluation of our success payment liabilities and contingent consideration of $11.3 million and $63.9 million, respectively. Our losses have resulted principally from expenses incurred for the research and development of our ex vivo and in vivo cell engineering platforms, management and administrative costs, and other expenses incurred while building our business infrastructure.

Although our historical portfolio prioritizations have been designed to decrease our operating losses and expenses, other than with respect to one-time charges, our operating losses and expenses may increase over the longer term if our future clinical trials are successful and if we expand our research and development efforts. Our operating losses and expenses are, and will in the future likely be, driven by our ongoing operations and our potential future expanded operations, including if and as we:

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

We agreed to make success payments, payable in cash, pursuant to our license agreement with Harvard and contingent consideration and success payments, payable in cash or stock, pursuant to our acquisition agreement with Cobalt. Pursuant to the terms of our license agreement with Harvard, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of September 30, 2025, a Harvard Success Payment had not been triggered. See Note 5, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more details on the various per share common stock values that trigger a Harvard Success Payment.

In connection with the Cobalt acquisition, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain pre-defined development milestones and a success payment (Cobalt Success Payment) of $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a BLA or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of September 30, 2025, a Cobalt Success Payment had not been triggered. See Note 4, Acquisitions to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date.

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

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our balance sheets. Under United States generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development-related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment liabilities and contingent consideration may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements. For example, as of September 30, 2025 and December 31, 2024, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was $13.7 million and $4.5 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $115.1 million and $109.0 million, respectively.

For the three months ended September 30, 2025, we recorded expenses of $4.8 million and $0.3 million, respectively, related to the aggregate change in the estimated fair value of the Cobalt Success Payment and Harvard Success Payment liabilities. For the three months ended September 30, 2025, we recorded a gain of $2.0 million related to the change in the estimated fair value of the Cobalt Contingent Consideration. We have incurred net losses since our inception and expect to continue to incur net losses for the foreseeable future. It is possible that future fluctuations in the price of our common stock and market capitalization and the resulting change in the estimated fair value of our success payment liabilities could lead us to record net income in a future period despite us incurring operating losses and negative cash flows during such period. Alternatively, significant stock appreciation during a future period could lead to a significant increase in our recorded GAAP net loss.

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

With the proliferation of new drugs and therapies for our target indications, and as new technologies become available, we expect to face increasingly intense competition. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Any product candidates that we successfully develop and are able to commercialize, including those for the treatment of type 1 diabetes, B-cell cancers, and B-cell mediated autoimmune diseases, will compete with existing therapies and new therapies that may become available in the future, which may include CAR T, cellular, antibody, small molecule, and other types of therapies. The highly competitive nature of and rapid technological changes in the biotechnology and pharmaceutical industries could render our product candidates or our technologies obsolete, less competitive, or uneconomical. Our competitors may, among other things:

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

We intend to initially focus our product candidate development on treatments for various diseases caused by missing or damaged cells. Our projections of addressable patient populations within any particular disease state that may benefit from treatment with our product candidates are based on our estimates. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. Additionally, the potentially addressable patient population for our product candidates may not ultimately be amenable to treatment with our product candidates, including if the cost of treatment with our product candidates, including any required co-payments, is expensive or higher than other available therapies. Our market opportunity may also be limited by future competitor therapies that enter the market. In addition, because we may develop one or more product candidates as a functional cure for a target disease, the prevalence of such disease may decrease over time and we may not receive recurring revenues from sales of such product candidate, if approved. If any of our estimates proves to be inaccurate, the market opportunity for any product candidate that we or our strategic partners develop could be significantly diminished, which would have an adverse material impact on our business.

In particular, certain of our product candidates may be intended to treat cancer, and, in particular, B-cell cancers. Cancer therapies are sometimes characterized as first-line, second-line, or third-line and beyond, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first-line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first-line therapy, which usually consists of chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second-line therapy may be administered. Second-line therapies often consist of more chemotherapy, antibody drugs, tumor-targeted small molecules, radiation therapy, or a combination of these. Third-line therapies can include chemotherapy, antibody drugs, and small molecule tumor-targeted therapies, more invasive forms of surgery, and new technologies. The use of certain classes of therapies, including CAR T therapies, has been limited to a subset of patients with relapsed or refractory disease. Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who are in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. Consequently, even if our product candidates are approved for a later line of therapy, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected.

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

As of September 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, beneficially owned, in the aggregate, approximately 48.1% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interests.

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

We expect that we will need significant additional capital in the future to support our planned operations, including conducting clinical trials, manufacturing, and other research and development activities, commercializing any product candidates for which we may obtain regulatory approval, and continuing to operate as a public company. To raise capital, we may sell shares of our common stock, warrants, convertible securities, or other securities in one or more transactions at prices and in a manner we determine from time to time. For example, as described elsewhere in this Quarterly Report, we have sold shares of common stock in the ATM facility and shares of common stock and pre-funded warrants in our August 2025 and February 2024 underwritten public offerings. If we sell additional securities in the future, whether in the ATM facility, in future public offerings, or otherwise, you could experience material dilution. In addition, such sales could result in new investors gaining rights, preferences, and privileges senior to the holders of our common stock.

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

If our existing stockholders sell, indicate an intention to sell, or there is a perception in the market that they intend to sell, a large number of shares of our common stock, the trading price of our common stock could decline. As of September 30, 2025, 262.3 million shares of our common stock were outstanding, which excludes shares of common stock issued upon exercise of outstanding equity awards, in each case, after September 30, 2025, and 39.0% of such shares were beneficially owned by holders of 5% or more of our common stock. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, applicable lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (Securities Act). If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Changes in United States and foreign tax laws could have a material adverse effect on our business, cash flow, results of operations, or financial conditions.

We are subject to tax laws, regulations, and policies of the United States federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, and in the administration of such laws, could cause fluctuations in our effective tax rate, our cashflow, our operating results, or our reported financial condition. For example, beginning in 2022, the Tax Act eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize those expenditures over five or fifteen years pursuant to Code Section 174. The OBBBA revised these rules, permitting the deduction of certain United States research and development expenditures incurred in tax years beginning on or after January 1, 2025, but expenditures attributable to research and development conducted outside of the United States must continue to be capitalized and amortized over the fifteen-year period. We are currently evaluating the financial statement impact of these and other provisions of the OBBBA to future periods, but do not expect the OBBBA to have a material impact on our consolidated financial statements. If and when we become profitable, any new or changes to tax laws could adversely affect our effective tax rate, tax obligations, tax credits, including the orphan drug designation credit, or incentives.

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
•
our execution of any collaboration, licensing, or similar arrangements, or other agreements, including leases, sub-leases, or other agreements related to our facilities, and the timing of payments we may make or receive under, or the termination, modification, or breach of, any such arrangements;
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
•
press reports and other public disclosures by third parties, including through social media, whether or not true, about our business and the fields in which we operate;
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

The market price of our common stock has fluctuated since our IPO and may continue in the future to be volatile. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, as described elsewhere in this Quarterly Report, on August 15, 2025, the co-lead plaintiffs in the litigation captioned In re Sana Biotechnology, Inc., Securities Litigation, No. 2:25-cv-00512-BJR, filed an amended complaint against the company and certain of its current and former executives (the Complaint) asserting claims under Section 10(b) of the Exchange Act, including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act (the Action), and on October 14, 2025, the defendants filed a motion to dismiss the Complaint. The defendants intend to vigorously defend themselves in the Action, but there can be no assurances as to the outcome. This litigation, and any other future litigation that may be instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition.

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

In addition, if any of the events described occur, or if the market and economic conditions described above continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price. As a result, we may be required to further adjust our pipeline prioritization strategy and resource allocation in order to extend our cash runway and enable the success of certain of our product candidates, which may require that we make adjustments based on limited information and slow or stop the development of certain product candidates. For example, as described elsewhere in this Quarterly Report, in November 2025, we announced that we will prioritize future development of our SC451 and SG293 programs and have suspended development of our allogeneic cell therapy CAR T programs. Additionally, rising rates of inflation in recent years have increased the costs associated with conducting our business, including by causing substantial increases in the costs of materials, including raw materials and consumables, equipment, services, and labor. Given that we do not currently generate revenue from sales of any of our product candidates, we do not have an ability to offset these increases in our costs. Moreover, given the unpredictable nature of the current economic climate, including future changes in rates of inflation, it may be increasingly difficult for us to predict and control our future expenses, which may harm our ability to conduct our business.

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

By disclosing information in the periodic filings required of a public company, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. For example, as described elsewhere in this Quarterly Report, the Complaint purports to assert class action claims against the defendants pursuant to Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants pursuant to Section 20(a) of the Exchange Act. If these or any other claims are successful, our business could be seriously harmed. Even when such claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended September 30, 2025.

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

SANA BIOTECHNOLOGY, INC.

Date: November 6, 2025	By:	/s/ Steven D. Harr, M.D.
Steven D. Harr, M.D.
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer, and duly authorized to sign on behalf of the registrant)