Form 10-K
period 2025-12-31
Sana Biotechnology, Inc.
filed 2026-03-03
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39941

Sana Biotechnology, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	83-1381173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
188 East Blaine Street, Suite 350 Seattle, Washington	98102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 701-7914

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SANA	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $295.1 million, based on the closing price of the Registrant’s common stock on the Nasdaq Global Select Market on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter. Shares of the Registrant’s common stock held by each officer and director and stockholders that the Registrant has concluded are affiliates of the Registrant have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not a determination for other purposes.

As of February 24, 2026, the Registrant had 266,866,897 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders (Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K (Annual Report) where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

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
•
our ability to effectively manage our future operations, including our ability to retain and recruit personnel, and maintain our culture;
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

RISK FACTOR SUMMARY

Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address every aspect of our risk factors, all of the risks that we face, or other factors not presently known to us or that we currently believe are immaterial. Additional discussion of the risks summarized in this Risk Factor Summary, as well as other risks that we face, can be found under the heading “Risk Factors” in Part I of this Annual Report.

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
•
The use of human stem cells exposes us to a number of risks in the development of our human stem cell-derived products, including inability to obtain suitable donor material from eligible and qualified human donors, restrictions on the use of human stem cells, as well as ethical, legal, and social implications of research on the use of stem cells, any of which could prevent us from completing the development of or commercializing and gaining acceptance for our human stem cell-derived products.
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
•
Clinical trials may fail to demonstrate that our product candidates, including any future product candidates, or technologies used in or used to develop such product candidates, meet the United States Food and Drug Administration`s (FDA) or a comparable foreign regulatory authority's requirements with respect to safety, purity, and potency, or efficacy, which would prevent, delay, or limit the scope of regulatory approval and commercialization of such product candidates.
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

PART I

Item 1. Business

Overview

We were founded on the belief that engineered cells will be one of the most important transformations in medicine over the next several decades. The burden of diseases that can be addressed at their root cause through engineered cells is significant. We view engineered cells as having the potential to be as therapeutically disruptive as biologic drugs to clinical practice, enabling us to repair cells in the body when possible and replace them when needed. We have developed ex vivo and in vivo cell engineering platforms to revolutionize treatment across a broad array of therapeutic areas with unmet treatment needs, including type 1 diabetes, oncology, and B cell mediated autoimmune diseases.

For our ex vivo platform, we have made focused investments in our hypoimmune platform technology, which we refer to as our HIP technology, with the twin goals of engineering allogeneic cells that can "hide" from the patient's immune system to overcome the fundamental challenge of immune rejection and cell persistence and that we can manufacture at scale. A successful therapeutic requires cells that can engraft, function, and persist in the body, and we believe our approach can unlock a wave of disruptive therapeutics, starting in type 1 diabetes. For in vivo therapies that aim to repair or control genes in the body, a successful product candidate requires both gene modification and in vivo delivery of the therapeutic payload. Our initial focus is on cell-specific delivery of genetic payloads, known as chimeric antigen receptors (CARs), to a patient’s T cells, resulting in the generation and proliferation of CAR T cells, which have been shown to deplete a patient’s disease-causing B cells.

We are currently focused on advancing two distinct therapeutics, each of which leverages one of these platform technologies. SC451 is our HIP-edited product candidate for the treatment of type 1 diabetes. SG293 is our in vivo CAR T product candidate for the treatment of B cell malignancies and B cell mediated autoimmune diseases.

•
Type 1 Diabetes: Almost ten million people suffer from type 1 diabetes (T1D) worldwide, and there has been limited progress in treatments for this disease since the advent of insulin injections over 100 years ago. We are developing SC451, a HIP-modified, stem cell-derived pancreatic islet cell therapy, for the treatment of T1D. The goal of this therapy is euglycemia, or normal blood glucose, without the need for exogenous insulin injections or immunosuppression. Through a first-in-human investigator-sponsored study (IST), we have shown that UP421, an allogeneic, primary islet cell therapy engineered with our HIP technology, can survive and function for twelve months post-transplant in a patient with T1D without the need for immunosuppression. We have incorporated this HIP technology into a more scalable manufacturing platform with SC451 and expect to file an investigational new drug application (IND) as well as begin a Phase 1 clinical trial for this therapy as early as this year.
•
In vivo CAR T cells: Using our fusogen platform, which enables cell-specific, in vivo delivery of various payloads, we are developing SG293, a CD8-targeted fusosome. SG293 delivers genetic material to CD8+ T cells, which enables them to become CD19-targeting CAR T cells while avoiding potentially problematic delivery to tissues such as the liver and gonads. In vivo CAR T cells have the potential to provide the clinical benefit of autologous, ex vivo manufactured CAR T cells while avoiding the need for lymphodepleting chemotherapy as well as significant complexity and delays related to manufacturing. SG293 builds on data from our prior lead in vivo CAR T product candidate, SG299. We plan to develop SG293 in a range of B cell cancers and B cell mediated autoimmune diseases and expect to generate initial clinical data as early as this year.

SC451 is our lead program for T1D. T1D is a disease in which the patient’s immune system attacks and kills the patient’s pancreatic beta cells, the only cells in the human body that make insulin, leading to a complete loss of insulin production in affected individuals. Insulin is essential for normal cellular metabolism, and prior to the discovery of insulin replacement therapy over 100 years ago, a person typically died within months of diagnosis. Insulin therapy has meaningfully improved patient outcomes, but even with state-of-the-art medical care and technology and glucose control, a person with T1D will live approximately a decade less than somebody without the disease and have a significant treatment burden for life. In contrast, our goal is to develop a one-time treatment that leads to normal blood glucose with no insulin injections and no immunosuppression, in an effort to restore the patient to a life similar to that from before the T1D diagnosis. Pancreatic islets are comprised of pancreatic beta cells and other endocrine cells. Scientists have shown that transplanted pancreatic islets can allow patients to come off insulin and maintain normal blood glucose. These islets can be obtained from deceased donors or derived from stem cells. However, the impact of these therapies has been limited, as patients must remain on life-long systemic immunosuppression to prevent the patient’s immune system from rejecting these transplanted cells. The potential complications of immunosuppression, which include increased susceptibility to infection, heightened cancer risk, cardiovascular disease, metabolic syndrome, chronic kidney disease, and osteoporosis, outweigh the potential benefits of these treatments in most patients.

Our HIP technology is designed to hide transplanted cells from immune recognition and rejection. In addition to extensive pre-clinical testing, the ability of our HIP technology to hide transplanted pancreatic islets from immune recognition and rejection has been demonstrated in a human.

In December 2024, UP421, a HIP-modified allogeneic primary islet cell therapy, was transplanted into a patient with T1D in an IST conducted at Uppsala University Hospital. This study evaluates the safety of UP421 when transplanted intramuscularly into a patient with T1D. Secondary endpoints include immune evasion, non-fasting C-peptide concentrations in peripheral blood, C-peptide response to a mixed meal tolerance test (MMTT), and graft survival assessed by magnetic resonance imaging (MRI) and Positron Emission Tomography (PET/MRI). Pancreatic beta cells produce pro-insulin, which is cleaved and secreted as insulin and C-peptide in a 1:1 ratio, making C-peptide a well-established biomarker of endogenous insulin production. The 42-year-old recipient, who had been living with T1D for over 30 years, received a single transplant of UP421 into the muscle of the forearm. The transplantation was performed without immunosuppression, steroids, or any supportive medication to facilitate allogeneic cell survival. As a first-in-human study, the primary endpoint was safety, and the dose was approximately 7% of islet cells that would typically be needed for insulin independence.

In January 2025, we announced positive results from the IST at four weeks after cell transplantation, which demonstrated the survival and function of pancreatic beta cells as measured by the presence of circulating C-peptide. In September 2025, 12-week data from the IST were published in The New England Journal of Medicine. In addition, we recently reported that at 12 months following transplantation, the UP421 first-in-human study continues to demonstrate durable safety, survival, and function of the transplanted HIP-modified primary islet cells. The primary endpoint of safety was achieved, with no drug product-related adverse events reported. Prior to transplant, C-peptide levels were undetectable both in the non-fasting state and in response to an MMTT. Results of the study through twelve months following transplantation demonstrate the survival and function of pancreatic beta cells as measured by the presence of circulating C-peptide. C-peptide levels also increased with an MMTT during testing at these timepoints, consistent with insulin secretion in response to a meal. PET/MRI imaging results at 12 weeks and 12 months are consistent with pancreatic beta cell survival and function in the forearm muscle of the patient.

The UP421 drug product contains a mixture of islet cell populations: wild-type (WT) islet cells expressing HLA class I and class II, double knockout (DKO) islet cells with HLA class I and class II eliminated, and HIP islet cells with both HLA class I and class II eliminated plus CD47 overexpression. We performed assays testing the patient’s various immune cell responses to these different populations of cells in the drug product. Consistent with expectations post-transplantation of allogeneic tissue, WT islet cells triggered a robust immune response with T cell-mediated killing and development of donor-specific antibodies. DKO islet cells, while avoiding T cell activation and antibody responses, were rapidly eliminated by natural killer (NK) cells. In contrast, HIP islet cells demonstrated comprehensive immune evasion, with no evidence of T cell activation, donor-specific antibody development, or NK cell-mediated killing. These distinct immune responses were further validated in whole blood assays, in which HIP islet cells survived exposure to the patient's peripheral blood mononuclear cells (PBMCs) while both WT and DKO islet cells were eliminated. These in vitro assay results are consistent throughout the 52 weeks of the study to date. For additional information on the genetic modifications discussed above, see the sections titled “Background on Immunological Barriers to ex vivo Therapies and Current Limitations,” “Our Solution – Hypoimmune Technology,” and “Designing Hypoimmune Cells” below.

To our knowledge, this study is the first example of successful transplantation with no immunosuppression into a person with an intact immune system to demonstrate survival and function of allogeneic cells. We believe these results with HIP-modified cells represent a significant milestone for the field of cell therapy. These cells not only had to overcome the typical rejection of allogeneic cells, they also needed to overcome the pre-existing autoimmune response to pancreatic beta cells. The results are a key landmark in our effort to develop SC451, our HIP modified stem cell-derived pancreatic islet cell product candidate, as an off-the-shelf cell therapy for patients with T1D.

UP421 is derived from the cells of a deceased donor. In contrast, SC451 is derived from stem cells and is therefore more amenable to commercial scale. We have made meaningful progress with SC451 over the past year. We have completed manufacture of our gene-modified stem cell master cell bank, begun tech transfer of our Phase 1 manufacturing process to our partner contract manufacturers, continued our necessary preclinical tests, and met with regulators in various parts of the world. We expect to submit an IND for SC451 and begin our Phase 1 trial as early as this year.

With respect to our in vivo cell engineering research efforts, we have advanced from our earlier SG299 in vivo CAR T candidate to an improved next-generation product candidate, SG293, both of which use our proprietary fusogen-based delivery platform. In January 2026, we shared data from a preclinical study using a surrogate for SG293 that delivers a CD20 CAR capable of targeting non-human primate (NHP) B cells in cynomolgus macaques. No lymphodepletion was administered to the NHPs in this study. A single intravenous injection of the SG293 surrogate to these NHPs resulted in robust in vivo generation of CAR T cells and deep B cell depletion in the peripheral blood and lymph nodes. The B cell depletion was further confirmed by lymph node biopsies showing clearance of B cells as well as by “reset” of the NHPs’ B cell repertoire toward naïve B cells. We believe that deep B cell depletion in this preclinical model is the most significant biomarker for potential efficacy in patients with B cell cancers and B cell mediated autoimmune diseases. Separately, in vitro studies using SG293 have shown selective gene delivery to CD8+ T cells with minimal or undetectable off-target transduction in tissues such as the liver and gonadal tissue, supporting the specificity of SG293. We continue to evaluate SG293 preclinically, and we intend to begin clinical testing and generate early clinical data with SG293 in certain B cell cancers as early as this year. For additional information, see the section titled “T Cell-Targeted Fusosome Approach” below.

Previously, we were also pursuing programs in the field of HIP-edited ex vivo CAR T therapy. However, in order to prioritize development of our SC451 and SG293 programs, in November 2025, we announced our decision to suspend development of our allogeneic CAR T programs, including SC291 and SC262, and to halt further enrollment in the Phase 1 GLEAM and VIVID trials of these candidates. While the allogeneic CAR T programs increased our confidence in our HIP platform, we believe the impact we can have for patients and shareholders is now greater with increased focus on SC451 and SG293.

Our people are the most important strength of the company and our capabilities enable us to take a comprehensive approach to the most important and difficult aspects of engineering cells. We believe we can capitalize on the shared expertise and infrastructure between our ex vivo and in vivo cell engineering platforms to maximize the potential success and reach of each of our potentially transformative therapies. We have built significant internal capabilities across a wide range of areas focused on solving the most critical limitations in engineering cells including:

•
Stem Cell and Disease Biology. Developing our platforms into therapies for patients requires a deep understanding of both cell and disease biology. Furthermore, we are investing significantly in our people and the technologies that enable the differentiation of pluripotent stem cells (PSCs) into mature cells that can be used as therapeutics.
•
Immunology. The immune system can be harnessed to treat multiple diseases, and it can also limit the therapeutic effect of many cell- and gene-based therapies. Understanding and harnessing the immune system can have a broad impact across our ex vivo and in vivo cell engineering portfolio. Our hypoimmune technology has the potential to “hide” cells from the immune system, unlocking the potential of allogeneic ex vivo cell therapies for the treatment of numerous diseases We are also investing in our people and technologies to harness the immune system, particularly T cells, for the treatment cancer and autoimmune diseases.
•
Genome Modification. The ability to knock-out, knock-in, modify, disrupt, and control expression of genes is fundamental to the success of our platforms. We believe our capabilities across multiple modalities will allow us to use the appropriate system for the biologic problem of interest.
•
Gene Delivery. We believe our delivery technologies have broad potential, with both near-term and long-term applications across a number of indications. We are investing in technologies that allow payload delivery to specific cell types and to increase the diversity of payloads.

Our ex vivo and in vivo Cell Engineering Platforms

The advent of recombinant DNA technology in the 1970s ushered in a new era of therapeutics, enabling the synthetic manufacture of human protein therapies at scale for the first time. A critical inflection point occurred when key technological advancements eventually enabled the broad development and manufacturing of protein drugs, including monoclonal antibodies with suitable therapeutic properties. These advancements, combined with progress in understanding disease biology, allowed biologics to become the second largest therapeutic class. We believe engineered cells are at a similar inflection point, with key recent technological advancements providing the potential for the broad applicability of this therapeutic class.

Ex vivo Cell Engineering

Engineering cells ex vivo requires the ability to engineer and manufacture cells at scale and then deliver them to the patient so that they engraft, function appropriately, and have the necessary persistence in the body. Our goal for ex vivo cell engineering is to replace or add cells in the body such that those cells engraft, function, and persist over time, and to manufacture those cells cost-effectively at scale. Our ex vivo cell engineering platform uses our hypoimmune technology to create cells that can “hide” from the patient’s immune system to enable persistence of allogeneic cells. We are focused on making therapies using PSCs with our hypoimmune genetic modifications as the starting material, which we then differentiate into a specific cell type, such as a pancreatic islet cell, before treating the patient. Our goal is to manufacture genetically modified cells that are capable of both replacing the missing cell and evading the patient’s immune system. While SC451 is our primary ex vivo candidate, we intend to apply our ex vivo cell engineering technologies to make cell products for the treatment of multiple diseases.

In vivo Cell Engineering

Engineering cells in vivo requires the development of both an appropriate delivery vector as well as a payload to effectively modify the target cell. Our goal for in vivo cell engineering is to repair and control the genes of any cell in the body. The ultimate aim is to achieve delivery of any payload, to any cell, in a specific and repeatable way. We believe that progress in any of these categories can allow us to make important medicines. Our in vivo cell engineering platform harnesses fusogen technology, which targets cell surface receptors, enabling cell-specific delivery for a meaningful number of different cell types. We have shown in preclinical studies that our fusogen technology can specifically target numerous cell surface receptors that, when combined with delivery vehicles to form fusosomes, allow cell-specific delivery across multiple different cell types.

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

Our Pipeline

We are currently focused on advancing our pipeline across two platforms for the treatment of various significant disease types, including type 1 diabetes, B cell cancers, and B cell mediated autoimmune diseases. We retain worldwide rights to each of the product candidates described below.

Each of our programs provides the potential for meaningful standalone value while also supporting our potential ability to further exploit our platforms in a manner that leads to the development of broadly applicable medicines.

iPSC-derived HIP Pancreatic Islet Cells

SC451

SC451 is our induced PSC (iPSC)-derived hypoimmune pancreatic islet cell product candidate for the treatment of diabetes, with an initial focus on T1D. Almost ten million patients worldwide have T1D, a disease in which a patient’s immune system attacks and kills pancreatic beta cells, leading to complete loss of insulin production in affected individuals. T1D patients typically need to take multiple insulin injections and monitor their blood glucose every day for life. Although the introduction of insulin has had a profoundly positive impact on patients and there has been significant improvement in convenience for patients over the past several decades with the introduction of insulin pumps and continuous glucose monitors, people with T1D have approximately 15 years shorter life expectancies than people without diabetes and are consistently at risk for complications such as coma, stroke, myocardial infarction, kidney failure, and blindness from poorly-controlled blood glucose. Even for patients with access to state-of-the-art medical care and who are able to tightly control blood glucose through access to automated insulin delivery systems, life expectancy is approximately a decade shorter than for those without the disease.

Previous results from others have shown that either primary or PSC-derived pancreatic islets, when given with significant immunosuppression, can allow patients to control blood glucose without the need for insulin therapy. Based on our human clinical data and preclinical HIP data, we believe that our HIP-modified pancreatic islets should achieve the same outcome without the risks of immunosuppression.

We have shown that we can develop high-quality stem cell-derived islet cells that, when transplanted in animal models, normalize blood glucose and cure diabetes. The UP421 IST has shown that our hypoimmune cells induce no systemic immune response, survive, and function in a person with T1D. We are combining these capabilities and learnings into SC451 in a single product candidate that is derived from an O-negative, GMP-compliant iPSC master cell line. These human data are supported by preclinical data in several models, including in NHPs with a pre-existing immune response to non-hypoimmune cells and in a diabetic NHP, where allogeneic, HIP-modified NHP pancreatic islet cells survive and function for the duration of our NHP studies, the longest of which is about forty weeks. To demonstrate applicability in the context of the autoimmunity seen in people with T1D, we developed a proprietary mouse model in-house with human immune cells from a T1D patient. In this model, we showed that HIP modifications enabled stem cell-derived pancreatic islet cells derived from a patient with T1D to evade the autoimmune immune response, survive, and function for the duration of the study. Combined, we believe that these studies preclinically validate that our HIP technology can allow transplanted cells to evade both the allogeneic rejection typical with transplantation as well as the autoimmune rejection typical of T1D.

We believe our HIP-modified, iPSC-derived pancreatic islets have the potential to create a disruptive treatment for T1D, offering patients long-term normal blood glucose without immunosuppression. We plan to submit an IND and begin our Phase 1 clinical study as early as this year.

HIP Primary Islet Cells

UP421

UP421 is a HIP-modified allogeneic primary islet cell therapy that was first transplanted, with no concomitant immunosuppression, into a patient with T1D in December 2024 in an IST being conducted at Uppsala University Hospital. This Phase 1 trial has a primary endpoint of safety and also evaluates secondary endpoints, including survival and function of the islet cells. The safety data, secondary endpoints, dosing rationale, clinical outcomes, and immune analysis from the treated patient are discussed below in the section titled “Pancreatic Islet Cell Program.”

In vivo CD19-Directed CAR T Cells

SG293

Our in vivo CAR T pipeline has advanced beyond our earlier constructs, such as SG299, to our next-generation product candidate, SG293, which leverages our proprietary fusogen delivery platform to enable direct, in-patient generation of CAR T cells. SG293 uses a CD8-targeted fusogen to deliver a CD19-directed CAR to CD8+ T cells in vivo and is being developed for the treatment of B cell cancers and B cell mediated autoimmune diseases. The goal of our in vivo CAR T platform is to expand the CAR T therapy access to patients and improve the overall safety profile of this therapy while maintaining or improving the efficacy of ex vivo-manufactured, autologous CAR T cell therapies. As an example, the effectiveness of ex vivo-manufactured CAR T cells currently depends on the administration of a lymphodepleting chemotherapy preparative regimen prior to infusion to facilitate expansion of the CAR T cell product post-infusion, and this chemotherapy often has an adverse safety impact. We do not expect to need a lymphodepleting regimen prior to in vivo delivery of the CAR gene via fusosome, and in fact believe that it would be detrimental to our goal of exposing our fusosomes to as many T cells in the body as possible. We also believe the ability to deliver a payload encoding a CAR to a T cell without significant ex vivo manipulation has the potential to be more effective and potent than ex vivo-manufactured CAR T cell products, generating therapeutically active CAR T cells without the complexities and delays associated with the processes of T cell collection and ex vivo manufacturing that are used in currently approved autologous CAR T cell products. Furthermore, the ex vivo expansion of cells in the presence of high cytokine concentrations, although necessary for the manufacture of currently approved CAR T cell products, also contributes to marked changes in T cell quality that may not be therapeutically beneficial. The generation of a CAR T cell within the natural physiological environment in vivo has the potential to improve the quality of the CAR T cell generated, potentially improving both efficacy and the side effect profile. We expect to generate initial human data with SG293 as early as this year.

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

Our Approach to Building Our ex vivo Cell Engineering Platform

We have approached the development of our ex vivo cell engineering platform by investing in solutions to address the key challenges outlined above:

•
Stem cell and disease biology. We believe that it is critical to have expertise in the developmental biology of stem cell differentiation and a deep understanding of the desired cell biology of stem cell differentiation to generate cells that function appropriately, as well as a deep understanding of the desired cell phenotype. The latter requires expertise in normal and disease biology. Furthermore, clinical understanding of disease pathology and transplant medicine is required to determine how to engraft the right cell in the right environment.
•
Immunology and genome modification. We believe that a deep understanding of the immunological response to allogeneic cells is essential to unlocking the potential of ex vivo cell therapies. We have invested significantly in transplant immunology to understand the drivers of this immune response and potential cell modifications that will hide cells from allogeneic rejection. We have also built gene editing, genome modification, and gene insertion capabilities in order to modify the genome of cells so that transplanted, allogeneic cells can evade immune detection. We are also investing to obtain, manufacture, and ensure access to high quality current good manufacturing practice (GMP)-grade PSC lines for our programs.

•
Manufacturing. We are investing in process development, including process optimization and scale up, analytical development, CMC regulatory, supply chain, quality, and other manufacturing sciences in order to develop processes that enable scalable manufacturing of cell therapies and broad patient access. We have entered into agreements with contract development and manufacturing organizations (CDMOs) and other partners for access to facilities and reagents in our supply chain necessary to manufacture our product candidates. We plan to continue investing in our manufacturing capabilities to ensure our pipeline needs are met.

We have prioritized cell types for our programs where:

•
high unmet need can be addressed by cell replacement;
•
existing proof of concept in humans and/or animal models demonstrates that cell transplantation should have a clinical benefit;
•
evidence exists that the cell type can be successfully differentiated from PSCs and that such PSC-derived cells can function appropriately in vivo;
•
there has been the ability to hire or partner with world experts in the field to ensure our programs are rooted in a deep understanding of the underlying cell and disease biology; and
•
evading immune system rejection via our hypoimmune technology is a critical missing element to developing an impactful cell therapy.

Based on this prioritization, we are currently focused on pancreatic islet cells.

Historical Context of ex vivo Therapy

Blood transfusions have been a standard treatment for many patients for over 100 years. The first successful kidney transplant occurred in 1954, followed by the first successful heart transplant in 1967, demonstrating the transformative clinical potential of replacing damaged or missing cells in the body. Surgical enhancements have improved the success of engraftment, but lack of organ access, complex surgical procedures, immune rejection of the donated organs, and side effects from immunosuppressive regimens have limited the impact of these procedures beyond blood transfusions.

Host versus graft reaction (HvGR) is an effectively universal reaction whereby the immune system of an organ or cell transplant recipient recognizes the donor tissue as foreign and attacks it, leading to transplant rejection. Progress in immunosuppressive regimens, such as the development of cyclosporine, has improved organ survival rates. However, substantial side effects and the fact that many patients are ineligible or non-compliant have reduced the impact of these regimens.

Ultimately, the field has looked for a scalable source of therapeutic cells that can be accessed broadly at a manageable cost and that can evade immune rejection without immunosuppression. The advent of stem cell technology and subsequent improvements in methods to generate functional differentiated cells at scale have the potential to address the shortage of donor tissues and organs. In addition, over the past decade, a deeper understanding of the immunology of HvGR, coupled with novel techniques to manipulate the immunological profile of cells via gene editing, have raised the prospect that ex vivo engineered cells can benefit patients without the requirement for significant immunosuppression.

Sources of Allogeneic Cells

There are three main potential sources of allogeneic cells, or cells that do not originate from the patient, and therefore have the potential to be manufactured and supplied at scale. These are embryonic stem cells (ESCs), iPSCs, and donor-derived cells. Our portfolio currently focuses on cells derived from iPSCs.

Crucial aspects of developing allogeneic cells from any source include a thorough characterization of the cells, a comprehensive understanding of the global regulatory environment, and an ability to maintain cells under the required conditions, such as GMP, at various stages of the manufacturing processes. We believe our early investment in building capabilities in the science and manufacturing of these cells will increase our likelihood of success. This investment is intended to yield sources of cells suitable for the global clinical development and commercialization of ex vivo engineered cells for a broad patient population.

Embryonic Stem Cells

The recognition that every cell in the body originates from a zygote, or fertilized egg, led to the research and ultimate discovery of human ESCs, with the derivation of the first human ESC line in 1998. ESCs are PSCs that have the potential to differentiate into any cell type and are derived from the inner cell mass of a blastocyst or pre-implantation stage embryo. They are typically cultured in vitro and grown through cycles of cell division, known as passages, until a line of cells is established that can proliferate without differentiating and retain pluripotency while remaining well characterized, including being free of potentially deleterious genetic mutations. Because PSCs can divide indefinitely without exhaustion, an ESC line can be used to generate cell banks, consisting of large numbers of well-characterized vials of cells, that can be frozen and stored for future use.

Induced Pluripotent Stem Cells

The discovery that mature, differentiated cells can be reprogrammed to be the equivalent of an ESC and capable of generating any cell type in the body has led to the research and ultimate development of human iPSCs, providing an alternative option as a source of stem cells for use in ex vivo engineered cells. A key breakthrough in 2006 demonstrated that mature cells could be reprogrammed via the expression of a small number of genes to result in pluripotent stem cells. These iPSCs, which we use in SC451, have similar potential to ESCs to be used as an indefinitely renewable cell bank for manufacturing of cell-based therapies.

Donor-Derived Allogeneic Cells

Another source of cells, which we use in UP421, comes from mature donor-derived allogeneic cells. These cells are neither pluripotent nor from an infinitely renewable source, but are instead obtained as mature cells from human donors.

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

Many groups have attempted to engineer cells that can evade the adaptive immune system, typically by downregulating or eliminating expression of MHC molecules on the surface of cells. Although this approach can reduce the adaptive immune response to donor cells, the human immune system has evolved so that parts of the innate immune system will recognize cells missing MHC molecules and eliminate them. For example, NK cells express receptors known as inhibitory killer-cell immunoglobulin-like receptors (KIRs). KIRs recognize self MHC class I molecules on the surface of cells and provide inhibitory signals to the NK cells to prevent their activation. Cells missing MHC class I molecules are correspondingly eliminated by NK cells because of the lack of inhibitory KIR signaling and a resulting cytolytic activation. Known as the “missing self-hypothesis,” this important redundancy in immunology enables the elimination of virally infected or transformed cells that have downregulated MHC class I, but it has complicated the development of allogeneic cells as broadly applicable therapeutics. Our hypoimmune technology seeks to engineer cells to avoid immune rejection by addressing both the adaptive and innate immune response.

There are three key strategies that have been used to date to overcome immune rejection, with limited success:

•
Immune Suppression. Cyclosporine and other molecules that suppress T cell responses are commonly used, and many patients have been helped by these approaches in areas such as organ transplantation. However, immune suppression often leads to significant systemic side effects, including a decreased ability to resist infections, increased susceptibility to cancer, and a wide variety of organ toxicities. Furthermore, organ transplant recipients typically require immunosuppression on a lifelong basis, and any disruption in this immunosuppression can rapidly trigger transplant rejection.
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

Our Solution – Hypoimmune Technology

To address the challenge of immune rejection with allogeneic cell transplantation, we are developing our hypoimmune technology, which uses genome modification to introduce permanent changes to the cells. We are currently focused on applying the hypoimmune technology to iPSCs, which can then be differentiated into multiple cell types. We believe that enabling this capability has the potential to enable ex vivo engineered cells to become an important therapeutic modality.

Some of our scientific founders and their collaborators have worked on creating hypoimmune cells for almost two decades. A key insight that informed their work is the phenomenon of feto-maternal tolerance during pregnancy. The fetus, despite having half its genetic material from the father, is not rejected by the mother’s immune system. However, after birth, few if any children would qualify as a matched donor for a cell or organ transplant for their mother. These scientists categorized the differences of the maternal-fetal border and systematically tested them to understand which, if any, of these were most important to immune evasion. They have tested these changes both in vitro and in vivo in animal models.

Designing Hypoimmune Cells

Our goal is to create a universal cell capable of evading immune detection, regardless of cell type or transplant location. Our hypoimmune technology combines three genome modifications to “hide” these cells from the host immune system:

•
disruption of MHC class I expression;
•
disruption of MHC class II expression; and
•
overexpression of CD47, a protein that enables cells to evade the innate immune system, including macrophages and NK cells.

Once these modifications have been applied to a cell, we refer to that cell as a hypoimmune cell.

Creating Hypoimmune Therapeutic Cells from Human iPSCs

Our hypoimmune technology combines the following three gene modifications to “hide” cells from the host immune system: disruption of MHC class I and class II expression (which inactivates adaptive immune responses), and overexpression of CD47 (which “hides” cells from the innate immune system, including macrophages and NK) cells. iPSCs from healthy donors are used as the starting material and are then genetically modified with our hypoimmune modifications. These edited cells are then differentiated into cell types of therapeutic interest, which could potentially be administered to a patient as an “off the shelf” therapy.

Preclinical Development of Hypoimmune Cells

Over time, we and our licensors have carried out a series of experiments in various model systems of increasing immunological complexity. These included (i) transplanting undifferentiated mouse hypoimmune iPSCs into MHC mismatched allogeneic mice, (ii) transplanting mouse hypoimmune iPSC-derived differentiated cells, such as pancreatic islet cells, into MHC mismatched allogeneic mice, (iii) transplanting human hypoimmune iPSCs into MHC mismatched humanized allogeneic mice, (iv) transplanting NHP hypoimmune iPSCs into MHC mismatched allogeneic NHPs, (v) transplanting NHP hypoimmune iPSC-derived differentiated cells, such as cardiomyocytes or retinal pigment epithelial cells (RPEs), into MHC mismatched allogeneic NHPs, and (vi) transplanting NHP hypoimmune primary cells, such as pancreatic islets, into MHC mismatched diabetic and non-diabetic NHPs.

We have shown that HIP-modified cells survive and evade immune detection in each of these settings. Importantly, these results include experiments in NHPs, including testing of hypoimmune primary islets. We have shown that hypoimmune primary islets can mediate insulin independence in a fully immunocompetent diabetic NHP without the use of any immunosuppression. These results confirm that hypoimmune modifications confer immune evasion without compromising islet function in this setting. We are encouraged by the data from these investigations, given the similarity of the NHP immune system to the human immune system and that NHP models represent the strictest test outside of evaluating these cells in humans.

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

First, the three genome modifications described above were replicated in human iPSCs to engineer a human hypoimmune cell line with properties comparable to the mouse hypoimmune cells in vitro. Next, unmodified human iPSCs were transplanted into MHC mismatched humanized mice. It was observed that these unmodified human iPSCs were rapidly rejected. Human hypoimmune cells were then transplanted into MHC-mismatched humanized mice. It was observed that the human hypoimmune cells survived the full length of the experiment and failed to elicit any type of immune response. From these data we concluded that in humanized mice, human hypoimmune cells can evade the immune system. Pluripotency of human hypoimmune cells was confirmed by differentiation into two different cell types, endothelial cells and cardiomyocytes, which exhibited the characteristics of normal endothelial cells and cardiomyocytes. Finally, to test whether the differentiated cell types derived from human hypoimmune cells could continue to evade the immune system, the differentiated cells were transplanted into humanized mice, and the transplanted cells survived for the full standard observation period. In contrast, differentiated cells derived from unmodified human iPSC cells did not survive after being transplanted, as anticipated.

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
Photos/s (*10⁶)
Weeks
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16
Photos/s (*10⁶)
Weeks
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

In the crossover portion of this experiment, injection of NHP hypoimmune iPSCs into NHPs that had previously received unmodified iPSCs again elicited no systemic responses as tested in assays for T cell or antibody responses. Similarly, macrophage and NK responses could not be detected. Correspondingly, these iPSCs survived for the full eight weeks that they were monitored, suggesting that pre-existing immunity to unmodified human iPSCs had no impact on hypoimmune iPSC survival. By contrast, in the NHPs that had previously been injected with hypoimmune iPSCs, the unmodified NHP iPSCs elicited both T cell and antibody responses. Notably, these unmodified iPSCs were rapidly rejected by the NHP within one to two weeks, while the previously injected hypoimmune iPSCs continued to be viable in the other leg of the NHP. These results confirm that the survival of the hypoimmune allograft was not an artifact of an impaired immune system or immune response in the recipient NHP. They also suggest that these hypoimmune iPSCs have the potential for immune evasion even in the context of a new immune response toward iPSCs without these edits.

In other experiments, we observed immune evasion and cell survival of hypoimmune NHP iPSC-derived cardiomyocytes and RPEs. In separate experiments, these cardiomyocytes and RPEs were injected into the hearts and eyes (subretinal space), respectively, of healthy allogeneic NHP recipients without immunosuppression. Both the hypoimmune cardiomyocytes and RPEs were found to evade systemic adaptive and innate immune responses and survived for the duration of the applicable experiment. Separately, we have shown that hypoimmune NHP islet cells transplanted into a non-matched allogeneic NHP survive for the duration of the 40-week study.

We conducted an experiment to better understand whether hypoimmune modifications impair the function of islet cells and to confirm that these modifications enable the islet cells to evade immune responses. For these experiments, we made hypoimmune genetic modifications to NHP primary islets and then transplanted these islets intramuscularly, without immunosuppression, into a different NHP. We found that the hypoimmune islets were viable for the full duration of the study (approximately ten months) and did not elicit either an adaptive or innate immune response. By contrast, unmodified NHP primary islets injected into a separate NHP were rejected within one week. These results suggest that hypoimmune modifications enable allogeneic immune evasion by NHP primary islet cells and increase our confidence in the clinical translatability of this approach.

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

Data published in Hu et al., Nat Biotechnology 2024 Mar;42(3):413-423.

We have also presented data from a study transplanting allogeneic HIP-modified pancreatic islet cells into a fully immunocompetent, diabetic NHP. Subsequent to diabetes being induced in the NHP with streptozotocin (STZ), daily insulin injections were performed to re-establish glucose control. After 78 days, the NHP underwent transplantation of HIP primary islets by intramuscular injection, resulting in insulin independence without the use of any immunosuppression. As early as one week after the transplantation, the NHP’s serum C-peptide level had normalized, and it remained stable throughout the follow-up period of six months. The NHP showed tightly controlled blood glucose levels for six months, was completely insulin-independent, and was continuously healthy throughout this period with no use of any immunosuppression. Up to six months following HIP primary islet transplantation, peripheral blood mononuclear cells and serum were obtained from the NHP for immune analyses. HIP primary islets showed no T cell recognition, no graft-specific antibodies, and were protected from NK cell and macrophage killing. To demonstrate that the NHP’s insulin-independence was fully dependent on the HIP primary islets and that there was no regeneration of the animal’s endogenous islet cell population, we triggered the destruction of the HIP primary islets by the NHP’s immune system by using a CD47-targeting antibody. This resulted in a loss of glycemic control and return to exogenous insulin dependence. We believe these data demonstrate potential evidence for immune evasion of HIP primary islets, graft-mediated insulin-independence of the diabetic NHP, and a potential safety strategy.

Hypoimmune Islet Cells Achieve Insulin Independence after Allogeneic Transplantation in a Fully Immunocompetent NHP

Fasting glucose monitoring in an NHP for about 10 months encompassing pre STZ, post STZ, post HIP islet cell transplant, and post anti-CD47 phases of the study: Diabetes mellitus was induced in a male NHP with STZ and daily insulin injections were started. Blood glucose was monitored twice daily and showed major instability over approximately two weeks until a well-controlled steady state was reached. After 78 days, the NHP underwent intramuscular transplantation with allogeneic HIP islet cells. Insulin support was gradually withdrawn over approximately 12 days. The NHP did not receive immunosuppression before, during, or after HIP islet cell transplantation. The NHP showed tightly controlled blood glucose levels and was completely insulin-independent for six months. Following anti-CD47 mediated ablation of the graft, blood glucose levels increased steadily. Insulin injections were resumed eight days after the start of anti-CD47 antibody at the previously established maintenance dose. Despite insulin supplementation, widely fluctuating blood glucose levels were observed and no steady state was re-established for the remainder of the study.

Data published in Hu et al., 2024, Cell Stem Cell 31, 334–340.

Hypoimmune Islet Cells Normalize C-peptide Levels after Allogeneic Transplantation in a Fully Immunocompetent NHP

ng/ml
4
3
2
1
0
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

The findings from the first-in-human transplantation of UP421, our HIP-modified allogeneic primary islet cell therapy, in the IST being conducted at Uppsala University Hospital further validate our preclinical observations. These human data demonstrate that HIP-modified islet cells can survive and function without immunosuppression. The detection of C-peptide production and comprehensive immune evasion in the IST represents a significant step toward addressing the fundamental challenge of cellular persistence in transplantation therapies. The results from the IST are described in greater detail below in the section titled “Pancreatic Islet Cell Program.”

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

One approach we are exploring as a safety switch is re-sensitization of the hypoimmune cells to innate cell killing via administration of a blocking anti-CD47 antibody. We have tested the effectiveness of this approach in iPSCs and teratomas (a particular tumor formed by pluripotent cells with histological features from all three germ layers), both bearing the hypoimmune modifications. Using hypoimmune NHP iPSCs, we observed in vitro that the addition of an anti-CD47 antibody binds to and blocks CD47 expressed in the hypoimmune cells and restores their sensitivity to the missing-self killing response mediated by NK cells. We also assessed this strategy in mice that were transplanted with human iPSCs that formed small teratomas. Finally, we have conducted in vitro and in vivo experiments with this strategy using a number of human cancer lines, showing that an anti-CD47 antibody resensitizes cancer cells to killing by NK cells and macrophages. Treatment with an anti-CD47 antibody resulted in the loss of immune evasion and the rapid killing of these transplanted cells. As described above, use of an anti-CD47 antibody in a fully immunocompetent NHP was sufficient to trigger destruction of transplanted allogeneic HIP islet cells following initial survival of such cells for six months. We believe these data support use of anti-CD47 antibodies as a potential safety strategy. We have identified several additional safety switches with both in vitro and in vivo activity and intend to include one of these in SC451 to provide a mechanism to kill these cells if needed.

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
1000
100
10
1
0.1
0.01
10⁷ Photons/s
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

Our ex vivo Cell Engineering Pipeline

Pancreatic Islet Cell Program

SC451 is our hypoimmune iPSC-derived pancreatic islet cell product candidate that aims to restore glucose control in patients with T1D patients by transplantation into these patients without the need for immunosuppression. T1D is a disease of missing pancreatic beta cells, and we believe that transplanting pancreatic islets, which are composed of pancreatic alpha, beta, and delta cells, offers the chance for patients to have normal blood glucose control without insulin, meaningfully improving outcomes for patients with T1D. Over 20 years of global clinical experience transplanting allogeneic primary pancreatic islets from deceased donors support this belief. After transplant with significant immunosuppression, T1D patients can remain off insulin with well controlled blood glucose for well over a decade. More recently, several groups have shown that transplant of PSC-derived pancreatic islets along with meaningful immunosuppression can lead to normalization of blood glucose with no need for exogenous insulin. Because there are relatively few patients for whom long-term immunosuppression is better than insulin, we believe that creating a hypoimmune product, removing the need for immunosuppression, is the key next step in creating a curative and broadly available therapy for patients with T1D.

In December 2024, the first-in-human transplantation of UP421, our HIP-modified allogeneic primary islet cell therapy, occurred in an investigator-sponsored trial (IST) conducted at Uppsala University Hospital. The IST is designed to evaluate safety, immune evasion, and function of UP421 transplanted intramuscularly without any immunosuppression in a patient with T1D. This patient has now been followed for 52 weeks, and data demonstrate that all primary and secondary endpoints have been met throughout the study to twelve months. The study showed no drug product-related adverse events. Additionally, there was evidence of graft survival and function with PET/MRI as well as with detectable C-peptide production throughout the study to twelve months. C-peptide levels increased, as expected, during a mixed meal tolerance test, showing appropriate function of the transplanted islet cells. Immunological analysis revealed comprehensive immune evasion of HIP-modified pancreatic islet cells. Data from the study are described in greater detail below.

Background on Type 1 Diabetes Mellitus

T1D is an autoimmune disease in which the patient’s immune system destroys its own pancreatic beta cells. The destruction of these cells leads to complete loss of insulin production and a metabolic disease wherein patients are unable to control their blood glucose levels. Often called “juvenile diabetes,” T1D disease onset commonly occurs in adolescence, but can occur throughout life. Beta cells reside in specialized hormone-producing clusters within the pancreas called the islets of Langerhans. In T1D, activated T lymphocytes infiltrate the islets and selectively kill the beta cells, progressively reducing the body’s capacity to produce insulin. Once the reserve capacity of beta cells is exhausted, blood glucose rises, and the patient will have a lifelong battle to control blood glucose levels. Without insulin therapy, T1D is rapidly fatal. T1D currently affects almost ten million patients worldwide.

Current Treatment Landscape and Unmet Need

Insulin injection is the main treatment option for T1D. Despite significant advances in types of insulins, glucose monitoring, and insulin pumps, life expectancy for T1D is still approximately 15 years shorter than for people without diabetes. Patients are at risk of acute complications of hyperglycemia, including diabetic ketoacidosis, coma, and death, as well as hypoglycemic episodes, particularly at night, which can lead to seizures, coma, or death. The significant swings in blood glucose with exogenous insulin make it difficult for a T1D patient to keep blood glucose in physiologic ranges, with blood glucose levels often above target. Long term elevations in blood glucose levels can have particularly devastating effects on arteries and capillaries, resulting in premature myocardial infarction, stroke, limb ischemia, gangrene, kidney failure, and blindness due to diabetic retinopathy. Automated insulin delivery systems, which feature a computerized system for sensing blood glucose and delivering appropriate doses of insulin, have improved glycemic control, but most patients continue to spend significant periods outside of target blood glucose ranges. Even with the current best treatments and careful glucose control, patients with T1D live an estimated decade shorter than those without the disease. All current therapies require patients to carefully monitor their dietary intake, which, although inconvenient in adults, is a frequent point of failure in adolescents and children.

Pancreas transplantation for uncontrollable diabetes was first performed in the 1960s and established the principle that replacing the pancreatic beta cells (here, in the context of the entire pancreas) could restore physiological glucose control. Pancreas transplants are complicated surgical interventions, require lifelong immunosuppression, and are limited due to organ availability. Nevertheless, some 30,000 pancreas transplants have been performed worldwide to date.

Because of these challenges, the medical community began exploring pancreatic islet transplantation in the 1970s. This process requires enzymatic digestion of a donor pancreas and isolation of the islets of Langerhans, followed by delivery of these cells to an appropriate site in the body where the islets can engraft and become well-vascularized. The major lessons from islet transplantation have been that glucose homeostasis can be restored, insulin independence can be achieved, levels of hemoglobin A1C (a marker of long-term glucose levels) can be normalized, severe episodes of hypoglycemia can be reduced, and the pathology associated with long-term hyperglycemia can halt or even reverse. As with an organ transplant, patients must undergo chronic immune suppression to prevent immune rejection of the transplanted cells. Most patients lose glucose control over a period of months to years and eventually become insulin-dependent again, primarily due to immune rejection of the allogeneic islets resulting from an inability to tolerate the significant immune suppression necessary to protect the cell transplant.

Our Pancreatic Islet Cell Program Approach

The goal of our SC451 program is to restore glucose control in T1D patients by transplanting hypoimmune iPSC-derived islet cells, including beta cells, without the need for immunosuppression, giving patients physiologically appropriate glucose sensing and insulin secretion. We believe this therapy could reduce, or even eliminate, hypoglycemia and hyperglycemia in T1D patients, potentially enabling less onerous and costly treatment, fewer complications, a meaningfully improved quality of life, and longer life expectancy.

We focus our efforts around three goals: (i) using our hypoimmune technology to genetically modify iPSCs to evade allogeneic immune responses, (ii) using our hypoimmune technology to genetically modify iPSCs to evade autoimmune destruction of islet cells, and (iii) deriving highly functional islet cells from these genetically-modified iPSCs. This strategy requires building on lessons from pancreatic islet transplantation, recent advances in understanding pancreatic islet developmental biology, and our hypoimmune technology.

Deriving islet cells from iPSCs has the potential to solve limitations associated with use of a donor pancreas and improve the overall product quality and product consistency. iPSCs have the potential to create a virtually limitless supply of these cells. We apply our hypoimmune technology to modify the genomes of the iPSCs. We believe the hypoimmune genome modifications have the potential to protect these PSC-derived islet cells from both allogeneic and autoimmune rejection by the patient’s immune system and potentially remove the need for toxic immunosuppression in transplant recipients. Hypoimmunity also eliminates the need for physical separation of the islet cells from the rest of the body by a device or encapsulation technology, which may allow for tighter glucose control by eliminating the lag time between glucose sensing and insulin secretion as well as avoiding the fibrotic reaction inherent in encapsulation technologies to date. After modifying the PSC genome, our program uses proprietary differentiation protocols to generate mature islet cells with in vivo glucose control comparable to primary human islets, as evidenced by our animal studies.

Preclinical Data

Building upon exclusively licensed intellectual property, we are further developing a proprietary protocol to differentiate hypoimmune iPSCs into mature, glucose-sensitive, insulin-secreting islet cells. We are exploring ways to optimize the differentiation of islet cells at a greater purity with superior function and a greater scale compared to published stem cell-based protocols. The principal function of pancreatic beta cells, the insulin-secreting cells within an islet, is to maintain steady levels of glucose in circulation and drive glucose uptake into cells throughout the body. The pancreatic beta cells sense when glucose levels rise in the bloodstream and release insulin in response. We have observed that our iPSC-derived islet populations can respond to glucose and secrete insulin in vitro and in vivo.

These iPSC-derived pancreatic islets were tested in a mouse model of T1D induced by the beta cell toxin, STZ. When transplanted into the kidney of the T1D mice, these islet cells normalize glucose levels in an equivalent fashion to primary human islets. The diabetic glucose levels return when the grafts are surgically excised via nephrectomy. Similar to the human phenotype, T1D mice cannot normalize circulating glucose levels following a glucose injection. Following transplantation of our islet cells, these mice rapidly normalized blood glucose in an equivalent fashion to both non-T1D mice and T1D mice that received human primary islet transplants without any evidence of abnormal cell growths or other safety signals.

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

In a second set of experiments, we tested whether we observe similar findings in a human T1D model. A T1D patient has no functioning islets, so we derived a novel model to test the ability to overcome autoimmune recognition and rejection of autologous pancreatic islets. First, we reprogrammed immune cells from a T1D patient donor into iPSCs. We then split the iPSCs into two groups – one group to which we applied hypoimmune modifications and one that remained unmodified – before differentiating these iPSCs into islet cells using our differentiation protocol. This process produced two different cell products for testing: (i) hypoimmune iPSC-derived islet cells and (ii) unmodified iPSC-derived islet cells. To simulate the immune environment of a T1D patient, we developed a humanized mouse model (T1D mice) which is populated with immune cells from the same T1D patient donor and in which diabetes is subsequently induced via STZ. Unmodified iPSC-derived islet cells injected intramuscularly into T1D mice were rejected within nine days without any impact on the mouse's ability to control blood glucose. In contrast, hypoimmune iPSC-derived islet cells survived in T1D mice and resulted in glucose control within two weeks. To confirm that the immune system was intact and functioning in these mice, we tested the impact of a subsequent injection of unmodified iPSC-derived islet cells into the mice that had already been injected with hypoimmune iPSC-derived islet cells. We found that the unmodified iPSC-derived islet cells were rapidly rejected while the hypoimmune iPSC-derived islet cells and the glucose control were preserved. Together, these data support our belief that our hypoimmune modifications can enable evasion of autoimmune rejection.

Autologous Pancreatic Islet Experiment

A: Experimental schema for generating a humanized T1D mouse and autologous iPSCs from T1D patient PBMCs. T1D patient PBMCs were used to generate iPSCs, which were used to generate unmodified and hypoimmune autologous islet cells.

B: Unmodified iPSC-derived autologous islet cells are cleared by the immune system of the humanized T1D mouse by day 7 and did not restore glycemic control.

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

Data published in Hu et al., Sci. Transl. Med. 15, eadg5794 (2023) 12 April 2023.

HIP-Modified iPSC-derived Islet Cells Transplanted into Muscle Persist and Control Blood Glucose in Mice for Greater than 15 Months

Upper left panel: Single-cell RNA sequencing visualized via a UMAP feature plot showing insulin expression in unedited iPSC-derived islet cells. Analysis reveals high insulin expression across stem cell-derived (sc-) islet cells, with peak expression localized within the sc-beta cell cluster.

Upper right panel: Glucose-Responsive Human C-Peptide Production by HIP-Modified iPSC Islets In Vivo at 51 Weeks Post-Transplant. HIP-modified iPSC islet cells demonstrated sustained functionality through glucose-responsive c-peptide secretion 51 weeks after transplantation (see details of transplantation conditions below). Mice were fasted for five hours, and plasma was collected via tail-snip before (“pre-glucose,” light gray bar) and 30 minutes after (“post-glucose,” dark gray bar) administration of an intraperitoneal 3 g/kg dextrose bolus. Human c-peptide levels, measured in picomoles (pM), increased significantly from a baseline of approximately 800 pM to about 1750 pM following glucose stimulation. Data presented as mean ± S.D.

Lower panel: Long-Term Blood Glucose Control by HIP-Modified iPSC Islets. Graph demonstrates the persistent efficacy of HIP-modified iPSC islet cells in controlling blood glucose levels for greater than 64 weeks. Nonfasted blood glucose levels were measured following transplantation of iPSC-derived islet cells (5x106 cells/mouse) into the right hindlimb muscle of immunodeficient NSG mice (n=5). Diabetes was induced by a five-day, low-dose (45 mg/kg) course of STZ beginning two weeks prior to transplantation. Diabetic (STZ) control mice did not receive iPSC-derived islet cells (n=2). Data is presented as mean ± S.E.M.

We are developing SC451, our HIP-modified iPSC-derived islet cell product candidate, to be available as an “off-the-shelf” allogeneic therapy that can be administered intramuscularly without immunosuppression.

Single-cell RNA sequencing analysis of our initial iPSC-derived islet cell differentiation process demonstrates consistent production of cell populations comprising approximately 60% beta cells, with the remainder consisting of other islet and neuroendocrine cells. Single-cell analysis confirms the absence of residual iPSCs in the final product. In vitro studies indicate that HIP modification of iPSC-derived islet cells confers immune-evasive properties, which suggests potential utility in the transplantation setting without immunosuppression.

Following intramuscular transplantation into diabetic mice, HIP-modified iPSC islet cells have demonstrated survival and function for greater than 64 weeks. Blood glucose normalization was observed within four weeks post-implantation and maintained throughout the study period. Analysis shows glucose-responsive human C-peptide production, indicating regulated insulin secretion. Histological examination at day 458 revealed preserved morphology, C-peptide content, vascularization, and CD47 expression. No tumor formation or other histologic abnormalities were observed throughout the study.

In January 2025, we announced positive results from the IST at four weeks after cell transplantation, which demonstrated the survival and function of pancreatic beta cells as measured by the presence of circulating C-peptide, a biomarker indicating that transplanted beta cells are producing insulin. We subsequently shared updated data at twelve weeks, 26 weeks, and 52 weeks post-transplant, which show ongoing survival, function, and immune evasion of these transplanted beta cells. The 42-year-old recipient, who had been living with T1D for over 30 years, received a single transplant of UP421 into the muscle of the forearm. The primary endpoint of safety was achieved with no drug product-related adverse events reported. Prior to transplant, C-peptide levels were undetectable both in the non-fasting state and in response to a MMTT, which measures the ability of pancreatic beta cells to respond to a glucose bolus in the blood. Pancreatic beta cells produce pro-insulin, which is cleaved and secreted as insulin and C-peptide in a 1:1 ratio, making C-peptide a well-established biomarker of endogenous insulin production. Results of the study at four, twelve, 26, 38, and 52 weeks after cell transplantation demonstrate the survival and function of pancreatic beta cells as measured by the presence of circulating C-peptide. C-peptide levels also increase with an MMTT during testing at these timepoints, consistent with insulin secretion in response to a meal. PET/MRI scans at twelve weeks and 52 weeks post-transplant demonstrate uptake of a radiotracer consistent with pancreatic beta cells in the forearm muscle of the patient, a result consistent with ongoing graft survival. No inflammation or safety-related signals were observed. The twelve-week data were published in The New England Journal of Medicine in September 2025.

The UP421 drug product contains a mixture of islet cell populations: wild-type (WT) islet cells expressing HLA class I and class II, double knockout (DKO) islet cells with HLA class I and class II eliminated, and HIP islet cells with both HLA class I and class II eliminated plus CD47 overexpression. The investigator ran in vitro assays exploring whether the patient’s immune system, either specific cell types or in whole, recognized and killed these various cell populations from the drug product. WT islet cells triggered a robust immune response, with peak T cell activation at day seven following transplantation, followed by T cell-mediated killing, and development of donor-specific antibodies. DKO islet cells, while avoiding T cell activation and antibody responses, were rapidly eliminated by natural killer (NK) cells. In contrast, HIP islet cells demonstrated comprehensive immune evasion, with no evidence of T cell activation, donor-specific antibody development, or NK cell-mediated killing through 52 weeks. These distinct immune responses were further validated in whole blood assays, where HIP islet cells survived exposure to the patient's PBMCs while both WT and DKO islet cells were eliminated. To our knowledge, this study is the first example of successful transplantation with no immunosuppression into a person with an intact immune system to demonstrate survival and function of allogeneic cells. We believe these results with HIP-modified cells represent a significant milestone for the field of cell therapy. These cells not only had to overcome the typical rejection of allogeneic cells, they also needed to overcome the pre-existing autoimmune response to pancreatic beta cells. The results are a key landmark in our effort to develop SC451, our HIP modified stem cell-derived pancreatic islet cell product candidate, as an off-the-shelf cell therapy for patients with T1D.

Systemic Detection of C-peptide Levels Demonstrate UP421 Cell Survival

15
12
9
6
3
0
pmol/L
10
10
11
11
11
12
11
11
12
8
6
Baseline
1
2
3
4
6
8
12
16
26
39
52
Week

No detectable C-peptide before UP421 transplantation (dotted line: limit of detection). C-peptide is systemically detectable at day seven following UP421 transplantation and present to week 52, indicating survival of UP421 cells.

Increased C-peptide Levels with a Mixed Meal Tolerance Test Highlight UP421 Cell Survival and Function

pmol/L
20
15
10
5
0
0
30
60
90
120
Time [min]
Wk 52
Wk 26
Wk 18
Wk 12
Wk 4
Wk 8
Before transplantation

Prior to UP421 transplantation, C-peptide was below the limit of detection during MMTT (grey line). At multiple measurement dates from weeks 4-52 post-transplantation, C-peptide is detectable and increases with MMTT stimulation, supporting ongoing survival and function of UP421 cells.

PET/MRI Imaging Shows Localization of UP421 Graft and Uptake of GLP‑1R-Specific Tracer, Week 12 and Week 52

PET/MRI images of the forearm following intramuscular administration of UP421. MR T2‑STIR‑weighted imaging demonstrates localized signal within the musculus brachioradialis at the injection site, consistent with visualization of the transplanted cell graft. PET/MRI imaging shows uptake of an Exendin‑4–based tracer specific for glucagon‑like peptide‑1 receptor (GLP‑1R)-positive cells at the same location, consistent with pancreatic beta cell survival in the forearm.

Unmodified Islet Cells Do Not Evade Immune Responses

In vitro assay testing exposure of patient blood drawn over time to wild-type, or unmodified, cells from UP421. There is no baseline immune response to these unmodified cells, but one rapidly develops within days (data not shown above) and is maintained over twelve months, with both a T cell and antibody response to these cells (data not shown).

dKO Islet Cells are Killed by NK Cells

In vitro assay testing exposure of patient blood drawn over time to the cell population within UP421 with successful knock-out of MHC class I and MHC class II, but no overexpression of CD47. There is a baseline immune response and killing of these cells, which is maintained over 52 weeks, which is mediated by NK cells (data not shown).

HIP Islet Cells Evade T Cell, B Cell, and NK Cell Immune Responses

In vitro assay testing exposure of patient blood drawn over time to the cell population within UP421 with successful incorporation of all of the HIP modifications. There is no baseline immune response to these cells, and no immune response develops over the course of 52 weeks.

Next Steps

We are transferring our manufacturing process to GMP facilities and completing our preclinical testing of SC451. We expect to submit an IND and begin our Phase 1 clinical trial for SC451 as early as this year.

Our in vivo Cell Engineering Platform

Overview

In vivo cell engineering aims to treat human disease by delivering a therapeutic payload to cells inside a patient’s body to repair or control genes. Historically there have been four key goals for in vivo cell engineering:

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

History of in vivo Cell Engineering and Current Limitations

The gene therapy field began decades ago with experiments on transmitting genetic payloads via viral vectors. Despite significant investments improving viral vector safety and efficacy, most approaches still adapt viruses' innate payload transmission capabilities. Although profound benefits have been realized when therapeutic biological activity directly correlates with missing genetic activity—particularly using Adeno-Associated Virus (AAV) vectors prized for their broad tissue tropism and ability to target both dividing and non-dividing cells—these therapies have only scratched the surface of in vivo cell engineering's potential, with success limited to a small number of patients. The broader impact of in vivo therapies has been limited by challenges related to payload delivery, genome modification, and manufacturing execution.

Payload delivery in gene therapy faces several critical challenges:

•
Limited cell specificity: Commonly used AAV vectors have broad tissue specificities, making it difficult to target specific cells and potentially causing toxicity in non-target cells. Lipid nanoparticles (LNPs) typically target cells expressing the LDL receptor, making them both non-specific and mainly absorbed by hepatocytes in the liver when dosed systemically. Recent progress in re-targeting LNPs may allow for better delivery to cells beyond the liver, although meaningful liver absorption likely occurs.
•
Limited volume of distribution: Even when using AAV vectors for systemic delivery, therapeutically important targets like central nervous system cells see only limited transduction.
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

Applying Fusogens to in vivo Cell Engineering

Building on both our team’s deep understanding of fusogen biology and research in protein engineering, we are developing a technology designed to allow us to engineer the biological properties of these naturally occurring proteins. In doing so, we are developing a modular system that can specifically target numerous cell surface receptors and thereby deliver diverse therapeutic payloads to a variety of cell types.

Our current program uses fusogens derived from several viruses from the paramyxoviridae family. The fusogen protein complexes in this family are comprised of two proteins: the receptor recognition G protein and membrane fusion F protein. The combination of a fusogen with a delivery vehicle such as a gene therapy vector or lipid vesicle is referred to as a fusosome.

The diagram below depicts the mechanism of fusogen-mediated membrane fusion. This protein complex is found on the outer membrane of the fusosome (1). As the fusosome interacts with cells, only those with the target receptor will engage the G protein of the fusogen complex (2). The binding of the G protein to the receptor stimulates the F protein to initiate its membrane fusion activity. The F protein first partially unfolds to bind to the target membrane (3) and then refolds to bring the target and fusosome membranes in proximity (4), to ultimately promote membrane fusion (5), and subsequent payload delivery. This mechanism allows for endosome-independent delivery of the payload, a key differentiating factor versus many other systems, described in more detail below.

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

Immunogenicity. We focus our efforts on selecting fusogens for which the general population does not have pre-existing immunity.

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

C: Fusosome-mediated delivery of Cas9 nuclease machinery to target cells in vitro. Fusosomes with a broadly tropic fusogen (BaEVTR) were engineered to deliver a nuclease and gRNA as ribonucleic protein as a VLP, with the gRNA recognizing B2M target locus. Treatment of resting cord blood CD34+cells with fusosome resulted in 80-90% B2M knockout cells (as measured by flow cytometry seven days post addition of fusosome), corresponding to up to 93% of edited alleles as measured by high-throughput sequencing of the B2M locus. Two different batches of fusosomes were tested on CD34+ cells from the same donor and are represented as “Study 1” and “Study 2” in the figure.

Expanded payload capacity. Our current fusosome has approximately twice the genetic capacity of the commonly used AAV vectors. This greater payload size increases the potential for our fusosomes to address defects in larger genes or conditions when delivery of multiple genes may be required.

Durability limitations. We can engineer our fusosomes to deliver payloads that integrate into the target cell genome or that are non-integrating. Integrated payloads allow the genetic information transmitted by the vector to be propagated durably with the genetic material of the target cell when it undergoes cell division. Thus, conditions that require this type of genetic propagation, such as diseases arising from issues in essential genes that are functioning in growing tissues, or in T cell expansion occurring following target antigen recognition, can be better addressed through use of integrating payloads. Our preclinical studies have also demonstrated the ability of our fusosome system to deliver non-integrating gene-editing machinery, such as CRISPR, with this system. In this case, the payload does not integrate, but instead, this payload transiently delivers the machinery to permanently modify the DNA in the target cell, enabling us to make targeted, specific, and durable repairs to the genome of the target cell.

Execution in Manufacturing

Manufacturing of cell and gene therapies remains complex due to incumbent challenges in areas such as product consistency, process robustness, and scalability. Our fusosome approach has significant advantages over current solutions. Targeted delivery of complex payloads in vivo has the potential to create autologous, gene-modified cells without the complexities of ex vivo manufacturing. We believe that these therapies have the potential to have greater product consistency, improved scale, and lower costs than current autologous solutions. Currently, there are a number of therapies either approved or in development for ex vivo modification of autologous and allogeneic T cells. Additionally, vectors that deliver payloads to random or off-target cells not only create the risk for toxicities and immunogenicity, but they need meaningfully larger doses in order to ensure adequate delivery to the targeted cells. Our targeted delivery offers the potential for meaningfully lower doses, which could decrease scale needs in manufacturing. We are also investing across a number of areas to improve manufacturing scale, costs, consistency, and product quality in the near- and long-term.

Our in vivo Cell Engineering Pipeline

T Cell Fusosome Program (SG293)

Our most advanced CAR T cell fusosome product candidate is SG293, a CD8-targeted fusosome that delivers a CD19-directed CAR to target CD19+ cells that we are developing to treat patients with hematologic malignancies and autoimmune diseases.

Background on B Cell Malignancies

Non-Hodgkin lymphoma (NHL) is the most common cancer of the lymphatic system. NHL is not a single disease, but rather a group of several closely related cancers. Over 77,000 cases of NHL are diagnosed annually in the United States, and the most common subtype of NHL overall is diffuse large B cell lymphoma (DLBCL). DLBCL, if left untreated, may have survival measured in weeks or months. Other common subtypes of NHL include mantle cell lymphoma, follicular lymphoma, and marginal zone B cell lymphoma.

Acute lymphoblastic leukemia (ALL) is a type of leukemia that results from an uncontrolled proliferation of lymphoblasts, which are immature white blood cells. Lymphoblasts, which are produced in the bone marrow, cause damage and death by inhibiting the production of normal cells. Approximately 6,000 patients are diagnosed with ALL in the United States each year, and the vast majority of the approximately 1,500 ALL deaths per year occur in adults. Approximately 80% of cases of ALL in the United States and Europe are B cell ALL, which almost always involves cancer cells that express the CD19 protein. The five-year overall survival rate in ALL adults over the age of 60 is approximately 20%, and the median disease-free survival in patients with relapsed or remitting, or R/R, ALL after two or more lines of therapy is less than six months. B cell ALL is the most common cancer in children. Although children with ALL fare better than adults, children with R/R disease have poor outcomes. Because of the frequency of this disease, ALL remains a leading cause of death due to cancer in children.

Current Treatment Landscape and Unmet Need

First-line therapy for NHL typically consists of multi-agent cytotoxic drugs in combination with the monoclonal antibody rituximab. In younger patients with NHL who have good organ function, high dose chemotherapy followed by stem cell transplantation is often used. Patients often relapse, however, and since 2017, several therapeutics have been approved in the United States for the treatment of patients with R/R NHL who have received prior therapies. These approved therapies include CD19 autologous CAR T therapies tisagenlecleucel, axicabtagene ciloleucel and lisocabtagene maraleucel; CD20xCD3 bi-specific antibodies epcoritamab-bysp and glofitamab-gxbm; CD19 antibody drug conjugate therapy polatuzumab vedotin; and CD19 antibody tafasitamab. Two of these autologous CD19 CAR T products have been approved in second-line patients with R/R NHL after proving to be superior to standard of care in pivotal trials.

Cure rates for ALL patients have continued to increase over the last four decades, with pediatric ALL cure rates reaching greater than 80% in developed countries. This progress has been enabled by advances in combination chemotherapy, monitoring of minimal residual disease, expanded use of kinase inhibitors for Philadelphia chromosome-positive ALL, and the approval of tisagenlecleucel for R/R pediatric ALL. Adult patients fare much worse, however, with 5-year overall survival rates of approximately 20%, and there are still significant challenges managing R/R disease across all age groups. Multiple therapeutic candidates are in development for R/R patients, including proteasome inhibitors, antimetabolites, JAK inhibitors, and monoclonal antibodies, as well as autologous and allogeneic CAR T candidates.

As highlighted above, recent therapeutic advances across R/R B cell malignancies have led to a variety of treatment options and better patient outcomes. In particular, autologous surface protein-directed CAR T therapies have been highly effective in certain subsets of patients with R/R disease. However, not all patients have access to these novel therapies, and even if they able to obtain such access, many patients ultimately relapse following treatment and succumb to their cancer,

T Cell-Targeted Fusosome Approach

We believe that our T cell-targeted fusosome approach provides us with an opportunity to develop CAR T cell therapies that can be more broadly accessible to patients than currently available treatments. We also believe that the ability to deliver a payload encoding a CAR to a T cell inside the body has the potential for improved effectiveness and safety over ex vivo manufactured CAR T cell products. Our first fusosome program will deliver the CAR gene using fusogens that directly and specifically target the CD8 co-receptor on T cells following a single intravenous injection. We believe that this approach could result in the generation of therapeutically active CAR T cells without the complexities and delays associated with the process of T cell collection and ex vivo manufacturing. Furthermore, ex vivo expansion in the presence of high cytokine concentrations, although necessary for the manufacture of approved CAR T cell products, also contributes to marked changes in T cell quality that may not be therapeutically beneficial. We believe the generation of an in vivo CAR T cell, within the natural physiological environment, has the potential to improve the quality of the CAR T cell generated, which may ultimately improve both efficacy and the side effect profile. Finally, the effectiveness of ex vivo manufactured CAR T cells is dependent on the administration of a lymphodepleting preparative regimen prior to infusion to facilitate expansion of the CAR T cell product, which can have meaningful adverse safety implications. We do not expect to use a lymphodepleting regimen pre-exposure to in vivo delivery of the CAR gene.

Preclinical Data

Our preclinical data have demonstrated that fusosomes can deliver a genetic payload specifically and efficiently to human T cells in culture, as well as in immunodeficient mice with intraperitoneally-injected human PBMCs that have been infused with a single dose of a fusosome. The T cells can be categorized into functional subsets based on the expression pattern of cell surface molecules. CD3 is a protein expressed on all T cells, CD4 is expressed on helper T cells that primarily activate T and B cells to carry out their function, and CD8 is found on cytotoxic T cells that primarily kill cancerous or virally infected cells. We generated fusogens against these three cell-surface molecules and have demonstrated that we can deliver a marker gene to cells bearing these cell surface proteins in vitro.

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

A prior candidate from our fusogen platform, SG299, a CD8-targeting fusogen that cross reacts with CD8 in most NHP species, included a CD19 CAR gene that encoded for a CD19-targeted CAR that does not cross-react with NHP CD19. In a GLP toxicology study conducted in nemestrina macaques, a single intravenous injection of SG299 demonstrated selective, dose-dependent gene delivery to target CD8+ T cells as measured by integrated vector copy number. The level of gene delivery was consistent with up to 20% of target cells receiving CAR transgene at the highest dose level. Tissue analysis showed minimal to no quantifiable presence in non-target tissues, including the liver and gonadal tissue. No infusion-related toxicity or CAR-associated toxicity (cytokine release syndrome or neurotoxicity) was observed. Because the CD19 CAR does not cross-react with nemestrina CD19, we were unable to explore CAR T expansion kinetics or efficacy in depleting target cells in this experiment.

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

Taken together, these results suggested that SG299 could be safely dosed in NHPs and had the potential to deliver a CAR transgene that could result in deep and durable depletion of B cells without lymphodepletion.

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
10-1
10-2
10-3
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
% CAR Positive CD8^{+} T Cells
50
40
30
20
10
0
-7
0
7
14
21
28
Study Day

Surrogate SG299 and Additional Component Results in Deep B cell Depletion in Peripheral Blood in NHPs

Control n=3
NHP 1
NHP 2
1000
800
600
400
200
0
CD20$^+$ Count/uL WB
Pre
0
1
2
3
4
Study Week

Surrogate SG299 with additional component leads to T cell transduction, CAR expansion, and B cell depletion. Cynomolgus macaques were injected intravenously with a SG299 surrogate delivering a CD20 CAR transgene in combination with an additional component. Presence of CAR T cell and B cells were evaluated by flow cytometry up to 28 days post-fusosome treatment.

Upper panel: Cellular kinetics of CD8+ CAR+ cells in peripheral blood.

Lower panel: CD20+ B-cell counts per volume of blood (uL) in peripheral blood. N=3 for vehicle control, N=2 for SG299 surrogate plus additional component. Mean+/-SD of the controls and individual treated animals shown.

Surrogate SG299 and Additional Component Results in Deep B cell Depletion in Peripheral Blood in NHPs

B cell clearance in lymph nodes without lymphodepletion. Lymph nodes from cynomolgus macaques injected intravenously with an SG299 surrogate delivering a CD20 CAR transgene in combination with an additional component. Biopsy performed on day 28 post-injection in one control animal and two treated animals. Tissues were analyzed by immunohistochemistry. Brown, anti-CD20; blue, hematoxylin; black, tattoo ink.

SG293

We next incorporated the findings from these as well as several other studies into our next-generation product, SG293, which has several important changes when compared to SG299 while retaining the CD19 CAR. First, SG293 utilizes a fusogen from a different paramyxovirus, which in preclinical models has demonstrated enhanced potency and specificity. Second, SG293 incorporates an activation signal on the surface of the fusosome to enhance CAR expression and early potency post-transduction. Third, we have made several changes to the manufacturing process to minimize the expression of the CAR transgene on the fusosome surface, which we have shown in animal models decreases the risk of an immune response to the CAR, as well as improve safety. We believe these changes will enhance efficacy, safety, and manufacturability.

In January 2026, we shared data from a preclinical study using a surrogate for SG293 that delivers a CD20 CAR capable of targeting NHP B cells in cynomolgus macaques. No lymphodepletion was administered to the NHPs in this study. A single intravenous injection of SG293 to these NHP resulted in robust in vivo generation of CAR T cells and deep B cell depletion in the peripheral blood and lymph nodes. The B cell depletion was further confirmed by lymph node biopsies showing clearing of B cells as well as by a “reset” of the NHPs’ B cell repertoire toward naïve B cells. We believe that deep B cell depletion in this preclinical model is the most significant biomarker for potential efficacy in patients with B cell cancers and B cell-mediated autoimmune diseases. Separately, in vitro studies using SG293 have shown selective gene delivery to CD8+ T cells with minimal or undetectable off-target transduction in tissues such as the liver and gonadal tissue, supporting the specificity of SG293. We continue to evaluate SG293 in other preclinical studies.

Surrogate SG293 NHP Study Design

Surrogate SG293 Transduces CD8+ T Cells in NHPs with Expansion over 7-28 Days

Controls
NHP1
NHP2
CAR T cells/µL WB
10000
1000
100
10
1
Pre
0
2
4
6
8
Study Week

Surrogate SG293 Results in Deep B Cell Depletion in Peripheral Blood in NHPs

Controls
NHP1
NHP2
CD20+ Cells/µL WB
1500
1000
500
50
40
30
20
10
0
Pre
0
2
4
6
8
Study Week

Surrogate SG293 Results in Deep B Cell Depletion in NHP Lymph Node

B cell clearance in lymph nodes without lymphodepletion. Lymph nodes from cynomolgus macaques injected intravenously with an SG293 surrogate delivering a CD20 CAR transgene. Biopsy performed three-weeks post-injection in one control animal and two treated animals. Tissues were analyzed by immunohistochemistry. Brown, anti-CD20; blue, hematoxylin; black, tattoo ink.

Surrogate SG293 Results in B Cell “Reset” in NHPs

Vec Ctrl
NHP1
NHP2
% of CD20+
0
20
40
60
80
100
D-7
D35
D42
Double negative (IgD-/CD27-)
Naïve (IgD+/CD27-)
Unswitched Mem (IgD+/CD27+)
Switched Mem (IgD-/CD27+)
Transitional (CD10+)

B cell reset in nonhuman primates (NHPs) is illustrated by the depletion of circulating and lymphoid tissue B cells following a single intravenous administration of an SG293 surrogate, followed by repopulation of the B cell compartment with a predominance of naïve B cells. In these studies, B cell reconstitution was characterized by an increased proportion of IgD⁺/CD27⁻ naïve B cells relative to memory B cell subsets, consistent with a resetting of the B cell repertoire.

SG293 Demonstrates Greater in vitro Specificity for On‑Target Cells Compared to a Targeted VSV‑G Fusogen

RevCD19CAR+miRNA-Research Grade
Cell Lines
ON-target (CD8+) → SupT1
Low phagocytic activity
Jurkat/J45
Raji
Nalm6
High phagocytic activity
Caco-2
293LX
Hulec
Huvec
THP1
Renal epithelial
Lymphatic endothelial
Pulmonary alveolar epithelial
Liver endothelial
PHH donor 1
PHH donor 2
PHH donor 3
CD34+ donor 1 (resting)
CD34+ donor 1 (activated)
CD34+ donor 2 (resting)
CD34+ donor 2 (activated)
11.476
4.505
5.140
0.013
0.015
0.270
0.017
0.239
0.324
0.013
0.031
0.242
0.017
0.312
30.473
0.023
0.713
25.971
0.026
0.007
6.169
0.011
0.093
39.465
0.019
0.294
11.686
0.041
0.168
45.300
0.004
0.097
29.101
0.014
0.016
3.518
0.004
0.097
29.101
0.474
2.052
20.705
0.063
1.733
25.705
0.126
1.264
7.051
0.028
0.005
0.039
0.008
0.002
0.004
0.009
0.002
0.016
0.001
1.165e-004
2.917e-004
SG293
SG299
bIVSVG-CD8coD
VCN/diploid Genome
40
30
20
10
@10TU/cell

In vitro assessment of fusogen‑mediated gene delivery across on‑target and off‑target cell types. Shown is vector copy number (VCN) per diploid genome following exposure of indicated human cell lines and primary cells to SG293, SG299, or a blinded VSV‑G fusogen control. On‑target cells represent CD8⁺ T‑cell surrogates, while off‑target cells include cell lines and primary cells with low or high phagocytic activity, endothelial cells, epithelial cells, hepatocytes, and CD34⁺ hematopoietic progenitor cells under resting and activated conditions. Data illustrate selective gene delivery by SG293 to on‑target cells with lower relative transduction of off‑target cell types compared to the targeted VSV‑G fusogen under the tested conditions.

Development Plan and Key Next Steps

We intend to develop SG293 initially in B cell cancers such as non-Hodgkin lymphoma and acute lymphoblastic leukemia. If we generate appropriate safety and efficacy signals in these settings, we intend to expand testing into B cell mediated autoimmune diseases such as lupus. We are also developing in vivo CAR T therapies toward other targets, such as B cell maturation antigen ( BCMA), though we plan to learn from initial clinical experience with SG293 before advancing therapies for other targets into human testing. We intend to begin clinical testing and generate initial clinical data for SG293 as early as this year.

Manufacturing Strategy and Approach

Although the field of cell and gene therapy has had a number of successes with innovative therapies, the challenges of manufacturing at industrial scale have limited access for patients in need. As was the case during the initial development of recombinant biologics, an improvement in our ability to characterize these products will be essential to increasing patient access. It is especially critical to have an in-depth understanding of the impact of manufacturing processes on the product quality attributes and resulting clinical performance of the product.

From inception, we have recognized the key role manufacturing plays in enabling access to these innovative engineered cells as medicines. Two areas of particular focus are product analytical and biological characterization, leading to a better definition of critical product attributes, as well as process understanding, leading to better control the impact of process parameters on these critical product attributes.

We have developed a manufacturing strategy with early investments in people, technology, and infrastructure, which requires:

•
establishing a team with diverse experience and talent with extensive knowledge of both the process and analytical sciences in the field of cell and gene therapy, as well as CMC product development expertise from preclinical to global commercialization;
•
establishing manufacturing platforms for our ex vivo and in vivo product candidates; and
•
establishing infrastructure from lab bench to a GMP manufacturing and supply chain network.

To support our development activities, we have established process development for our iPSC-derived and fusogen platform therapies. Although our manufacturing processes for these therapies vary, they also share some common challenges and opportunities. For example, product characterization and analytical development are critical, and these capabilities are largely fungible across processes. In addition, we are focusing on key areas in our iPSC-derived therapy processes to enable scaled manufacturing. For stem-cell derived therapies, such as islet cells, we are focusing on developing a scalable process and analytical technologies to characterize stability of the starting cells, end cell products, and critical product quality attributes.

Competition

Other companies have stated that they are developing cell and gene therapies that may address type 1 diabetes, oncology, and B cell mediated autoimmune disorders. Some of these companies may have substantially greater financial and other resources than we have, such as larger research and development staff and well-established marketing and salesforces or may operate in jurisdictions where lower standards of evidence are required to bring products to market. For example, we are aware that some of our competitors, including AbbVie Inc., Allogene Therapeutics, Inc., Aspect Biosystems Ltd., AstraZeneca PLC, Bristol-Myers Squibb Company, Cabaletta Bio, Inc., Caribou Biosciences, Inc., Century Therapeutics, Inc., CRISPR Therapeutics AG, Eli Lilly and Company, Gilead Sciences, Inc., Johnson & Johnson, Kelonia Therapeutics, Inc., Kyverna Therapeutics, Inc., Legend Biotech Corporation, Novartis AG, Roche Holding AG, Umoja Biopharma, Inc., and Vertex Pharmaceuticals Inc., might be conducting small- or large-scale clinical trials for therapies that could be competitive with our ex vivo and in vivo programs. Among companies pursuing ex vivo and in vivo cell engineering, we believe we are substantially differentiated by our robust intellectual property portfolio, extensive research, rigorous and objective approach, and multidisciplinary capabilities.

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

We have in-licensed and own numerous patents and patent applications, which include claims directed to compositions, methods of use, processes, dosing, and formulations, and possess substantial know-how and trade secrets relating to the development and commercialization of our ex vivo and in vivo cell engineering platforms and related product candidates, including related manufacturing processes. As of January 2026, our in-licensed and owned patent portfolio consisted of approximately 48 licensed or owned United States issued patents, approximately 57 licensed United States pending patent applications, and approximately 70 owned United States pending patent applications, as well as approximately 101 licensed patents issued in jurisdictions outside of the United States, approximately 234 licensed patent applications pending in jurisdictions outside of the United States, and approximately 238 owned patent applications pending in jurisdictions outside of the United States (including approximately 26 owned pending Patent Cooperation Treaty (PCT) applications) that, in many cases, are counterparts to the foregoing United States patents and patent applications. The patents and patent applications outside of the United States in our portfolio are held primarily in Europe, Canada, China, Japan, and Australia. For information related to our in-licensed intellectual property, see the subsection below titled “—Key Intellectual Property Agreements.”

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

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States and in many jurisdictions worldwide have a term that extends to 20 years from the earliest non-provisional filing date. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the Unites States Patent and Trademark Office (USPTO) in examining and granting a patent counterbalanced by delays on the part of a patentee, or may be shortened if a patent is terminally disclaimed over another patent. In addition, in certain instances, the term of a United States patent that covers an FDA-approved drug may also be eligible for patent term extension, which recaptures a portion of the term effectively lost due to the testing and regulatory review periods required by the FDA. The patent term extension period cannot be longer than five years, and the total patent term, including the extension, cannot exceed 14 years following FDA approval. There is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted for our patents, and, if granted, the length of such extensions. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. However, the actual protection afforded by a patent varies on a product-by-product and country-to-country basis and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the validity and enforceability of the patent, and the availability of legal remedies in a particular country.

Our patents issued as of January 2026 have terms expected to expire on dates ranging from 2029 to 2042. If patents are issued on our patent applications pending as of January 2026, the resulting patents are projected to expire on dates ranging from 2033 to 2046. As discussed elsewhere in this Annual Report, we are currently prioritizing development of our SC451 program for the treatment of type 1 diabetes, which uses our hypoimmune technology, and our SG293 program for the treatment of B cell-mediated diseases, which uses our fusogen technology.

There are approximately four patent families containing granted patents that are currently material to our SC451 program, which are licensed to us. The first patent family includes patents granted in the United States and Australia, which include composition of matter, use, and process protection, and the last of which is currently expected to expire in 2036. The second patent family includes patents granted in Australia and New Zealand, which include composition of matter, use, and process protection, and the last of which is currently expected to expire in 2038. The third patent family includes patents granted in the United States and Israel, which include composition of matter and process protection, and the last of which is currently expected to expire in 2041. The fourth patent family includes patents granted in Australia and Japan, which include composition of matter, use, and process protection, and the last of which is currently expected to expire in 2039. Each of these patent families also includes pending patent applications in other jurisdictions.

There are approximately two patent families containing granted patents that are currently material to our SG293 program, which are licensed to us. The first patent family includes patents granted in the United States, Australia, Europe, Hong Kong, Israel, Japan, Korea, Mexico, and Singapore, which include composition of matter, use, and process protection, and the last of which is currently expected to expire in 2039. The second patent family includes patents granted in Australia, Japan, and Korea, which include composition of matter, use, and process protection, and the last of which is currently expected to expire in 2039. Each of these patent families also includes pending patent applications in other jurisdictions.

In some instances, we submit patent applications directly to the USPTO as provisional patent applications. Provisional patent applications were designed to provide a lower-cost first patent filing in the United States. Corresponding non-provisional patent applications must be filed not later than 12 months after the provisional application filing date. The corresponding non-provisional application benefits in that the priority date(s) of this patent application is/are the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the later non-provisional application filing date. This system allows us to obtain an early priority date, add material to the patent application(s) during the priority year, obtain a later start to the patent term, and to delay prosecution costs, which may be useful in the event that we decide not to pursue examination of an application. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

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

We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors, including the extent of the prior art, the novelty and non-obviousness of the invention, and the ability to satisfy the enablement requirement of patent laws. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted or further altered even after patent issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our future product candidates or for our technology platforms. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Further, any patents that we hold may be challenged, circumvented, or invalidated.

The area of patent and other intellectual property rights in biotechnology continues to evolve and has many risks and uncertainties. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of allowable patent claims in the fields of cell and gene therapy has emerged in the United States. Companies' patent positions outside of the United States can be even more uncertain. Changes in either the patent laws or their interpretation in the United States and worldwide may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our ability to obtain and enforce patent claims that cover our technologies, inventions, and improvements. With respect to both our in-licensed and owned intellectual property, we cannot be sure that patents will be granted with respect to any pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our products and the methods used to manufacture those products. Moreover, our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products, as third parties may have blocking patents that could prevent us from commercializing our patented product candidates and practicing our proprietary technology. It is uncertain whether the issuance of any patent to a third party would require us to alter our development or commercial strategies, products, or processes, obtain licenses, or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our products may have a material adverse impact on us. If third parties file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or limit the length of the term of patent protection that we may have for our product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may face competition for our product candidates. Moreover, because of the extensive time required for development, testing, and regulatory review of a potential product candidate, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. Patent disputes are sometimes interwoven into other business disputes.

As of January 2026, our registered trademark portfolio contained approximately 25 registered trademarks and pending trademark applications, consisting of approximately three registered trademarks in the United States and approximately 21 registered trademarks and approximately one pending trademark application in the following countries through both national filings and under the Madrid Protocol: Australia, Canada, China, European Union, India, Japan, Republic of Korea, the United Kingdom, Singapore, and Switzerland.

We may also rely, in some circumstances, on confidential information, including trade secrets, to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, advisors, or other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For additional information regarding this and more comprehensive risks related to our proprietary technology, inventions, improvements, and products, see the subsection titled “Risk Factors —Risks Related to Intellectual Property and Information Technology.”

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

Pursuant to the Harvard Agreement, we paid Harvard an upfront fee of $3.0 million, and we issued 2.2 million shares of our Series A-2 convertible preferred stock (which converted to shares of our common stock in connection with our initial public offering) to Harvard as partial consideration for the licenses granted under the Harvard Agreement. Additionally, we paid $6.0 million to Harvard in connection with the issuance of shares of our Series B convertible preferred stock. We paid Harvard annual license maintenance fees of $20,000 for 2019, $50,000 for 2020, and $100,000 for each of 2021, 2022, 2023, 2024, 2025, and 2026, and we are required to pay annual license maintenance fees of $100,000 for each calendar year thereafter for the remainder of the term. We are required to pay Harvard up to an aggregate of $15.2 million per Harvard Product upon the achievement of certain specified development and regulatory milestones for up to a total of five Harvard Products, or an aggregate total of $76.0 million for all five Harvard Products. These milestone payments would double if we undergo a change of control. We are also obligated to pay, on a product-by-product and country-by-country basis, royalties in the low single-digit percentage range on quarterly net sales of Harvard Products covered by licensed patent rights, and a lower single-digit percentage royalty on quarterly net sales of Harvard Products not covered by licensed patent rights. The royalty rates with respect to Harvard Products covered by licensed patent rights are also subject to specified and capped reductions for loss of market exclusivity and for payments owed to third parties with respect to patent rights which cover Harvard Products in the territory. We are also obligated to pay Harvard a percentage of certain sublicense income ranging from the high single-digit to low double-digit percentage range. Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the Harvard Agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of December 31, 2025, a Harvard Success Payment had not been triggered.

The Harvard Agreement will expire upon the expiration of the last-to-expire valid claim within the licensed patent rights or, if later, at the end of the final royalty term, which is determined on a Harvard Product-by-Harvard Product and country-by-country basis, and is the later of (i) the date on which the last valid claim within the licensed patent rights covering such Harvard Product in such country expires, which we expect to occur in 2039, (ii) expiry of regulatory exclusivity for such Harvard Product in such country, or (iii) ten years from the first commercial sale of such Harvard Product in such country. We also have the right to terminate the Harvard Agreement in its entirety for any reason upon 45 days’ prior written notice to Harvard. Either party may terminate the Harvard Agreement upon a material breach by the other party that is not cured within 60 days after receiving written notice thereof. Harvard may terminate the Harvard Agreement upon written notice in the event of our bankruptcy, insolvency, or similar proceedings. If we terminate the Harvard Agreement for convenience, our obligations to pay milestones and royalties with respect to Harvard Products that are not then covered by licensed patent rights will survive for the remainder for the applicable royalty term. If the Harvard Agreement is terminated for any reason, then sublicensees, other than our affiliates or sublicensees in material default or at fault for the termination, have the right to enter into a direct license with Harvard on substantially the same non-economic terms and on economic terms providing for the payment to Harvard of the consideration that would otherwise have been payable if the Harvard Agreement and the sublicense were not terminated.

License Agreement with UCSF

In January 2019, we entered into a license agreement (as amended, the UCSF Agreement) with The Regents of the University of California (The Regents) acting through its Office of Technology Management, University of California San Francisco (UCSF), pursuant to which we obtained an exclusive license to inventions related to immunoengineered pluripotent cells and derivatives claimed in United States and international patents and patent applications (UCSF Patent Rights) by The Regents. The UCSF Agreement grants us rights to make, have made, use, sell, offer for sale and import licensed products that are covered by such UCSF Patent Rights, provide licensed services, practice licensed methods, and otherwise practice under the UCSF Patent Rights, for use in humans only, in the United States and other countries where The Regents is not prohibited by applicable law from granting such rights under such UCSF Patent Rights. We have the right to sublicense our rights granted under the UCSF Agreement to third parties subject to certain terms and conditions. We use these license rights in our ex vivo cell engineering platform that relies on our hypoimmune technology.

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

The Regents reserves and retains the right to make, use, and practice the inventions, and any related technology, and to make and use any products and to practice any process that is the subject of the UCSF Patent Rights (and to grant any of the foregoing rights to other educational and non-profit institutions) for educational and non-commercial research purposes, including publications and other communication of research results. This reservation of rights does not limit our ability to pursue our programs and product candidates.

Pursuant to the UCSF Agreement, we paid an upfront license fee of $100,000 to The Regents, and we issued The Regents 0.7 million shares of our Series A-2 convertible preferred stock (which converted to shares of our common stock in connection with our initial public offering). In addition, we entered into an amendment to the UCSF Agreement in December 2020, pursuant to which we issued 37,500 shares of our common stock to The Regents. We are required to pay annual license maintenance fees of $40,000 per year. This fee will not be due if we are selling or exploiting licensed products or licensed services and paying an earned royalty to The Regents on net sales of such licensed products or licensed services. We are also required to pay The Regents up to an aggregate of $2.45 million per licensed product upon the achievement of certain specified development and regulatory milestones for the first five licensed products and half such amount for the second five licensed products, for an aggregate total of $18.4 million in development and regulatory milestone payments. Additionally, we are required to pay The Regents up to an aggregate of $0.5 million per licensed product upon the achievement of certain commercial milestones for the first five licensed products and half such amount for the second five licensed products, for an aggregate total of $3.75 million in commercial milestone payments. With respect to each licensed product, licensed service, or licensed method, we are obligated to pay, on a country-by-country basis, tiered royalties on net sales with percentages in the low single-digits. The royalty rates are subject to specified capped reductions for payments owed to unaffiliated third parties in consideration for patent rights, or patent rights together with know-how, in order to practice licensed methods or to make, have made, use sell, offer to sell, or import licensed products or licensed services. We are required to pay to The Regents a minimum annual royalty of $100,000 beginning with the year of the first sale of a licensed product or licensed service and ending upon the expiration of the last-to-expire UCSF Patent Right. This amount will be credited against any earned royalty due for the 12-month period for which the minimum payment was made and will be pro-rated under certain circumstances. We are also obligated to pay The Regents a percentage of certain non-royalty sublicense income ranging from the low double-digits to mid-twenties.

The UCSF Agreement will expire on expiration or abandonment of the last valid claims within the UCSF Patent Rights, which we expect to occur in 2040. The Regents has the right to terminate the Agreement if we fail to cure or discontinue a material breach within 60 days of receiving a notice of default. We have the right to terminate the UCSF Agreement in its entirety or under certain UCSF Patent Rights on a country-by-country basis at any time by providing 60 days’ notice of termination to The Regents. The UCSF Agreement will automatically terminate in the event of our bankruptcy that is not dismissed within a specified time period. The Regents may immediately terminate the Agreement upon written notice if we file a non-defensive patent challenge. The termination of the UCSF Agreement will not relieve us of obligations to pay any fees, royalties, or other payments owed to The Regents at the time of such termination or expiration, including the right to receive earned royalties. If the UCSF Agreement is terminated for any reason, then, upon the request of any sublicensee, The Regents will enter into a direct license with such sublicensee on the same terms as the UCSF Agreement, taking into account any difference in license scope, territory, and duration of sublicense grant, provided that such sublicensee is not at the time of such termination in breach of its sublicensing agreement and is not at the time of such termination an opposing party in any legal proceeding against The Regents.

2019 License Agreement with Washington University

In November 2019, we entered into an exclusive license agreement (the 2019 WU Agreement) with Washington University, pursuant to which we obtained an exclusive sublicensable, non-transferable, worldwide license under certain Washington University patent rights related to genetically engineered hypoimmunogenic stem cells to research, develop, make, have made, and sell products, the manufacture, use, sale or import of which by us or our sublicensees would, in the absence of the 2019 WU Agreement, infringe at least one valid claim of the licensed patent rights (WU Hypoimmune Products).

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

Washington University retains the right to make, have made, use, and import WU Hypoimmune Products in fields relating to diagnosis, prevention, and treatment of human diseases or disorders for research and educational purposes, including collaboration with other nonprofit entities, but excluding any commercial purposes, and such retained rights do not limit our ability to pursue our programs and product candidates. Washington University retains all rights not granted to us under the patent rights licensed to us under the 2019 WU Agreement. In addition, the 2019 WU Agreement is subject to certain rights retained by the United States government, including the requirement that licensed products sold in the United States be substantially manufactured in the United States.

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

The 2019 WU Agreement will expire upon the last-to-expire valid claim under the licensed patent rights, which we expect to occur in 2038. We have the right to terminate the 2019 WU Agreement for any reason upon 90 days’ prior written notice to Washington University. Washington University may terminate the 2019 WU Agreement upon our material breach that is not cured within 30 days after receiving written notice thereof. In addition, Washington University may terminate the 2019 WU Agreement (i) upon 30 days’ written notice if we fail to achieve certain development, regulatory, or commercial diligence milestones and are unable to resolve Washington University’s concerns through good faith negotiations in accordance with the 2019 WU Agreement, (ii) upon our bankruptcy or insolvency, or (iii) if an order is made or a notice is issued convening a meeting of our stockholders to consider the passing of a resolution of our winding up or a resolution is passed for our winding up (in each case, other than for the purpose of amalgamation or reconstruction). If the 2019 WU Agreement terminates prior to the expiration of the last-to-expire licensed patent rights, we agreed (i) to promptly discontinue the exportation of licensed products, (ii) to promptly discontinue the manufacture, sale, and distribution of the licensed products, (iii) to promptly destroy all licensed products in inventory, and (iv) not to manufacture, sell, or distribute licensed products until the expiration of the applicable last-to-expire licensed patent rights.

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

The 2020 WU Agreement will expire upon the last-to-expire valid claim under the licensed patent rights, which we expect to occur in 2039. We have the right to terminate the 2020 WU Agreement for any reason upon 90 days’ prior written notice to Washington University. Washington University may terminate the 2020 WU Agreement upon our material breach that is not cured within 30 days after receiving written notice thereof. In addition, Washington University may terminate the 2020 WU Agreement (i) upon 30 days’ written notice if we fail to achieve certain development, regulatory, or commercial diligence milestones and are unable to resolve Washington University’s concerns through good faith negotiations in accordance with the 2020 WU Agreement, (ii) upon our bankruptcy or insolvency, or (iii) if an order is made or a notice is issued convening a meeting of our stockholders to consider the passing of a resolution of our winding up or a resolution is passed for our winding up (in each case, other than for the purpose of amalgamation or reconstruction). If the 2020 WU Agreement terminates prior to the expiration of the last-to-expire licensed patent rights, we agreed (i) to promptly discontinue the exportation of licensed products, (ii) to promptly discontinue the manufacture, sale and distribution of the licensed products, (iii) to promptly destroy all licensed products in inventory, and (iv) not to manufacture, sell, or distribute licensed products until the expiration of the applicable last-to-expire licensed patent rights.

License Agreement with FCDI

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

Pursuant to the FCDI Agreement, we agreed to pay FCDI an upfront fee of $1.0 million, annual license maintenance fees, and license fees of up to $500,000 per indication for one certain cell type or up to $350,000 per indication for certain other cell types. We are required to pay FCDI up to an aggregate of $28.5 million per indication upon the achievement of certain specified development and regulatory milestones for up to a total of three indications and up to an aggregate of $14.25 million in specified development and regulatory milestones for each additional indication. We are also required to pay up to an aggregate of $8.8 million per product upon the achievement of certain specified commercial milestones. In addition, we are obligated to pay royalties on worldwide annual net sales of the relevant products in the low- to mid-single digits, which obligation shall commence upon the first commercial sale of a relevant product and shall expire after 15 years on a product-by-product and country-by-country basis. The royalty rates are also subject to reduction upon certain other events.

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

License Agreement with Beam

In October 2021, we entered into an option and license agreement (as amended, the Beam Agreement) with Beam Therapeutics, Inc. (Beam), pursuant to which Beam granted us a non-exclusive license to use Beam’s proprietary CRISPR Cas12b nuclease editing technology for a specified number of gene editing targets to research, develop, and commercialize engineered cell therapy products that (i) are directed to certain antigen targets, with respect to allogeneic T cell products, or (ii) comprise certain human cell types, with respect to stem cell-derived products. We are permitted to use the CRISPR Cas12b system to modify or introduce, ex vivo, selected genetic sequences with respect to licensed products. The Beam Agreement excludes any rights to base editing using the CRISPR Cas12b system.

Pursuant to the Beam Agreement, we originally had the option, for a period of one year from the effective date of the Beam Agreement, to select additional antigen targets, with respect to allogeneic T cell products, or human cell types, with respect to stem cell-derived products, in each case, upon our payment of an option payment of $10.0 million per antigen target or cell type. We subsequently amended the Beam Agreement in July 2022 to extend the term of the option period and to add certain additional rights to the scope of the license for the purpose of supporting research and development of licensed products, and amended the Beam Agreement again in March 2023 to further extend such option period. In April 2024, we further amended the Beam Agreement to further extend such option period and increase the amount of the option payment, and we subsequently amended the Beam Agreement, effective October 2024, to replace certain antigen targets. Subject to certain limitations, (i) until the expiration of such option period, we had the right to elect to replace an antigen target, with respect to allogeneic T cell products, or human cell type, with respect to stem cell-derived products previously selected by us, and (ii) for a period of three years from the effective date of the Beam Agreement, we had the right to select new gene editing targets, or replace gene editing targets previously selected by us, with respect to any licensed product.

Pursuant to the Beam Agreement, we paid Beam an upfront payment of $50.0 million. Additionally, with respect to each licensed product, we will be obligated to pay to Beam up to $65.0 million in specified developmental and commercial milestones. We will also be obligated to pay to Beam an aggregate royalty, including any royalty owed by Beam to its licensor, on a licensed product-by-licensed product and country-by-country basis, in the low to mid-single-digits, subject to reduction in certain circumstances, on net sales of each licensed product until the latest of (i) the expiration of certain patents covering such licensed product in the applicable country, which we expect to occur in 2039, (ii) the date on which any applicable regulatory exclusivity, including orphan drug, new chemical entity, data or pediatric exclusivity, with respect to such licensed product expires in such country, or (iii) the 10th anniversary of the first commercial sale of such licensed product in such country.

Unless earlier terminated by either party, the Beam Agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of our payment obligations with respect to each licensed product thereunder. We may terminate the Beam Agreement in its entirety or on an antigen target-by-antigen target basis (with respect to allogeneic T cell licensed products), on a cell type-by-cell type basis (with respect to stem cell-derived licensed products), or on a licensed product-by-licensed product basis, in each case, upon (i) 90 days’ advance written notice, if such notice is provided prior to the first commercial sale of a licensed product, or (ii) 180 days’ advance written notice, if such notice is provided after the first commercial sale of a licensed product. Either party may terminate the Beam Agreement with written notice for the other party’s material breach if such breaching party fails to timely cure the breach with respect to the country in which such material breach relates. Beam may terminate the Beam Agreement in its entirety if we or our affiliates or sublicensees commence a legal action challenging the validity, patentability, enforceability, or scope of any of the patent rights licensed to us thereunder. Either party also may terminate the Beam Agreement in its entirety upon certain insolvency events involving the other party.

In Vivo Cell Engineering Platform

Cobalt Acquisition

In February 2019, we acquired all of the outstanding equity interests in Cobalt Biomedicine, Inc. (Cobalt), a privately-held early-stage biotechnology company, in consideration of the issuance of 36.4 million shares of our Series A-2 convertible preferred stock, valued at $136.0 million. Of the 36.4 million shares of Series A-2 convertible preferred stock issued, 12.1 million shares were contingent on the achievement of a pre-specified development milestone, which was achieved in July 2019. Pursuant to the terms and conditions of the Cobalt acquisition agreement (the Cobalt Merger Agreement), we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain pre-specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application or new drug application for a product based on the fusogen technology. A valuation measurement date would also be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As a result of the Cobalt transaction, we obtained licenses to various technologies and intellectual property rights that relate to the development of our fusogen technology and related fusosome programs, including exclusive license agreements with Flagship Pioneering Innovations V, Inc. (Flagship) and La Societe Pulsalys (Pulsalys), as well as several exclusive options to enter into exclusive license agreements, including one such option with The Regents of the University of California acting through The Technology Development Group of the University of California, Los Angeles (UCLA), with which we later entered into an exclusive license agreement.

License Agreement with Flagship

In February 2016, Cobalt entered into an agreement (as amended, the Flagship Agreement) with Flagship, pursuant to which (i) Cobalt irrevocably and unconditionally assigned to Flagship all of its right, title and interest in and to certain foundational intellectual property developed by Flagship Pioneering, Inc. (Flagship Management) during the exploration and/or proto-company phase of Cobalt prior to its spin-out from Flagship (the Managerial Agreement), as set forth in the Flagship Agreement (such foundational intellectual property, the Fusogen Foundational IP), and (ii) Cobalt obtained an exclusive, worldwide, royalty-bearing, sublicensable, transferable license from Flagship under such Fusogen Foundational IP to develop, manufacture, and commercialize any product or process or component thereof, the development, manufacturing and commercialization of which would infringe at least one valid claim of Fusogen Foundational IP absent the license granted under the Flagship Agreement (Fusogen Products) in the field of human therapeutics during the term of the Flagship Agreement. In addition, Flagship irrevocably and unconditionally assigned to Cobalt all of its right, title, and interest in and to any and all patents claiming any inventions conceived (i) solely by Flagship Management or jointly by Flagship Management and Cobalt, (ii) after Cobalt’s spinout from Flagship, and (iii) as a result of activities conducted pursuant the Managerial Agreement or other participation of Flagship Management in Cobalt’s affairs, but excluding Fusogen Foundational IP. We use the rights granted by Flagship under the Flagship Agreement in our fusogen platform and related therapeutic product candidates. The license granted to Fusogen Foundational IP is contingent upon Cobalt’s compliance with its obligations under the Flagship Agreement. Under the Flagship Agreement, Cobalt also granted Flagship a non-exclusive, worldwide, royalty-free, fully paid, sublicensable license to practice the Fusogen Foundational IP within the field of human therapeutics solely to perform under the Managerial Agreement.

Pursuant to the Flagship Agreement, Cobalt is obligated to pay, on a Fusogen Product-by-Fusogen Product and jurisdiction-by-jurisdiction basis, royalties in the low single-digit percentage on net sales of Fusogen Products. The Flagship Agreement will expire on the expiration of the last-to-expire royalty term, which is determined on a Fusogen Product-by-Fusogen Product and jurisdiction-by-jurisdiction basis, and occurs on the earlier of (i) the expiration of the last valid claim of any Fusogen Foundational IP covering such Fusogen Product, which we expect to occur in 2041, or (ii) the date on which the last applicable additional milestone payment has been made in accordance with the Cobalt Merger Agreement. Upon expiration of the royalty term with respect to a Fusogen Product in any jurisdiction and payment in full of all amounts owed under the Flagship Agreement for such Fusogen Product, the license granted to us will automatically convert into a non-exclusive, fully paid-up license for such Fusogen Product in such jurisdiction. We have the right to terminate the Flagship Agreement in its entirety for convenience upon 60 days' written notice. Either party may terminate the Flagship Agreement upon a material breach by the other party that is not cured within 30 days after receiving written notice. Flagship may terminate the Flagship Agreement (i) upon 30 days’ written notice if we cease to carry on our business with respect to the rights granted in the Flagship Agreement, (ii) upon written notice if we experience an event of bankruptcy, or (iii) immediately upon written notice if we challenge the validity, patentability, or enforceability of any Fusogen Foundational IP or participate in any such challenge.

Sublicense Agreement with Pulsalys

In August 2018, Cobalt entered into an exclusive sublicense agreement (as amended, the Pulsalys Agreement), with Pulsalys, which Cobalt assigned to us in May 2020, and pursuant to which we obtained an exclusive, worldwide, sublicensable sublicense from Pulsalys of the exclusive license granted to Pulsalys by École normale supérieure de Lyon (ENS Lyon) on behalf of itself and Institut National de la Santé et de la Recherche Médicale (Inserm), Centre National de la Recherche Scientifique (CNRS), and Université Claude Bernard Lyon 1 (collectively, the Co-Owners) under certain patent rights relating to methods to selectively modulate the activity of distinct subtypes of immune cells using engineered virus-like particles. In addition, Pulsalys granted us the first right to negotiate an exclusive license to patent rights covering certain improvements to the licensed patent rights that are owned or held by Pulsalys. We and Pulsalys subsequently amended this agreement in July 2023 and October 2024.

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

The Pulsalys Agreement will expire on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last-to-expire valid claim within the licensed patent rights covering the making, using, sale, and import of such licensed product in such country which we expect to occur in 2039, or any patent term extension or supplementary protection certificate thereof covering the sale of such licensed product in such country. We also have the right to terminate the Pulsalys Agreement in its entirety upon notice if we determine, in our sole discretion, that continued pursuit of development of the licensed patent rights is not feasible or desirable in the context of (i) the resources available to us or due to external factors such as competition, market forces, or access or license to other reasonably useful intellectual property, or (ii) a change of direction of our business focus. Either party may terminate the Pulsalys Agreement upon a material breach by the other party that is not cured within 90 days after receiving written notice thereof. Pulsalys may terminate the Pulsalys Agreement (i) in full if we undergo a cessation of business, dissolution or voluntary liquidation, or (ii) in full or in part (x) if we challenge the validity of the licensed patents, provided that such termination will be with respect to the claims within the licensed patents that are the subject of such challenge, or (y) if we fail to achieve the diligence milestones, and if the parties have not extended such milestones after good faith negotiations, and subject to our ability to cure such failure within 90 days after notice of the same.

License Agreement with UCLA

In March 2019, we entered into a license agreement (as amended, the UCLA Agreement) with UCLA, pursuant to the exercise of an option originally granted by UCLA to Cobalt in April 2018. Under the UCLA Agreement, UCLA granted us an exclusive, sublicensable, transferable (subject to certain conditions) license in the licensed territory in the field of human therapeutics under certain patent rights relating to certain virus envelope pseudotyped lentiviruses and methods of their use to (i) research, make, have made, use, sell, offer for sale, have sold, and import licensed products and (ii) practice licensed methods for the purposes of researching, manufacturing, and using licensed products, but not to perform services for a fee. The licensed territory under the UCLA Agreement is all countries of the world in which the licensed patent rights have or will be filed. UCLA agreed not to grant any rights under the licensed patents regarding licensed methods to third parties without first offering us an opportunity to remove the restrictions regarding the use of licensed methods to perform services for a fee. In addition, we agreed not to commercialize any licensed product that is not administered directly to a patient for therapeutic purposes without first negotiating with UCLA for possible development milestones, royalties, or other payments applicable to such licensed products. We use the rights granted under the UCLA Agreement in our in vivo fusogen platform and related fusosome programs. We are obligated to use commercially reasonable and diligent efforts to (i) develop licensed products, (ii) market licensed products, and (iii) manufacture and sell licensed products in quantities sufficient to meet market demand. We are also required to satisfy certain development and commercial milestones with respect to at least one licensed product that is administered directly to a patient for therapeutic purposes. In May 2021 and April 2024, we and UCLA amended the UCLA Agreement to extend the timelines by which we are required to achieve certain of such milestones. Pursuant to the April 2024 amendment, we agreed to pay UCLA a fee of $100,000 for such extension, as provided under the terms of the original UCLA Agreement.

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

The UCLA Agreement will expire on the later of the expiration of the last-to-expire patent in the licensed patent rights, which we expect to occur in 2033, or the last to be abandoned patent application in the licensed patent rights. We also have the right to terminate the UCLA Agreement in its entirety or with respect to any portion of the licensed patent rights for any reason upon 90 days’ prior written notice to UCLA. UCLA may terminate the UCLA Agreement upon a material breach by us that is not cured within 90 days after receiving written notice. If the breach is incapable of being cured within such period, then UCLA will consider our efforts to avoid, and to take reasonable steps to cure, such breach when determining whether to terminate the UCLA Agreement. Also, UCLA has the right and option, at its sole discretion, to either terminate the UCLA Agreement or reduce our exclusive license to a non-exclusive license if we fail to (i) exercise commercially reasonable and diligent efforts to develop, market, manufacture, and sell licensed products, or (ii) achieve certain development milestones set forth in the UCLA Agreement, subject to our ability to extend such milestones in accordance with terms set forth in the UCLA Agreement. Upon our termination of the UCLA Agreement, we may continue to sell any previously manufactured licensed products for 180 days after the effective date of termination. Upon termination of the UCLA Agreement by UCLA for our failure to reimburse UCLA for certain patent costs after the applicable cure period, we may continue to sell all previously made licensed products for 180 days after the effective date of the notice of termination; however, this right is not available if the UCLA Agreement is terminated for any other cause.

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

Pursuant to the NIH Agreement, we paid to the NIH an upfront payment of $1.0 million. Additionally, we will be obligated to pay to the NIH (i) up to an aggregate of $9.6 million in specified regulatory, developmental, and commercial milestone payments with respect to each licensed product, and (ii) a payment of $1.0 million upon the assignment of the NIH Agreement to an affiliate upon a change of control. In addition, we are obligated to pay to the NIH (a) a royalty on net sales of licensed products in the low-single-digits, subject to reduction in certain circumstances, and subject to certain annual minimum royalty payments, and (b) a percentage, ranging from the mid-single-digits to mid-teens, of revenues from sublicensing arrangements. Additionally, if we are granted a priority review voucher by the FDA with respect to a licensed product, we will be obligated to pay to the NIH the greater of (x) $5.0 million or (y) a percentage in the mid-single-digits of any consideration received for the sale, transfer, or lease of such priority review voucher. We are also obligated to pay to the NIH a percentage in the low-single-digits of the consideration we receive for any assignment of the NIH Agreement to a non-affiliate.

We are obligated to use commercially reasonable efforts to exploit, and make publicly available, inventions developed by the exploitation of the licensed patent rights, including licensed products.

Unless earlier terminated by either party, the NIH Agreement will expire upon expiration of the last-to-expire valid claim in the licensed patent rights, which we expect to occur in 2041. The NIH may terminate the Agreement with written notice for our material breach if we fail to timely cure such breach or upon certain insolvency events involving us. In addition, the NIH may terminate or modify the NIH Agreement, at its option, if the NIH determines that such termination or modification is necessary to meet the requirements for public use specified by federal regulations issued after the effective date of the NIH Agreement, and we do not reasonably and timely satisfy these requirements. We may terminate the NIH Agreement or any licenses in any country or territory upon 60 days’ prior written notice.

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

Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. For a product candidate that is also a human cellular or tissue product, the FDA also will not approve the application if the manufacturer is not in compliance with cGTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular- and tissue-based products (HCT/Ps) which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell- and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

After the FDA evaluates a BLA and conducts any inspections it deems necessary, the FDA may issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. The FDA’s decision to release in “real-time” newly issued CRLs associated with withdrawn or abandoned applications, if applicable to any of our product candidates, could materially impact our business and competitive advantage.

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

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates, including priority review, fast track, breakthrough therapy, accelerated approval, and national priority voucher programs, although the FDA’s policies and implementation of these and similar programs are subject to change. For example, the fast track program is intended to expedite or facilitate the process for reviewing new products that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

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

PMA Process

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality Management System Regulation (QMSR), which went into effect in February 2026, replaces the former Quality System Regulation, imposes testing, control, documentation, and other quality assurance requirements, and incorporates by reference the quality management system requirements of ISO 13485:2016.

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

The FDA closely regulates the marketing, labeling, advertising, and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity, and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

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

Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires, beginning in 2026, that manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates, first due in 2023, under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and, beginning in 2025, replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected ten high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the United States Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected could have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the United States and in foreign countries. The impact of these and any future healthcare measures, executive orders, and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved.

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

On December 13, 2021, Regulation 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU (the Regulation), was adopted. Although the Regulation entered into force in January 2022, from January 31, 2025, or the end of the transition period, any trials approved under the Clinical Trials Directive that continue running must comply with the Regulation, and their sponsors must enter information regarding the trials in the Clinical Trials Information System, which provides a single-entry point for sponsors and regulators of clinical trials for the submission and assessment of clinical trial data. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The Regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, and ethical) aspects of health technology, and making decisions on pricing and reimbursement.

We expect that additional state, federal, and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

Employees and Human Capital Resources

As of December 31, 2025, we had 142 employees, 104 of whom were primarily engaged in research and development activities. A total of 83 employees have an advanced degree. None of our employees are represented by a labor union or party to a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive and bonus plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards and, with respect to our employees, cash-based performance bonus awards.

Our Corporate Information

We were founded in July 2018 as a Delaware corporation. Our principal executive offices are located at 188 East Blaine Street, Suite 350, Seattle, Washington 98102, and our telephone number is (206) 701-7914. Our website address is www.sana.com. The information on, or that can be accessed through, our website is not part of this Annual Report, and is not incorporated by reference herein. We have included our website address as an inactive textual reference only. We may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures will be included on our website under the “Investors” section. We also make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Exchange Act. These include our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address for the SEC website is www.sec.gov.

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

A key element of our strategy is to identify and develop a pipeline of product candidates using our ex vivo and in vivo cell engineering platforms and advance those product candidates through clinical development for the treatment of various different diseases. The scientific research that forms the basis of our efforts to develop product candidates with our platforms is still ongoing. We are not aware of any FDA-approved therapeutics that are cell products derived from pluripotent stem cells (PSCs) or that utilize our fusogen technology. Further, the scientific evidence that supports the feasibility of developing therapeutic treatments based on our platforms is preliminary, limited, and remains ongoing. We are therefore exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates.

Preclinical and clinical testing of product candidates is inherently unpredictable and may lead to unexpected results, in particular when such product candidates are based on novel technologies. For example, we have not tested our cell engineering platforms on all cell types or in all microenvironments, and results from one cell type or microenvironment may not translate into other cell types or microenvironments. In addition, our current gene editing approaches rely on novel gene editing reagents that may have unanticipated or undesirable effects or prove to be less effective than we expect. Also, we are in the early stages of testing product candidates developed using our cell engineering platforms in humans, and most of our current data are limited to animal models and preclinical cell lines and assays, which may not accurately predict the safety and efficacy of our product candidates in humans. Additionally, we and third parties may have limited preclinical and clinical data, and a more limited understanding generally, with respect to certain indications, such as autoimmune diseases, and we cannot predict the extent to which the safety and efficacy of a product candidate may vary across indications. We may encounter significant challenges creating appropriate models and assays for evaluating the safety and purity of our product candidates and may not be able to provide sufficient data or other evidence, to the satisfaction of regulatory authorities, that certain unexpected results observed in preclinical and clinical testing of our product candidates are not indicative of the potential safety issues of such product candidates. In addition, we may use manufacturing reagents and materials across various programs and initiatives. Certain reagents and materials may be novel and have unknown or unanticipated effects, including with respect to a product candidate’s safety, efficacy, or manufacturability. Any unanticipated or adverse effects related or attributed to such reagents or materials could affect all the programs and initiatives in which they are used, and result in delays and harm our ability to timely and successfully progress our product candidates through preclinical and clinical development.

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

In addition, product candidates developed with our hypoimmune and fusogen technologies have potential safety risks, including those related to genotoxicity associated with the delivery of genome-modifying payloads. For example, DNA sequences that randomly integrate into a cell’s DNA may increase the risk for or cause certain cancers. Additionally, gene editing approaches may edit the genome at sites other than the intended DNA target or cause DNA rearrangements, each of which may have oncogenic or other adverse effects. PSC-derived cell products may have potential safety risks related to genomic and epigenomic variations that have occurred or may occur during the manufacturing process. We cannot always predict the types and potential impact of these genomic changes, including whether certain changes are or may eventually be harmful. Accordingly, it may be difficult for us to conduct the level of testing and assay development necessary to ensure that our PSC-derived cell product candidates have an acceptable safety profile when used in humans. These risks related to genetic variation are also relevant to any product candidates we may develop using donor-derived cells. Additionally, our stem cell-based product candidates have potential safety risks that may result from cells that are undifferentiated or have not been completely differentiated to the desired phenotype and lead to oncogenic transformations or other adverse effects. As a result, it is possible that safety events or concerns could negatively affect the development of our product candidates, as described elsewhere in these Risk Factors.

Given the novelty of our technologies, we intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates. However, due to a lack of experience with similar therapeutics or delivery methods, the regulatory pathway with the FDA and comparable foreign regulatory authorities may be more complex, time-consuming, and unpredictable relative to more well-known therapeutics. For example, even if we obtain human data to support continued evaluation and approval of our product candidates, the FDA or comparable foreign regulatory authorities may lack experience in evaluating the safety and efficacy of therapeutics similar to our product candidates or may scrutinize such data more closely than data generated from more established types of biological products. In addition, given that there are no approved PSC-derived cell therapy products on the market, the FDA and comparable foreign regulatory authorities have not established consistent standards by which to evaluate the safety of such products, and any such standards that they do establish may subsequently change. Moreover, the FDA remains focused on potential safety issues associated with gene and cell therapy products, and as the number of new gene and cell therapy product candidates submitted for FDA review has increased in recent years, the number of clinical holds imposed by the FDA has also increased. For example, the FDA has placed clinical holds on certain product candidates pending further evaluation of genomic abnormalities detected in as few as a single patient following administration of such product candidates. We cannot be certain that the FDA or comparable foreign regulatory authorities will determine that the potential safety risks associated with our product candidates outweigh the potential therapeutic benefits in each indication for which we develop our products, and that they will allow us to commence clinical trials of such product candidates in a timely manner, or at all, or to continue such clinical trials in accordance with our timelines or at all after they have commenced. If we become subject to a clinical hold with respect to any of our product candidates due to a potential safety issue, we cannot guarantee that we will be able to provide the applicable regulatory authority with sufficient data or other evidence regarding the safety profile of such product candidate such that we will be able to commence or resume clinical development of such product candidates in a timely manner or at all. Any such event could delay clinical development of such product candidate, including in other indications, or our other product candidates, increase our expected development costs, increase the length of the regulatory review process, and delay or prevent commercialization of our product candidates. In addition, the evaluation process for our product candidates will take time and resources and may require independent third-party analyses, and our product candidates may ultimately not be accepted or approved by the FDA or comparable foreign regulatory authorities. As such, even if we are successful in building a pipeline of product candidates from our ex vivo and in vivo cell engineering platforms, we cannot be certain that such efforts will lead to the development of approvable or marketable products, either alone or in combination with other therapies.

In response to reports of T cell malignancies in patients that previously received chimeric antigen receptor (CAR) T cell immunotherapies, the FDA announced in November 2023 its investigation into the risk of secondary cancers and the need for regulatory action for such therapies as a class and advised of new patient monitoring and reporting requirements with respect to such therapies. In January 2024, the FDA imposed a class-wide boxed warning requirement regarding the occurrence of T cell malignancies for all approved CAR T therapies. The FDA has noted that it currently believes that the overall benefits of these therapies continue to outweigh their potential risks for their approved uses. However, all currently approved CAR T cell immunotherapies are approved only in oncology indications, and there can be no assurance that the FDA or comparable foreign regulatory authorities will reach the same risk-benefit determination in other indications, such as autoimmune diseases. To the extent the FDA views in vivo CAR T cell therapies as posing similar or additional risks to those posed by the ex vivo CAR T therapies that were the subject of these FDA actions, the FDA may require us to take certain actions in connection with any in vivo CAR T cell clinical trials we may conduct or we may otherwise receive correspondence from the FDA regarding these developments. It is unclear at this time how changes in the leadership of the FDA and other government administration actions and changes will impact our operations and future interactions with the FDA. Additionally, we and our product candidates may be subject to further regulatory actions or requirements of the FDA or comparable foreign regulatory authorities relating to these therapies, such as requiring a black box warning or other labeling disclosures for any approved products. The occurrence of any of the foregoing could increase the cost and complexity of development and commercialization of, and limit the commercial opportunity for, such product candidates, any of which could have a material adverse effect on our business.

If we are unable to successfully identify, develop, and commercialize any product candidates, or experience significant delays in doing so, our business, financial condition, and results of operations will be materially adversely affected.

Our ability to generate revenue from sales of any of our product candidates, which we do not expect to occur for at least the next several years, if ever, will depend heavily on the timely and successful identification, development, regulatory approval, and eventual commercialization of any such product candidates, which may never occur. To date, we have not generated revenue from sales of any products, and we may never be able to develop, obtain regulatory approval for, or commercialize a marketable product. Before we generate any revenue from product sales of any of our current or potential future product candidates, we will need to manage research, preclinical, clinical, and manufacturing activities, including undertaking significant clinical development, obtain regulatory approval in multiple jurisdictions, establish manufacturing supply, including commercial manufacturing supply, and build a commercial organization, which will require substantial investment and significant marketing efforts. We may never receive regulatory approval for any of our product candidates, which would prevent us from marketing, promoting, or selling any of our product candidates and generating revenue.

The successful development of our product candidates will depend on or be affected by numerous factors, including the following:

•
our successful and timely completion of preclinical studies and clinical trials for which the FDA and any comparable foreign regulatory authorities agree with the design, endpoints, and implementation;
•
the sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials and manufacturing activities necessary to support such studies and trials;
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

We face significant challenges, including competition in seeking appropriate collaborators. Collaborations are complex and time-consuming to negotiate and document. We may not be successful in our efforts to establish a collaboration or other alternative arrangements for our product candidates or technologies on acceptable terms or at all, including because our product candidates or technologies may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate success in clinical trials and ultimately obtain regulatory approval. We may incur costs to continue developing one or more of our product candidates or technologies to establish or support an appropriate collaboration, which costs may outweigh the benefit of any such collaboration, if we are able to enter into a collaboration at all. Additionally, there have been a significant number of recent business combinations among large pharmaceutical companies that have reduced the number of potential future collaborators and changed the strategies of the resulting combined companies. In addition, under the terms of certain license agreements applicable to our product candidates and technologies, we may be restricted from entering into collaboration or similar agreements relating to those product candidates or technologies on certain terms or at all, and when we collaborate with a third party for development and commercialization of a product candidate, we expect that we may have to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of our technologies, product candidates, and market opportunities. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and could determine that such other collaboration is more attractive than a collaboration with us for our product candidate. Similar risks exist with respect to any joint ventures we may pursue, as well as risks and uncertainties related to the costs, time, and other resources required to manage and gain the benefit of any such joint venture, and any potential liabilities we may incur in connection with a joint venture.

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
•
collaborators may decide or may be required by regulatory authorities to delay clinical trials, stop a clinical trial, or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
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

If our strategic collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone, royalty, or other payments under the collaboration. Moreover, our initial estimates of the potential revenue we are eligible to receive under our strategic collaborations may include potential payments related to therapeutic programs for which our collaborators may discontinue development. If we are unable to enter into strategic collaborations, or if any of the other events described in this Risk Factor occur after we enter into a collaboration, we may have to curtail the development of a particular product candidate, reduce the scope of or delay the development program for such product candidate or one or more of our other product candidates, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

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

In November 2025, we conducted a portfolio prioritization to prioritize development of our SC451 and SG293 programs, and suspended development of and further internal investment in our two allogeneic cell therapy CAR T programs – SC291 in B-cell mediated autoimmune diseases and SC262 in oncology. Further, we previously conducted several portfolio prioritizations pursuant to which we implemented reductions in our workforce. Portfolio prioritizations and any associated reductions in our workforce may result in attrition beyond any planned reduction in workforce, reduced employee morale, and negative publicity, which may damage our reputation and make it more difficult for us to retain and motivate our current personnel as well as attract new personnel. These workforce reductions have also caused us to lose institutional knowledge, capabilities, and subject matter expertise and could negatively affect our efforts to obtain and maintain our intellectual property rights in the event we are unable to identify inventions made or identify or recreate the necessary scientific records or data. Any of the foregoing could significantly harm our business and future growth prospects.

Though many of our personnel have significant experience with respect to manufacturing biopharmaceutical products, we, as a company, do not have experience maintaining a manufacturing facility. For any manufacturing facility that we may develop or maintain, we cannot guarantee that we will be able to maintain a compliant facility and manufacture our product candidates as intended, given the complexity of manufacturing novel therapeutics. If we fail to successfully operate any facility we may develop or are unable to manufacture a sufficient and compliant supply of our product candidates to meet our needs, our clinical trials and the commercial viability of our product candidates could be adversely affected.

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell and gene therapy products often encounter difficulties in production, particularly in scaling up, scaling out, validating initial production, ensuring product quality and the absence of contamination, and ensuring process robustness after initial production. These include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, and shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. As a result of the complexities involved in biopharmaceutical manufacturing, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds and the manufacturing process is less reliable and more difficult to reproduce, and this is particularly true with respect to our product candidates. The application of new regulatory guidelines or parameters, such as those related to control strategy testing, may also adversely affect our ability to manufacture our product candidates in a compliant and cost-effective manner or at all. Any of the foregoing could lead to delays in or an inability to successfully manufacture our product candidates at the scale required for the development and potential commercialization of our product candidates.

We have invested in building world class capabilities in key areas of manufacturing sciences, operations, and quality, including development of our cell engineering platforms, product characterization, and process analytics. Our investments also include scaled research solutions, scaled infrastructure, and novel technologies to improve efficiency, characterization, quality, and scalability of manufacturing. However, we have limited experience in managing the manufacturing processes necessary for making cell and gene therapies. We cannot be sure that the manufacturing processes that we use, or the technologies that we incorporate into these processes, will result in viable or scalable yields of ex vivo and in vivo cell engineering product candidates that will have acceptable safety, purity, and potency, or efficacy, profiles and meet market demand.

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

We currently rely, and expect we will continue to rely, on CDMOs to manufacture our product candidates for preclinical studies and clinical trials. For any manufacturing facility we may develop, it may take us longer to establish and operationalize such facility than we originally anticipated, which could delay our ability to begin manufacturing certain of our product candidates internally, extend the period of time during which we must solely rely on CDMOs for the manufacture of such product candidates, and delay our clinical development timelines.

In order to begin manufacturing activities at any manufacturing facility that we may operate, we may be required to transfer manufacturing processes and know-how for certain of our product candidates from our other facilities or our CDMOs to such facility. To date, we and our CDMOs have limited experience in the technology transfer of manufacturing processes. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to any facility we may operate may require utilization of new or different processes to meet our facility requirements. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We will not know with certainty whether all relevant know-how and data have been adequately incorporated into the manufacturing process being conducted at our facilities until the completion of studies and evaluations intended to demonstrate the comparability of material previously produced by our CDMOs with that generated by our facilities. Similar risks and considerations apply to the initial technology transfer from us to our CDMOs for manufacturing of pre-clinical and clinical supply, as well as between CDMOs in the event we are required to switch to a new CDMO.

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

We experienced rapid growth following our inception in July 2018. However, as described elsewhere in these Risk Factors, we undertook workforce reductions as part of our past restructurings, and in November 2025, conducted a portfolio prioritization to prioritize development of our SC451 and SG293 programs and suspended development of and further internal investment in our two allogeneic cell therapy CAR T programs. These events may yield unintended consequences and costs, including difficulty retaining and motivating remaining employees, difficulty attracting and hiring qualified employees, and increased reliance on third parties if needed to support our internal capabilities.

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

Because we have limited financial and managerial resources, we focus on research programs, therapeutic platforms, and product candidates that we identify for specific indications. Additionally, we have contractual commitments under certain of our agreements to use commercially reasonable efforts to develop certain programs and, thus, do not have unilateral discretion to vary from such efforts. In addition, we have contractual commitments to conduct certain development plans, and thus may not have discretion to modify such development plans, including clinical trial designs, without agreement from our partners. As a result, we may forego or delay pursuit of opportunities with other therapeutic platforms or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Additionally, we have been and may continue to be required to limit our investment of resources to certain programs in our portfolio that we believe have higher probabilities of success and, consequently, to reduce our investment in other potentially promising programs. Such decisions have required and would in the future require us to reduce the breadth and diversity of our product portfolio, which could potentially limit the long-term growth of our pipeline and subject us to greater risk that the failure of any such programs would harm our prospects. Our spending on current and future research and development programs, therapeutic platforms, and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate or otherwise decide to cease development of a product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, royalty, or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

The use of human stem cells exposes us to a number of risks in the development of our human stem cell-derived products, including inability to obtain suitable donor material from eligible and qualified human donors, restrictions on the use of human stem cells, as well as the ethical, legal, and social implications of research on the use of stem cells, any of which could prevent us from completing the development of or commercializing and gaining acceptance for our human stem cell-derived products.

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

Furthermore, manufacturing and development of our stem cell-derived product candidates will require that we obtain suitable donor material from eligible and qualified human donors. If we are unable to obtain sufficient quantities of suitable donor material, or if we are unable to obtain such material in a timely manner, we may experience delays in manufacturing such product candidates, which would harm our ability to conduct clinical trials for or to commercialize these product candidates. Moreover, if the consent, authorization, or process for the donation and use of those materials is not obtained or conducted in accordance with applicable legal, ethical, and regulatory requirements, we could face delays in the clinical testing and approval of these product candidates, or, potentially, we could face claims by such human donors or regulatory authorities, which could expose us to damages and reputational harm.

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

We are required to submit an IND or comparable foreign submission to the FDA or comparable foreign regulatory authorities with respect to each product candidate prior to commencing a clinical trial for such product candidate in the applicable jurisdiction. Although we plan to submit INDs for each of our current and future product candidates, we may not be able to submit future INDs in accordance with our expected timelines for various reasons, including due to:

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

In addition, such legal and regulatory requirements may change over time, including in a manner that could cause us to incur delays or additional expense in order to comply. For example, the regulatory landscape related to clinical trials in the European Union (EU) continues to evolve. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike the EU Clinical Trials Directive, which required a separate clinical trial application (CTA) to be submitted to both the competent national health authority and an independent ethics committee in each EU member state in which the clinical trial will be conducted, the CTR provides for a centralized process via the Clinical Trials Information System (CTIS). The CTR allows sponsors for multi-center trials to make a single submission and obtain authorizations in multiple jurisdictions. The system routes information to all concerned member states at once, and member states then coordinate their review of the dossier in a joint assessment, with a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Typically, one country is appointed rapporteur (lead assessor) with others as co-rapporteurs, producing a single assessment report for all and a harmonized decision. Once the CTA is approved, clinical studies may proceed. Following a three-year transition period, effective January 31, 2025, any trials approved under the Clinical Trials Directive that continue running must comply with the CTR, and their sponsors must enter information regarding the trials in the CTIS. Compliance with the CTR requirements by us and our service providers, such as CROs, may impact our development plans. For example, because the CTR requires coordination of application review and processing across multiple member states, our ability to commence clinical trials in accordance with our timelines could be delayed. Further, the United Kingdom (UK) withdrew from the EU in 2020, and uncertainty remains as to whether and to what extent certain UK laws and regulations will be aligned with those of the EU, including the CTR, which does not apply in the UK. Local requirements in the UK and the EU have diverged and may further diverge in the future, which could impact any UK clinical and development activities we may conduct. For example, significant updates to the UK clinical trials regulations are expected to come into force in April 2026. In addition, clinical trial submissions in the UK must be separate from those submitted to EU member states, adding further complexity, cost, and potential risk to any clinical and development activity in the UK.

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
•
delays in or inability to timely manufacture sufficient quantities of a product candidate for use in clinical trials;
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
•
safety, efficacy, or other concerns arising out of clinical trials involving our product candidates or technologies, including clinical trials we conduct ourselves or those sponsored or initiated by investigators (ISTs);
•
events arising during the course of a clinical trial, such as safety or tolerability concerns relating to the relevant product candidate, that could cause us or governmental authorities, as applicable, to suspend or terminate a clinical trial or program or impose a clinical hold, including if participants are being exposed to unacceptable health or safety risks or experiencing undesirable side effects or other adverse events, there are other unfavorable characteristics of the product candidate, or regulators deem our product candidate to have the potential for comparable undesirable side effects or risks to those of other product candidates, including those under development by us or third parties, due to compositional, biologic, mechanistic, sourcing, or other similarities;
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

Furthermore, as described elsewhere in these Risk Factors, we have relied and will continue to rely on third parties that are responsible for executing or supporting our clinical trials, such as CROs and clinical trial sites, including principal investigators, and to the extent they fail to timely and properly perform their obligations, we may experience program delays, incur additional costs, or both, which may harm our business. In addition, we may experience delays and incur additional costs with respect to any clinical trials that we conduct in countries outside the United States, including as a result of increased shipment and distribution costs, compliance with additional or different regulatory requirements, and the engagement of non-United States-based CROs or other third parties, and may also be exposed to various other risks, including those associated with clinical investigators who are unknown to the FDA, transfers and use of data across jurisdictions, and different standards of diagnosis, screening, and medical care.

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

Clinical trials of our product candidates or product candidates developed using our technologies (including those conducted by third parties, such as in the case of ISTs) may not demonstrate that such product candidates or technologies have efficacy and safety profiles necessary to support further development and regulatory approval. Safety or efficacy results for a particular clinical trial, or between different clinical trials of the same product candidate, can vary significantly due to numerous factors, including differences in the size and type of the patient populations, variety of patients and disease types within a trial, changes in and adherence to the clinical trial protocols and trial procedures, and the rate of dropout among clinical trial participants. If the results of clinical trials are inconclusive with respect to the efficacy of our product candidates or those developed using our technologies, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates or technologies, we may experience delays in obtaining marketing approval, or we may not obtain approval at all. Additionally, any safety concerns observed in any clinical trial of one of our product candidates, or those developed using our technologies, in our targeted indications could limit the prospects for regulatory approval of such product candidate in those and other indications or the prospects of other product candidates we may develop that are perceived to have the potential for similar safety concerns.

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

Our product candidates or technologies may be involved in ISTs, and we will have limited or no control over the conduct of such trials.

ISTs involving our product candidates or technologies pose or are subject to similar risks to those set forth elsewhere in these Risk Factors relating to clinical trials that we conduct ourselves. Although ISTs may provide us with clinical data that can inform the development strategy for our product candidates, we may have limited or no ability to control the timing, design, and conduct of such ISTs or regulatory matters with respect to such ISTs, including the submission, clearance or approval, or maintenance of any IND or comparable foreign submission required to conduct such ISTs. In addition, we may not control the data collection and reporting, including timing thereof, with respect to any ISTs, and may not control the manufacturing of the product candidate or technology to be tested in any such ISTs. A delay in the timely completion of or reporting of data from any IST, including as a result of manufacturing complications or delays, which could occur for various reasons such as the need to obtain additional licenses, delays in recruiting, enrolling, or retaining patients, or other potential issues, including those described in these Risk Factors, could have a material adverse effect on our ability to further develop our product candidates or to advance our product candidates through subsequent clinical trials. Negative results from an IST could have a material adverse effect on our business and prospects and the perception of our product candidates and technologies. Additionally, there is a possibility that ISTs may be conducted under less rigorous clinical standards than those used in company-sponsored clinical trials. For these or other reasons, the FDA and comparable foreign regulatory authorities may more closely scrutinize the resulting data and may not view these data as providing adequate support for future clinical trials, whether sponsored by us or third parties. In addition, any potential IST could demonstrate marginal efficacy or reveal clinically relevant safety concerns that could delay the further clinical development or regulatory approval of our product candidates. Further, data from a potential IST may fail to demonstrate efficacy for various reasons, including those unrelated to our product candidates or technologies, which may negatively impact the perception of such product candidates and technologies, despite their potential for future success. To the extent that the results of any ISTs raise safety or other concerns regarding our product candidates or technologies, regulatory authorities may question the results of such ISTs or other clinical trials involving the relevant product candidate or technology. Safety concerns arising from any ISTs may cause the FDA or comparable foreign regulatory authorities to impose partial or full clinical holds on clinical trials of our product candidates, including product candidates that were developed using the same technology or manufactured using the same reagents and materials as those product candidates that are the subject of such ISTs, which could delay or prevent us from advancing our product candidates into further clinical development and require us to discontinue our development of such product candidates. The occurrence of any of the foregoing would severely harm our business and prospects.

The manufacture of our product candidates is complex. We or our CDMOs may encounter difficulties in production, which could delay or entirely halt our or their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.

Our product candidates are considered to be biologics, and the process of manufacturing biologics is complex and requires significant expertise and capital investment, including with respect to the development of advanced manufacturing techniques and process controls. We currently rely, and expect to continue to rely, on CDMOs for the manufacture of our product candidates for clinical studies. We also anticipate that we will continue to rely on CDMOs for at least some portions of our supply chain following commercialization of any product candidates for which we may receive regulatory approval. As described elsewhere in these Risk Factors, we expect that we will continue to be required to transfer certain manufacturing processes and know-how to our CDMOs and any manufacturing facility we may operate, which is a complex process with which we have limited experience. If we experience any delays or issues with the foregoing, manufacturing of our product candidates could be delayed, and we may need to rely to a greater extent on CDMOs for the manufacture of such product candidates for longer than anticipated.

To date, we and our CDMOs have limited experience in manufacturing of cGMP batches of our product candidates. Our CDMOs and, if we operate our own manufacturing facility, we, must comply with cGMPs and other complex regulations and guidelines applicable to the manufacturing of biologics for use in clinical trials and, if approved, commercial sale, and any inability or failure to comply with such regulations and guidelines could delay our clinical trials or prevent us from being able to commence clinical testing at all. To date, we have not scaled the manufacturing processes with respect to our product candidates for later-stage clinical trials and commercialization, and we and our CDMOs may not have sufficient capacity, resources, or capabilities to scale such manufacturing processes in accordance with our desired timelines or at all. Further, certain of our product candidates, or materials used in their manufacture, may have characteristics that present increased manufacturing complexity, necessitate longer manufacturing process timelines, or require a greater number of manufacturing runs. If we are unable to successfully scale the manufacturing process for these product candidates, including in compliance with cGMP quality requirements, or adapt such manufacturing process to meet late-stage development or commercial quality requirements, we may not be able to manufacture sufficient quantities of compliant product candidates, or manufacture them in a timely manner, which would harm our ability to clinically develop and commercialize such product candidates. In addition, the manufacturing of our product candidates, including large-scale manufacturing, may require new technologies and the development of novel processes for upstream and downstream activities, including analytical technologies, which could cause delays in the scaling of manufacturing, as well as greater costs that could negatively impact the financial viability of our product candidates. We cannot be sure that the manufacturing processes employed by us or our CDMOs or the technologies that our CDMOs incorporate into our manufacturing processes will result in viable or scalable yields of ex vivo and in vivo cell engineering product candidates that will have acceptable safety, purity, potency, or efficacy profiles and, if approved, meet market demand.

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

We also may make changes to our manufacturing processes at various points during development, and even after commercialization, for various reasons, such as to control costs, achieve scale, improve quality, decrease processing time, or increase manufacturing success rate. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could result in changes to a product candidate’s characteristics or behavior or cause our product candidates to perform differently and affect the results of any of our then-ongoing or future preclinical studies or clinical trials, or the performance of the product, once commercialized. In certain circumstances, if we make changes to our manufacturing process for a product candidate, regulatory authorities may require us to perform comparability studies and collect additional preclinical or clinical data prior to undertaking additional clinical trials or obtaining marketing approval for or commercializing the product candidate produced with such modified process. For instance, if we make changes to our manufacturing process for a product candidate during the course of preclinical or clinical development, regulatory authorities may require us to demonstrate the comparability of the product used in preclinical studies, earlier clinical phases, or earlier portions of a trial to the product used in later clinical trials or clinical phases or later portions of a trial, as applicable. If at any point we switch to a different CDMO or supplier of reagents or materials used in the manufacturing process for a product candidate or to any manufacturing facility we may operate, including, for example, in order to ensure sufficient supply for later-stage clinical trials and potential commercialization, we will also be required to perform comparability studies in order to demonstrate comparability of the applicable product candidate, reagent, or material from the prior CDMO or supplier to that from, as applicable, the new CDMO or supplier or our manufacturing facility, and otherwise demonstrate that the relevant product candidate, reagents, or materials meet the applicable specifications. We may be unable to successfully generate comparability data, and even if we are able to generate and provide such data, regulatory authorities may disagree with the design of our comparability studies or otherwise determine that the data are insufficient to support a determination of comparability. Similarly, we may be unable to demonstrate that the relevant materials meet the applicable specifications. In such an event, we may be required to make further changes to our process or undertake additional preclinical or clinical testing, which could result in manufacturing delays and affect our ability to timely dose patients in our clinical trials, which could delay further development or commercialization of such product candidate, or we may be unable to continue development of the applicable product candidate at all.

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

The manufacturing of our product candidates is highly complex and requires sourcing of specialty materials. Many of the risks associated with the complex manufacturing of our final product candidates are applicable to the manufacture and supply of the raw materials required to make such product candidates. In particular, these raw materials are subject to inconsistency in yields, variability in characteristics, contamination, difficulties in scaling the production process, and defects. Similar minor deviations in the manufacturing process for these raw materials could result in supply disruption and reduced production yields for our final product candidates. In addition, we rely on third parties for the supply of these materials, which exposes us to risks associated with dependence on third parties, as described elsewhere in these Risk Factors. Further, we may use certain reagents and materials across various programs and initiatives, and any difficulties we experience with such reagents or materials, including with respect to sourcing, quality, or other factors, could have a more significant impact on our portfolio and business than if we used different reagents and materials for each of our programs and initiatives.

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

As we continue to develop and scale our manufacturing processes, we expect that we will need to obtain rights to and supplies of certain materials and equipment to be used as part of those processes. We may not be able to obtain rights to or sufficient quantities of such materials or equipment on commercially reasonable terms, or at all, and our inability to alter our processes in a commercially viable manner to avoid the use of such materials or equipment or find suitable substitutes would have a material adverse effect on our business. Even if we are able to alter our processes to use other materials or equipment, such a change may delay our clinical development or commercialization plans. As described elsewhere in these Risk Factors, if such a change occurs for product candidate that is already being tested in clinical trials, the change may require us to perform comparability studies, demonstrate that the new materials or equipment meet applicable specifications, and collect additional data from patients prior to undertaking more advanced clinical trials.

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

We rely on CDMOs, including third-party testing laboratories, to manufacture our product candidates for use in clinical testing and expect to continue to rely on such CDMOs to manufacture at least some of our product candidates thereafter as part of our manufacturing strategy. A limited number of CDMOs specialize in or have the expertise required to manufacture our product candidates or materials used in their manufacture. Moreover, our CDMOs have limited capacity at their facilities and require commitments to secure availability well in advance of manufacturing any products or other materials. Additionally, we face competition from other biopharmaceutical companies to secure manufacturing availability at these facilities. If the CDMOs on which we rely to manufacture our product candidates and other materials do not have sufficient availability at their facilities to do so in accordance with our timelines or are not otherwise able to meet our expected deadlines, we will experience delays in manufacturing our product candidates or other materials necessary for their manufacture. For example, we may rely on single CDMOs for certain manufacturing activities across multiple programs, and any issues we may experience with such a CDMO, including inability to secure manufacturing capacity as and when needed, could result in manufacturing delays across all such programs and harm our ability to timely and successfully complete clinical trials and commercialization of our product candidates. In addition, as described elsewhere in these Risk Factors, we assess and prioritize our programs on an ongoing basis based on various factors. We may not be able to secure manufacturing capacity for certain programs as and when needed and may be required to prioritize manufacturing activities for certain programs over others, which could lead to manufacturing delays and harm our ability to further develop the relevant product candidates. We may also experience similar capacity constraints and manufacturing delays in the future with respect to products we may manufacture at any manufacturing facility we may operate. Further, for each new program or CDMO we engage, or in the case of certain changes to the manufacturing process for a product candidate, the relevant manufacturing process and related know-how must be transferred to the CDMO. This technology transfer is time-consuming and complex. If we are required to switch from an existing CDMO to a new CDMO or to any manufacturing facility we may operate, including to meet cGMP quality requirements or support process lock or larger-scale manufacturing for later-stage clinical trials or potential commercialization, we will need to conduct additional technology transfer activities, which could result in delays in further development of the applicable product candidate.

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

In addition, we may rely on CDMOs to produce sufficient quantities of materials required for the manufacture of our product candidates for preclinical testing and clinical trials and intend to continue to rely on CDMOs for the commercial manufacture of at least some of our products, if approved. Global supply chain shortages and rising rates of inflation in recent years and other factors have resulted in substantial increases in the costs of materials, including raw materials, reagents, consumables, and equipment that are required to make or used in the manufacture of our product candidates, and such costs may continue to increase for various reasons, including those described elsewhere in these Risk Factors. If we are unable to obtain such items from third-party sources, or fail to do so on commercially reasonable terms, we may not be able to produce sufficient supply of product candidate or we may be delayed or be required to incur additional costs in doing so. Such inability or failure, or any substantial delay in obtaining or additional costs for such items, could materially harm our business.

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

Reliance on CDMOs entails additional risks to which we would not be subject if we manufactured product candidates ourselves, including those applicable to other third-party service providers, as described elsewhere in these Risk Factors. In particular, such risks include reliance on the CDMO for regulatory compliance and quality control and assurance, including compliance with cGMP requirements and comparable standards relating to methods, facilities, and controls used in the manufacturing, processing, testing, and packing of product candidates, which are intended to ensure that biological products have acceptable safety profiles and that they consistently meet applicable requirements and specifications, and our CDMOs may be unable to satisfy applicable compliance and quality requirements in accordance with our timelines or at all. Additional risks include reliance on the CDMO for volume production, the possibility of breach of or inability to perform its obligations under the manufacturing agreement by the CDMO (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications, failure to properly scale-up manufacturing processes, or failure to deliver sufficient quantities of product candidates in a timely manner), and the possibility of termination or nonrenewal of the agreement by the CDMO at a time that is costly or damaging to us. For example, certain of our CDMOs may be unable to manufacture sufficient supply of our product candidates or materials used in their manufacture, in particular, if and as we implement commercial cGMP practices or scale up manufacturing for later-stage clinical trials and potential commercialization. If we experience any issues with respect to the risks described above, or otherwise with respect to the performance by our CDMOs, we may be required to seek a replacement CDMO, which could require significant internal resources and additional costs, delay our ongoing manufacturing activities, and ultimately be unsuccessful. If we were unable to timely find an adequate replacement for our CDMOs or another acceptable solution when needed, our clinical trials could be delayed, or our commercial activities could be harmed. In addition, because we depend on our CDMOs, our suppliers, and other third parties for the manufacture, filling, storage, and distribution of our product candidates, we may be unable to prevent or control manufacturing defects in our products, the use or sale of which could seriously harm our business, financial condition, and results of operations. Issues involving any of the foregoing risks could increase our costs, delay our development timelines, and ultimately lead to a delay in, or failure to obtain, regulatory approval of our product candidates.

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

The manufacture of our product candidates requires the timely delivery of sufficient amounts of raw and intermediate materials. We purchase, and rely on our CDMOs to purchase, certain of these materials from third-party suppliers in order to produce our product candidates for our preclinical and clinical studies. There are a limited number of suppliers of these materials, and we may need to assess alternate suppliers to prevent possible disruption of manufacturing of our product candidates for our preclinical studies, our future clinical trials, and if ultimately approved, commercial sale. We have relied, and expect to continue to rely, on our CDMOs to purchase materials in order to produce product candidates for our clinical trials; however, we do not have any control over the process or timing of the acquisition of these materials by our CDMOs or the costs of such materials. We work closely with our CDMOs and suppliers, as applicable, to ensure the continuity of supply, but we cannot ensure that these efforts will always be successful. Further, although we strive to diversify our sources of raw and intermediate materials, in certain instances we acquire raw and intermediate materials from a sole supplier. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to supply these materials for our intended purpose. As described elsewhere in these Risk Factors, such suppliers may also experience other organizational changes that could negatively impact their ability to supply necessary materials for our programs in a timely manner or at all. Alternative sources of supply may exist when we rely on sole supplier relationships, but we cannot ensure that, if needed, we would be able to quickly establish additional or replacement sources for some materials. The lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in the event a new supplier must be used. In addition, the time and effort to qualify a new supplier could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which would negatively impact our operating results. Although we generally would not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate, or the raw or intermediate material components thereof, for an ongoing clinical trial due to the need to replace a supplier could considerably delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidates. Moreover, we currently do not have any agreements for the commercial supply of these raw or intermediate materials. A reduction or interruption in supply of raw or intermediate materials combined with an inability of us or our CDMOs to timely establish alternative sources for such supply could adversely affect our ability to manufacture our product candidates or approved products in a timely or cost-effective manner, result in a shortage of product supply, delay the development and any commercial launch of our product candidates, and ultimately impair our ability to generate revenues from sales of any approved products.

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

Global geo-political actions, such as those described elsewhere in these Risk Factors, including retaliatory measures that may be implemented by foreign countries in response to tariffs or other actions by the United States, could also increase the uncertainties and costs surrounding the prosecution and maintenance of our or our licensors’ patent applications and the maintenance, enforcement, and defense of our or our licensors’ issued patents or otherwise adversely impact our intellectual property rights in those countries.

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

We have entered into, and we expect to enter into in the future, license and other agreements pursuant to which we may obtain access to or acquire intellectual property rights and technologies. These license and acquisition agreements impose, and we expect that future license and acquisition agreements will impose, various diligence, milestone, royalty, and other payment, and other obligations on us. If we fail to comply with our obligations under these agreements, we may be required to pay damages, and the licensor or other party may have the right to terminate the agreement. Any termination of these agreements could result in the loss of significant rights and could harm our ability to develop or advance one of our cell engineering platforms, or develop, manufacture, or commercialize one of our product candidates. See the subsection titled “Business— Key Intellectual Property Agreements” in Part I, Item 1 of this Annual Report for additional information regarding these key agreements.

Licensing of intellectual property is of critical importance to our business, involves complex legal, business, and scientific issues, and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including those relating to:

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

Certain patents relating to our product candidates are owned or controlled by certain of our licensors. Each of our licensors generally has rights to file, prosecute, maintain, and defend the patents we have licensed from such licensor in their name, generally with our right to comment on such filing, prosecution, maintenance, and defense, with some obligation for the licensor to consider or incorporate our comments, for our exclusively licensed patents. We generally have the first right to enforce our exclusively licensed patent rights against third parties, although our ability to settle such claims often requires the consent of the licensor. If our licensors, third parties from whom they license or have obtained the relevant patents, or any future licensees having rights to file, prosecute, maintain, and defend our patent rights fail, or have in the past failed, to properly and timely conduct these activities for patents or patent applications covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using, or selling competing products. We cannot be certain that such activities have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of certain existing or future license agreements, the licensor may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and, even if we are permitted to pursue such enforcement or defense, we cannot ensure the cooperation of such licensor. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could cause us to lose rights to intellectual property that we may need to operate our business or could cause us to lose the ability to exclude our competitors from using the intellectual property rights, which would harm our business. In addition, even when we have the right to control prosecution of licensed patents and patent applications, enforcement of licensed patents, or defense of claims asserting the invalidity of those patents, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to or after our assuming control. In the event we breach any of our contractual obligations to our licensors related to such prosecution, we may incur significant liability to our licensors.

We may not be successful in obtaining or maintaining necessary rights to product candidates and technologies or related components or processes, which may require us to operate our business in a more costly or otherwise adverse manner than we anticipated. We may not be successful in obtaining or maintaining exclusive rights to owned and in-licensed patents or patent applications or future patents to the extent they are co-owned by us and third parties.

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

If we are unable to obtain or maintain necessary third-party intellectual property rights, we may be required to expend considerable time and resources to develop or license replacement technology. For example, our programs may rely upon technologies or product candidates that require the use of additional proprietary rights held by third parties. Furthermore, other pharmaceutical companies and academic institutions may have filed or may plan to file patent applications potentially relevant to our business. In order to work effectively and efficiently, or for other reasons, our product candidates may also require specific formulations, reagents, materials, components, or other technology, which may be covered by intellectual property rights held by others. In order to avoid infringing third-party patents, we may be required to license technology from these third parties to further develop or commercialize our product candidates. We may be unable to acquire or in-license third-party intellectual property rights that we identify as necessary or important to our business operations, including composition, method of use, method of making, or other intellectual property rights required to make, use, or sell our product candidates. Such licenses or other rights may not be available at a reasonable cost or on reasonable terms, or at all. As a result, we may need to cease use of the compositions or methods covered by such third-party intellectual property rights and be unable to develop or commercialize the affected product candidates, which would harm our business. In addition, we may need to seek to develop alternative approaches that do not infringe on such intellectual property rights, which may entail additional costs and lead to delays in development. In certain cases, it may not be feasible for us to develop such alternatives, which would harm out ability to continue development of the affected product candidates. Even if we are able to obtain a license to such intellectual property rights, any such license may be non-exclusive, which may allow our competitors to access to the same technologies licensed to us.

Additionally, we sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. However, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us and the institution may license the intellectual property rights to other parties, potentially blocking our ability to pursue any of our programs to which such rights relate.

The licensing and acquisition of third-party intellectual property rights is competitive, and other companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies or those with greater resources may have a competitive advantage over us, for example, due to their larger size or greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete negotiations and ultimately license or acquire the intellectual property rights necessary or useful for the development and commercialization of our product candidates. Any delays in entering into, or inability to enter into, license or other agreements pursuant to which we obtain rights related to our product candidates could delay or halt the development and commercialization of our product candidates in certain geographies, which could harm our business prospects, financial condition, and results of operations.

Moreover, some of our current or future owned and in-licensed patents or patent applications are or may be co-owned with third parties. If we are unable to obtain an exclusive license to any such co-owner’s interest in such patents or patent applications, such co-owner may be able to license their rights to other third parties, including our competitors, enabling them to market competing products and technologies. In addition, such co-owner may not provide the cooperation necessary to enforce such patents against third parties. Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

We may depend on intellectual property licensed or sublicensed to us from, or for which development was funded or otherwise assisted by, government agencies, such as the National Institutes of Health, for development of our technologies and product candidates.

Government agencies have provided, and may in the future provide, funding, facilities, personnel, or other assistance in connection with the development of the intellectual property rights owned by or licensed to us. Such government agencies may have retained rights in such intellectual property, including the right to grant or require us to grant mandatory licenses or sublicenses to such intellectual property to third parties under specified circumstances, including if it is necessary to meet health and safety needs that we are not reasonably satisfying or if it is necessary to meet requirements for public use specified by federal regulations, or to manufacture products in the United States. Any exercise of such rights, including with respect to any such required sublicense, could result in our loss of significant rights and could harm our ability to commercialize or continue commercializing the relevant products. For example, at least one of our in-licensed patent cases related to each of our ex vivo and in vivo cell engineering platforms has been funded at least in part by the United States government. As a result, these patent cases are subject to certain federal regulations pursuant to the Bayh-Dole Act of 1980 (Bayh-Dole Act). In particular, the federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit to inventions produced with its financial assistance. The Bayh-Dole Act also provides federal agencies with “march-in rights,” which allow the government, in specified circumstances, to require the contractors or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Intellectual property rights discovered under government-funded programs are also subject to certain reporting requirements, compliance with which may require us or our licensors to expend substantial resources, and failure to comply may lead to loss of rights. Such intellectual property is also subject to a preference for United States industry, which may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property rights. Moreover, we cannot be sure that any intellectual property we may co-develop with academic institutions in connection with research or development activities will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or in-license technology that is critical to our business and is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

If we are unable to obtain and maintain sufficient intellectual property protection for our technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our technologies and product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel discoveries and technologies that are important to our business. We have filed numerous patent applications and anticipate that we will file additional patent applications both in the United States and in other countries, as appropriate. However, we cannot predict:

•
if and when any patents will issue from our owned and in-licensed patent applications, and whether the claims of any such issued patent will cover our product candidates and technologies or uses thereof in the United States or in other foreign countries;
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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file, and we and our licensors may not be able to prosecute, all necessary or desirable patent applications or maintain, defend, or enforce patents that may issue based on our patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection or before another party files a patent application covering the relevant inventions. Although we enter into confidentiality agreements with parties that have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to obtain patent protection.

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

The strength of patents in the biotechnology and pharmaceutical fields can be uncertain and evaluating the scope and validity of such patents involves complex legal, factual, and scientific analyses, which may vary based on the jurisdiction in which the analyses are performed. Patents have in recent years been the subject of much litigation in the United States and worldwide, resulting in court decisions, including United States Supreme Court decisions, that have increased uncertainty as to the patentability of certain inventions as well as the enforceability of patent rights in the future. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our technologies or product candidates or uses thereof in the United States or foreign countries. Even if patents do successfully issue, third parties may challenge the patentability, validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, revoked, or held unenforceable. In the event of litigation or administrative proceedings involving our issued patents, we cannot be certain that the claims of any such patent will be considered patentable by administrative bodies or valid by courts in either the United States or foreign countries. Furthermore, even if they are unchallenged, our issued patents may not adequately cover our technologies or product candidates or prevent others from designing their products to avoid being covered by our patent claims. If the breadth or strength of protection provided by our patents is threatened, companies may be dissuaded from collaborating with us to develop, and could threaten our ability to successfully commercialize, our product candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, as patent rights are time limited, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope, or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope or validity of patent claims, or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application worldwide, including in the United States, that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. The scope of a patent’s claims is determined by an interpretation of the laws of the country in which the patent has been granted, the written disclosure in the patent, and the patent’s prosecution history. We may incorrectly interpret the relevance or scope of a patent or a pending application, determine that our products are not covered by a third-party patent, predict whether a third party’s pending application will issue with claims of relevant scope, or determine the expiration date of any patent worldwide, including in the United States, that we consider relevant. Any of the foregoing could negatively impact our ability to develop and market our product candidates.

Intellectual property rights do not necessarily protect us from all potential threats to our competitive advantage.

The degree of protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or enable us to maintain our competitive advantage. For example:

•
we may not develop technologies that are patentable;
•
we may choose not to file a patent in order to maintain certain rights as trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property;
•
our pending patent applications may not lead to issued patents for various reasons;
•
we or our licensors or future collaborators may not have been the first to make the inventions covered by, or the first to file, certain issued patents or pending patent applications that we own or have exclusively licensed, which may jeopardize our or our licensors’ or future collaborators’ ability to obtain an issued patent or the validity of any issued patents;
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
•
issued patents that we own or have exclusively licensed may be revoked or held invalid, unpatentable, unenforceable, or not infringed, including as a result of efforts to enforce our patents and legal challenges;
•
we may fail to adequately protect and enforce our rights to our trade secrets and trademarks; and
•
third-party patent rights may have an adverse effect on our business, including if these rights claim subject matter similar to or improving upon that covered by our patents and patent applications.

Should any of these events occur, they could significantly harm our business, results of operations, and prospects.

Confidentiality agreements with employees and third parties may not prevent disclosure of trade secrets and other proprietary or confidential information.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, subject matter for which patents are difficult to enforce, and other elements of our product candidates, technology, and product discovery and development processes that involve proprietary know-how, information, or technology that we do not cover through patent protection. Any disclosure, either intentional or unintentional, by our current or former employees, contractors, collaborators, or those of third parties, including those with whom we share our facilities and consultants and vendors that we engage to perform research, clinical trials, or manufacturing activities, or misappropriation (such as through a cybersecurity breach) of our trade secrets or proprietary or confidential information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Because we rely and expect to continue to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Trade secrets and confidential information, however, can be difficult to protect. We seek to protect our trade secrets, know-how, and confidential information, including our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors, collaborators, and other third parties. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. In addition, we enter into agreements with our consultants, contractors, service providers, and outside scientific collaborators that typically include invention assignment obligations. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary or confidential information, including our technology and processes. Although we use reasonable efforts to protect our trade secrets and confidential information, our employees, consultants, outside scientific advisors, contractors, collaborators, and other third parties might intentionally or inadvertently disclose such information to competitors or other third parties, including, as to consultants and advisors, to their primary employers, in breach of our agreements with such parties, and adequate remedies for such breaches may be unavailable. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, we may be required to disclose trade secrets and other confidential information to governmental authorities, including in connection with regulatory filings related to our product candidates, and such authorities may make certain documentation or information contained therein available to the public. If we are unable or otherwise fail to take advantage of any opportunity to protect such trade secrets or other confidential information, our competitors could use such information to compete with us, which would significantly harm our business.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized disclosure of our intellectual property, including confidential information, to third parties or misappropriation of our intellectual property by third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition.

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

Numerous issued patents and pending patent applications owned by third parties may exist worldwide in the fields in which we are developing our platform technologies and product candidates. We cannot provide any assurances that third-party patent rights that might be enforced against the making, use, or sale of our current product candidates or future products do not exist, which, if they did exist, would result in either an injunction prohibiting our sales, or an obligation to pay royalties on product sales or other forms of compensation to third parties. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates will be subject to claims of infringement of the patent rights of others. Third parties may assert that we infringe their patents or other intellectual property, or that we are otherwise employing their proprietary technology without authorization, and may sue us. There may be third-party patent filings of which we are currently unaware with claims, including claims to compositions, formulations, methods of manufacture, or methods of use or treatment, that cover our product candidates. It is also possible that patent filings owned by third parties of which we are aware, but which we do not believe are relevant to our platform technologies, product candidates, or other proprietary technologies we may develop, could be found to be infringed by our product candidates. Because patent applications can take many years to issue, there may be pending patent applications, including those of which we are unaware, that may later result in issued patents that our product candidates may infringe. In addition, third parties, including our competitors in both the United States and abroad, many of which have substantially greater resources than we do and have made substantial investments in patent portfolios and competing technologies, may obtain patents in the future that prevent, limit, or otherwise interfere with our ability to make, use, and sell our product candidates, and may claim that use of our technologies or the manufacture, use, or sale of our product candidates infringes upon these patents. If any such third-party patents were held by a court of competent jurisdiction to cover our technologies or product candidates, or if we are found to otherwise infringe a third party’s intellectual property rights, the holders of any such patents may be able to block, including by court order, our ability to develop, manufacture, use, sell, or commercialize the applicable product candidate unless we obtain a license under the applicable patents or other intellectual property, or until such patents expire or are finally determined to be held unpatentable, invalid, or unenforceable. Such a license may not be available on commercially reasonable terms or may not be available at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, our ability to commercialize our product candidates may be impaired or delayed, which could significantly harm our business.

The pharmaceutical and biotechnology industries have produced a considerable number of patents, and it may not always be clear to industry participants, including us, which patents cover the making, use, or sale of various types of products or methods of use. The scope of patent coverage is subject to interpretation by both administrative bodies and the courts, and the interpretation is not always predictable or uniform. If we were sued for patent infringement, we would need to demonstrate that the making, use, or sale of our product candidates, products, or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, which we may not be able to do. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents, and there is no assurance that a court would invalidate the claims of any such patent. Third parties asserting their patent or other intellectual property rights, such as confidential information or trade secrets, against us may also seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates or force us to cease some of our business operations. We may not have sufficient resources to bring any of these actions to a successful conclusion. Defense against any of these claims, regardless of their merit and whether we are successful or not, would require us to incur substantial costs and could divert management and other employee resources from our business, cause development delays, and impact our reputation, which could have a material adverse effect on our business and operations. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties, or redesign our infringing products, which may be impossible to do on a cost-effective basis or require substantial time and monetary expenditure. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

Our issued patents and patent applications could be found unpatentable, invalid, or unenforceable if challenged in courts or before an administrative body, and we may be involved in lawsuits to protect or enforce our or our licensors’ patents or other intellectual property. Our participation in any such action could be expensive, time-consuming, and unsuccessful.

Our issued patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. For example, our patent applications may be subject to a third-party pre-issuance submission of prior art to the USPTO, or we may become involved in post-grant review proceedings, opposition or derivation proceedings, reexaminations, or inter partes review proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. In addition, interference or derivation proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions or the correct inventorship of the inventions claimed in our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. An adverse determination in any such proceeding may result in loss of exclusivity or in our patent claims being narrowed, invalidated, held unpatentable, or held unenforceable, in whole or in part, which could limit our ability to exclude others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of, or otherwise no longer protect, our technology and products.

In addition, competitors may infringe our or our licensors’ issued patents or other intellectual property. To cease such infringement or unauthorized use, we may be required to initiate patent infringement litigation, which can be expensive and time-consuming and could divert the time and attention of our management and personnel. In such litigation, the defendant could counterclaim that we infringe their patents or that the patent covering our product candidate is invalid, unenforceable, or both. In patent litigation in the United States and abroad, these types of counterclaims are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent, including lack of novelty, obviousness, non-enablement, or insufficient written description, or that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation, using post-grant proceedings such as re-examination, inter partes review, post-grant review, opposition, or derivation proceedings.

The outcome following legal assertions of unpatentability, invalidity, or unenforceability is unpredictable. In an administrative proceeding, the administrative body may decide that a patent is unpatentable or will be revoked, in whole or in part. In any patent infringement proceeding or declaratory judgment action, a court may decide that our or a licensor’s patent is invalid or unenforceable, in whole or in part. In the event of either decision, we would no longer have the right to stop another party from using the invention covered by the relevant patent. There is also a risk that, even if the validity of such a patent is upheld, the court or administrative body will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. The court could also decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). With respect to the validity and patentability of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent offices were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection for the relevant product candidate, which could limit our ability to assert our patents against that third party and other competitors and prevent us from excluding third parties from making, using, or selling similar or competitive products.

Even if we establish infringement of our or our licensors’ intellectual property, the remedies may be insufficient. For example, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure in the course of litigation. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, the price of our common stock could be substantially adversely affected. Litigation, interference, derivation, or other proceedings involving our or our licensors’ intellectual property may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. Any failure to obtain or maintain patent protection with respect to our product candidates and other technologies, including as a result of such proceedings, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

The terms of our patents may not be sufficient to effectively protect our products and business.

Patents have limited terms, and in many jurisdictions worldwide, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent’s term is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Given the significant amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Further, any delays in our clinical trials could reduce the period of time during which we could market our product candidates under patent protection. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic therapies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of January 2026 have terms expected to expire on dates ranging from 2029 to 2042, subject to any patent term extensions that may be available. If patents are issued on our patent applications pending as of January 2026, the resulting patents are projected to expire on dates ranging from 2033 to 2046. In addition, although upon issuance in the United States a patent’s term can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution or by failing to timely file a request for patent term adjustment (PTA). A patent term extension based on regulatory delay may also be available in the United States and in certain other foreign jurisdictions. However, in the United States, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension in the United States does not extend to the full scope of the patent’s claims, but instead only as to the scope of the product as approved. The laws governing analogous patent term extensions in foreign jurisdictions vary widely and many differ from the process in the United States. Additionally, we may not receive a patent term extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. If we are unable to obtain a patent term extension for any particular patent, or the term of any such extension is less than we request, the period during which we will have the right to exclude others from using the patent rights will be shortened. Our competitors may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch a biosimilar product earlier than might otherwise be the case, which could reduce our revenue, possibly materially. In general, if we do not have sufficient patent term to protect our technologies and product candidates, our business and results of operations will be adversely affected.

Third parties may challenge the inventorship or ownership of or otherwise assert rights in our patent and other intellectual property rights.

We may be subject to claims that former employees, collaborators, or other third parties have an ownership interest in our patents or other intellectual property, including as a result of being an inventor or co-inventor. In the United States, the failure to name the proper inventors on a granted patent can result in the patent being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions made to an invention by the individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates, or questions regarding co-ownership of potential joint inventions. For example, inventorship disputes may arise from conflicting obligations of consultants or others who are involved in developing our technologies or product candidates or related intellectual property. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. Litigation may be necessary to defend against claims challenging or relating to inventorship and ownership of intellectual property rights. Our failure to successfully defend against such claims could result in our obligation to pay monetary damages and loss of valuable intellectual property rights, such as exclusive ownership of, or the right to use, such intellectual property, which could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distract management and other employees.

We or our licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as the United States government, such that we or our licensors are not the sole and exclusive owners of the patents that we own or that we have in-licensed. If third parties have ownership or other rights to our patents, including in-licensed patents, they may be able to license such patents to our competitors, enabling such competitors to make, use, or sell competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

In addition, although it is our policy to require our employees, contractors and other third parties who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. As described elsewhere in these Risk Factors, such claims could be expensive and time-consuming to litigate or defend and could divert the time and attention of our management and other personnel, and we may ultimately be unsuccessful in such efforts, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We and third parties involved in our operations are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we currently and will continue to collect, store, and transmit confidential and proprietary information (including trade secrets or other intellectual property, proprietary business information, including data from our research, preclinical studies, and clinical trials, and personal information). It is critical that we and these third parties do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. For example, we have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors that have access to such information, including those that provide information technology and data security systems and services, and we do not have operational control over these third-party vendors. In addition, we currently and may in the future share or exchange confidential or proprietary information with other third parties, such as collaborators, licensors, or strategic partners, none of which we have control over and all of which are subject to security risks similar to those we face. As such, we are subject to risks not only from security incidents involving our own systems and networks, but also those of third parties with whom we work.

Despite the implementation of security measures (including edge technology designed to identify and protect our network from infiltration by third-party systems), our internal computer systems and those of any third parties involved in our operations, including our third-party research institution collaborators, CROs, CDMOs, and other service providers, contractors, and consultants, including vendors of information technology and data security systems and services, are vulnerable to damage and interruptions from cyberattacks, security breaches and incidents, computer viruses, ransomware, fraud, and other compromises and incidents involving or leading to unauthorized access to or loss, modification, unavailability, use, disclosure, or other processing of confidential or proprietary information. This risk may be exacerbated by the availability and continued development and evolution of artificial intelligence and machine learning technologies (AI Technologies), which may enable threat actors to use more sophisticated means to damage or interrupt our systems or those of third parties. In addition, certain systems or components thereof require enhanced or otherwise different security measures, which may require us to invest additional resources and may leave such systems more vulnerable to security compromises or incidents. These compromises and incidents may involve acts by current or former employees, service providers (including providers of information technology-specific services), nation states (including groups associated with or supported by foreign intelligence agencies), organized crime organizations, “hacktivists,” or others. For example, SolarWinds Corporation (SolarWinds), a provider of information technology monitoring and management products and services that we used, experienced a cyberattack in 2020 that was likely the result of a supply chain attack by an outside nation state. We took steps to mitigate the vulnerabilities identified within these products and, following our investigations, concluded that our confidential information was not materially accessed, lost, or stolen as a result of this cyberattack. However, there may be unknown effects from this or other cyberattacks that have occurred or may occur in the future, any of which could have a material negative impact on our business. In addition, in certain cases, we may rely on or incorporate third-party software, code, or other similar materials into our systems, processes, and operations, such as in the case of internal software development, which exposes us to various risks, including that such third-party materials may have harmful components that could enable access and harm to our systems and confidential information. If we are unable to or otherwise do not detect these harmful components, or are unable to manage their effects, our business could be significantly harmed.

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

The security of our network, systems, and information, including data, may also be subject to threats involving misuse by our current or former employees or third parties involved in our operations, including service providers, contractors, vendors, or partners, whether intentional or unintentional. For example, we are subject to the risk that employees may inadvertently share confidential information with unintended third parties, or that departing employees may take, or create their own information based on, our confidential information upon leaving the company. In addition, any such insiders may be the victims of social engineering attacks that enable unauthorized third parties to access our network, systems, and information using an authorized person’s credentials, and such attacks may be more likely to succeed when conducted using AI Technologies. We and our network, systems, and information are also vulnerable to malicious acts by insiders, including leaking, modifying, or deleting confidential information, or performing other acts that could materially interfere with our operations and business. Although we provide regular training to our employees regarding cybersecurity threats and best practices, we cannot ensure that such training or other efforts will prevent unauthorized access to or sabotage of our network, systems, and information.

Although we have not, to our knowledge, experienced any material system failure, accident, or security breach to date, because techniques used to obtain unauthorized access to or to sabotage systems are constantly evolving and generally are not recognized until they are launched against a target, we cannot be sure that our current practices, including our security and data protection efforts and investment in information security and technology will detect or prevent future significant breakdowns, data leakages, breaches in our systems or the systems of third parties involved in our operations, such as service providers, contractors, and collaborators, or other compromises or incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. Any such event could materially disrupt our operations and programs, delay or otherwise negatively impact the development of our product candidates, and significantly harm our business. To the extent such an event leads to unauthorized access to or loss, modification, unavailability, use, disclosure, or other processing of personal information, including personal information regarding our clinical trial subjects or employees, or any reporting or belief such an event or impact has occurred, this could delay further development and commercialization of our product candidates, harm our reputation directly, require us to comply with federal or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. As a result, we could incur significant legal and financial exposure and reputational harm that could have a material adverse effect on our business. In any case, if we experience a cyberattack or security breach or incident, we could incur significant costs to remedy the resulting damage, including costs to deploy additional personnel and security and protection technologies, train employees, and engage third-party experts and consultants. We and the third parties involved in our operations may face difficulties and delays in identifying, responding to, and remediating security breaches and incidents, and we may find it necessary or appropriate to put in place additional measures designed to identify, protect against, and otherwise address cyberattacks and security breaches and incidents. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on commercially reasonable terms or at all.

In addition, we have entered into and expect to continue to enter into agreements, such as collaboration, license, contract research, manufacturing, clinical trial, and other services agreements, with organizations that operate in certain countries that are at heightened risk of technology, data, and intellectual property theft through direct intrusion by private parties or foreign actors, including those affiliated with or controlled by state actors. If any theft or intrusion affects our technology, data, or intellectual property, the value of such technology, data, or intellectual property to our company may be diminished and our competitive position could be harmed. In such a case, our efforts to protect and enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from such intellectual property, and we may be at heightened risk of losing our proprietary intellectual property rights around the world, including outside of such countries, to the extent such theft or intrusion destroys the proprietary nature of our intellectual property.

Artificial intelligence and machine learning technologies continue to expand and evolve. If we fail or are unable to take advantage of such technologies or to properly use such technologies, our business and competitive advantage could be harmed.

Our personnel, and those of any third parties involved in our operations, including vendors, service providers, collaborators, contractors, and consultants, may develop and use AI Technologies in the course of performing work for us, including generative artificial intelligence technologies (GenAI) that have the ability to output new content and information based on user inputs. GenAI has the potential to benefit our business and operations, possibly significantly, including by potentially creating efficiencies and enabling powerful research and development that may otherwise not be possible, and we may be at a competitive disadvantage if we do not or are unable to use GenAI, or only use it for limited purposes. However, use of GenAI in connection with our confidential, proprietary, or otherwise sensitive information, including personal data, may result in leaks, disclosure, or otherwise unauthorized or unintended access to or use or other processing of such information, including incorporation of such information into the applicable GenAI system or use of such information to further refine and train the GenAI models. Any such access or use, or any improper or inappropriate use, of GenAI could, for example, reveal trade secrets or other confidential information that may enable third parties to replicate or improve upon our technologies and programs, advance their technologies or programs more rapidly than we do, or otherwise negatively impact the value of, or our ability to obtain or maintain, intellectual property rights. Access to and use and other processing of personal data may subject us to risks and potential liability and obligations under applicable data privacy laws, as described elsewhere in these Risk Factors. Although we implement measures designed to prevent the occurrence of such events, such as through policies and employee training, we cannot ensure that such measures will be successful.

Further, we may use the output of GenAI in our technologies, programs, and other aspects of our business, and such output could incorporate third-party intellectual property, or we may otherwise be unable to own, protect, further develop, or ultimately use such output, which could significantly harm our business to the extent such technologies, programs, or other aspects of our business rely upon such output. Such output may also be false, non-sensical, biased, or otherwise harmful to our operations and business if incorporated therein. Further, our ability to use GenAI or further develop or use its output may depend on access to specific third-party software and infrastructure, such as processing hardware or third-party artificial intelligence models, and we cannot control the availability or pricing of such software and infrastructure, especially in a highly competitive environment. We may also face novel and urgent cybersecurity risks and emerging operational, ethical, and societal risks relating to the use of GenAI and other AI Technologies, including with respect to fairness and potential bias, which could adversely affect our operations, assets, including intellectual property and data, and reputation, as well as those of any third parties involved in our operations. There is significant uncertainty with respect to the nature of the laws and regulations that have been and may in the future be adopted, including how such laws and regulations will be interpreted and applied, both within and outside of the United States, with respect to the use of AI Technologies in general, and GenAI in particular, including the ownership of or right to use the output of GenAI. We may need to expend significant resources to modify and maintain our business practices in our efforts to comply with such laws and regulations and to otherwise ensure appropriate and lawful use of AI Technologies, including GenAI and its output, in our technologies, programs, and other aspects of our business. Third parties involved in our operations may face similar challenges, and we and such third parties may be unable to meet evolving legal and regulatory requirements regarding the use of AI Technologies, including GenAI, which could subject us to additional costs and expenses, litigation, regulatory scrutiny, actions, and investigations, reputational damage, and other negative consequences.

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

Furthermore, the patent position of companies in the biopharmaceutical industry is particularly uncertain. Various courts, including the United States Supreme Court, have rendered decisions that could negatively affect the actual or perceived value of patents, such as recent federal district and appellate court rulings that have narrowed the scope of patent protection available in certain circumstances, weakened the rights of patent owners in certain situations, and in certain cases invalidated patents entirely. For example, in its 2023 decision in Amgen v. Sanofi, the United States Supreme Court held that a functionally-claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal Circuit’s 2023 decision in In re: Cellect, LLC, which considered the interaction of PTAs, terminal disclaimers, and obvious-type double patenting, may negatively affect the patent term of any issued patents that rely on any PTA. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts, the USPTO, and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the United States Supreme Court held that certain claims to naturally occurring substances are not patentable. Although we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by Congress, the federal courts, the USPTO, or the relevant law-making bodies in other countries may impact the value of our patents. For example, the Inflation Reduction Act (IRA) authorizes the Secretary of the Department of Health and Human Services (HHS) to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain whether and to what extent it will affect our longer-term patent strategy or our business. Additionally, in July 2025, the FDA announced its intent to increase transparency by publicly releasing complete response letters (CRLs) issued to drug and biologic sponsors, and subsequently announced it would release in “real time” newly issued CRLs. CRLs, which are issued when a BLA or New Drug Application cannot be accepted in its current form, outline the reasons for non-approval and may contain confidential or proprietary information relating to the applicant’s product, including clinical trial, manufacturing, and technical information, including specific observations about study design and clinical endpoints. Although the FDA has stated that confidential information will be redacted, it remains unclear how such disclosures will be implemented. Any public release of a CRL issued to us could result in the unintentional disclosure of information that competitors may use to infer proprietary aspects of our or our licensor’s technologies, which could compromise our confidential and proprietary information, including our trade secrets and know-how, or facilitate third-party efforts to design around or challenge the validity, enforceability, or scope of our patents, or accelerate the development of biosimilars. If we are required to modify or limit the information shared with the FDA to mitigate such risks, it could increase our costs, slow our regulatory interactions, or delay our product approval timelines. Accordingly, evolving laws, regulations, and policies in the United States and other countries may adversely affect our and our licensors’ ability to obtain new patents or to enforce existing patents and may facilitate third-party challenges to any of our owned or licensed patents.

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

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and may require separate regulatory approval prior to commercialization. The approval or clearance of a companion diagnostic as part of a therapeutic product’s further labeling limits the use of the therapeutic product to only those patients who express the specific characteristic that the companion diagnostic was developed to detect. For any companion diagnostic developed for use with one of our product candidates, we or our collaboration partners may experience delays in obtaining or may be unable to obtain regulatory approval or clearance for or be able to continue marketing of such companion diagnostic for various reasons, such as difficulties in manufacturing, technology transfer activities, or obtaining adequate third-party reimbursement, which could harm our business. If we or our collaboration partners are unable to obtain necessary regulatory approvals or clearance for companion diagnostics necessary for our product candidates or experience delays in doing so, we may suffer significant negative consequences that could harm our business, possibly materially, including:

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
•
conduct inquiries or investigations, which could require us to expend significant time and resources in response and generate negative publicity;
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

The ability of the FDA to review and approve new products may be affected by a variety of factors, including government budget and funding levels, changes in federal agency leadership, statutory, regulatory, and other governmental changes, including government administration policy actions, such as those relating to hiring and return-to-office, and policies implemented by the Department of Government Efficiency, including reduction-in-force initiatives, the FDA’s ability to hire and retain key personnel, including personnel with the expertise necessary to evaluate product candidates such as ours, and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years. Moreover, these and other factors have increased the uncertainties associated with interpreting the FDA’s guidance and predicting its areas of focus and responses to various issues. In addition, government funding of the FDA and other government agencies, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable and could lead to changes in agency funding that make it more difficult or costly to operate our business. For example, the United States government has, and may in the future, take actions that could impact the extent to which NIH grantees can receive funds for indirect costs associated with research activities, and we cannot predict how and the extent to which any such actions may impact our business. Disruptions at the FDA and other agencies, such as staffing changes that have occurred and may occur in the future, may also extend the time necessary for new biologics or modifications to licensed biologics to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown, a lapse in government appropriations or funding, or other disruption occurs, or if global health concerns, staffing shortages, budget restrictions, or other factors such as those described above prevent the FDA or comparable foreign regulatory authorities from conducting their normal operations, such as regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions. Such factors could also harm the ability of other government agencies with which we interact in the normal course of business to carry out their core functions. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. We have entered into, and expect to enter into in the future, consulting and scientific and clinical advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of our product candidates, if approved. Compensation under some of these arrangements may include the provision of stock options or other equity in addition to or in lieu of cash consideration. Because of the complex and far-reaching nature of these laws, it is possible that governmental authorities could conclude that our payments to physicians may not be fair market value for bona fide services or that our business practices do not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. For example, these relationships and any related compensation could result in perceived or actual conflicts of interest, or the FDA’s determination that the financial relationship affected the conduct or interpretation of one of our preclinical studies or clinical trials. In such a case, the integrity of the data generated from such preclinical study or clinical trial may be questioned and the utility of the preclinical study or clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any regulatory submissions related to our product candidates. Any such delay or rejection could prevent us from commercializing our product candidates.

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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the Patient Protection and Affordable Care Act (the ACA), enacted in 2010, substantially changed the way healthcare is financed by both governmental and private payors. Among the provisions of the ACA of importance to the pharmaceutical and biotechnology industries, which includes biologics, are the following:

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

Most significantly, on August 16, 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires, beginning in 2026, manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates, first due in 2023, under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and, effective in 2025, replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue and update guidance as these programs are implemented. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected ten high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of the IRA and ongoing and future legislative, executive, judicial, and administrative actions and any healthcare measures and agency rules on the pharmaceutical industry generally, and on our business specifically, is uncertain. If we obtain regulatory approval for any of our product candidates, the IRA could substantially and negatively impact the prices we may charge for such products, which could harm our ability to generate revenue and achieve and sustain profitability.

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

Further, there have been a number of, and there may in the future be, other policy, legislative, and regulatory proposals aimed at changing the pharmaceutical industry. The United States government, state legislatures, and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage, drug importation programs and proposals, and requirements for substitution of generic products for branded prescription drugs. For example, the current government administration has introduced various measures to address prescription drug pricing and access, including through issuance of an executive order aiming to establish a “most-favored-nation” drug pricing policy that would tie United States drug prices to the prices paid for drugs in other countries, which has prompted and may lead to additional government and industry action in furtherance this policy, including agreements between the government and major pharmaceutical companies designed to bring American drug prices in line with the lowest price paid by other developed nations and the potential rollout of direct-to-consumer drug purchasing programs and platforms. In particular, the current administration has directed the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directed the United States Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In addition, in November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected could have a material adverse effect on our industry and our business generally, including by harming our ability to set adequate pricing for new drugs to recover research and development costs, our ability to attract potential investors and potential buyers in the future, or the pricing of any of our approved products in the United States or in foreign countries. The timing and extent of implementation of any of the measures described above is uncertain and we cannot fully predict their impact on our product candidates and our business. However, the adoption of these and any other government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our product candidates from coverage, limit payments for pharmaceuticals, and impact healthcare systems and drug markets in the United States and abroad.

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

On December 13, 2021, Regulation 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU (the Regulation), was adopted in the EU. While the Regulation entered into force in January 2022, from January 31, 2025, or the end of the transition period, any trials approved under the Clinical Trials Directive that continue running must comply with the Regulation, and their sponsors must enter information on the trials in the CTIS, which provides a single-entry point for sponsors and regulators of clinical trials for the submission and assessment of clinical trial data. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The Regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, and ethical) aspects of health technology, and making decisions on pricing and reimbursement.

In the UK, the former 2019 Voluntary Scheme for Branded Medicines Pricing and Access (VPAS) scheme for cost containment of branded National Health Service (NHS) prescription medicines ended in 2023, and has been replaced by the 2024-2028 Voluntary Scheme for Branded Medicines Pricing, Access and Growth (VPAG) scheme. VPAG is an agreement between the UK government, the NHS, and the pharmaceutical industry, pursuant to which the pharmaceutical industry commits to returning NHS overspend based on sales of branded prescription medicines (innovative brands, branded generics, and biosimilars) when a maximum sales growth rate is exceeded. The rebate calculations use a product-by-product assessment that classifies branded medicines as either “new active substances,” “newer medicines,” or “older medicines” based on a set of rules. All companies selling branded prescription medicines in the UK can, but are not required to, be members of VPAG. Once they join, companies remain in the scheme and any decision to leave in the following year must be made three months before the calendar year ends. A statutory scheme, which is intended to be broadly commercially equivalent to VPAG, runs alongside VPAG for companies that do not choose to join or remain in VPAG. However, because changes can be made to the statutory scheme at any point after a short public consultation, it does not provide the same stability as the five-year VPAG.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, such as government authorities, private health insurers, and other organizations, which consider various factors in determining the level of coverage and reimbursement, including the nature of the disease to be treated, the availability and cost of other therapies for the same disease, and the size of the patient population that could benefit from such treatment. In particular, we may face challenges commercializing products that we develop as functional cures for particular diseases, which raise unique coverage and reimbursement considerations relative to more traditional therapies. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. For example, the cost of treatment with our product candidates, including those developed as functional cures, may be expensive or more costly than other available treatment options, in particular, because such product candidates may require only a single or minimal number of administrations. Even if treatment costs are partially offset by coverage from third-party payors, required co-payments or deductibles may cause treatment with such product candidates to be too expensive for certain patients. Because our product candidates are in the early stages of development, we are currently unable to determine their cost effectiveness or the likely level or method of coverage and reimbursement. Increasingly, the third-party payors that reimburse patients or healthcare providers are requiring that drug companies provide these payors with predetermined discounts from list prices and are seeking to reduce the prices charged or the amounts reimbursed for drug products. If the price we are able to charge for any products we develop, or the coverage and reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

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

Interim reimbursement levels for new drug products, if applicable, may also be insufficient to cover our costs and may not be made permanent. Reimbursement rates may be based on payments allowed for lower cost drug products that are already reimbursed, may be incorporated into existing payments for other services, and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drug products may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of drug products from countries where they may be sold at lower prices than in the United States. Obtaining coverage and adequate reimbursement for our product candidates may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. For our product candidates that are intended to be administered by a physician (for example, via injection or transplantation), separate reimbursement for the product itself may or may not be available. Instead, the administering physician may or may not be reimbursed for providing the treatment or procedure in which our product is used.

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
•
our ability to set a price for our approved products that we believe is fair;
•
our ability to obtain coverage and reimbursement approval for an approved product;
•
our ability to generate revenue and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

Additionally, companion diagnostic tests that we or our collaborators may develop require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biologics products. Similar challenges to obtaining coverage and reimbursement applicable to pharmaceutical or biologics products will apply to companion diagnostic tests. Our inability to promptly obtain coverage and adequate reimbursement from third-party payors for the product candidates that we may develop and for which we obtain regulatory approval or any companion diagnostics that we or our collaborators may develop could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

We face potential liability related to the privacy of personal information, including health information we utilize in the development of products developed from our ex vivo cell engineering platform, as well as information we may obtain from research institutions participating in clinical trials involving our product candidates or technologies and directly from individuals.

We and our partners and vendors are subject to various federal, state, and foreign laws and regulations relating to data protection, privacy, and security. If we fail, or are alleged to fail, to comply with these laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices, enforcement actions, fines, and criminal or civil penalties, as well as negative publicity, reputational harm, and potential loss of business.

In the United States, our and our partners’ and vendors’ operations are subject to numerous federal and state laws and regulations, including state data breach notification laws and federal and state data privacy laws and regulations that govern the collection, use, disclosure, and protection of health information and other personal information. For example, most healthcare providers, including research institutions from which we may obtain patient health information, are subject to data privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. For example, under HIPAA, we could potentially face substantial criminal or civil penalties if we knowingly receive protected health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of such health information, or otherwise violate applicable HIPAA requirements related to the protection of such information. Even when HIPAA does not apply, failure to take reasonable steps to keep consumers’ personal information secure may constitute a violation of the Federal Trade Commission Act.

Certain materials we may use in our therapeutic research and development efforts, as well as stem cell lines used as starting material in our ex vivo cell engineering product candidates, are derived from human sources, which may contain sensitive identifiable personal information regarding the donor. In addition, we or our partners or vendors may maintain or otherwise have access to sensitive identifiable personal information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who may enroll in our patient assistance programs, if any. We may become subject to further obligations under HIPAA as a result of our access to such information. In addition, the HIPAA Standards for Privacy of Individually Identifiable Health Information (Privacy Rule) and the Security Standards for the Protection of Electronic Protected Health Information under HIPAA and HITECH are the subjects of final and proposed rule amendments, respectively. Additionally, many provisions of the final amendments to the Privacy Rule were vacated by a federal court in June 2025, and may be the subject of further proposed amendments. We may be required to modify our policies and practices to address these and other updates to the rules implementing HIPAA and HITECH.

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

Any clinical trial programs, including related regulatory filings, and research collaborations that we engage in outside the United States may implicate international laws and regulations concerning data protection, privacy, and security, including those governing various aspects of clinical research and, in the EU, the General Data Protection Regulation (GDPR). The GDPR imposes obligations in relation to the collection, use, sharing, disclosure, transfer, and other processing of data relating to an identifiable living individual within the European Economic Area (EEA), or “personal data,” including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training, and audit. The GDPR imposes stringent operational requirements for data controllers and data processors of personal data. Among other things, the GDPR requires that detailed notices be provided to clinical trial subjects and investigators, as well as maintenance of certain security levels for personal data and notification of data breaches or security incidents to appropriate data protection authorities or data subjects. Further, as a result of the UK’s withdrawal from the EU, we are required to comply with both the GDPR and the GDPR as incorporated into UK national law (UK GDPR) with respect to any clinical trial data generated from the EU and the UK, respectively, which may have differing requirements. Further, the UK implemented targeted amendments to its data protection framework through the UK Data (Use and Access) Act 2025 (UK Data Act), enacted on June 19, 2025, which has caused the UK’s data protection regime to deviate from the GDPR in certain respects. We may be subject to diverging requirements under EU member state laws and UK law, such as whether consent can be used as the legal basis for processing of clinical trial data and the roles, responsibilities, and liabilities and respective data protection obligations as between CROs, clinical trial sites, and sponsors. As these laws develop and the rules diverge, we may need to make operational changes to adapt, which could increase our costs and adversely affect our business.

The GDPR and UK GDPR regulate cross-border transfers of personal data out of the EEA and the UK, respectively. Recent legal developments in Europe have created complexity and uncertainty regarding the legality of and requirements with respect to transfers of personal data from the EEA and UK to the United States and other countries in which we or our partners or service providers may operate. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses, which are a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely and expect to rely in the future on the EU standard contractual clauses, the UK Addendum to the EU standard contractual clauses, and the UK International Data Transfer Agreement, as applicable, to transfer personal data outside of the EEA and the UK, including to the United States. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect that the regulatory guidance and enforcement landscape will continue to develop in relation to transfers to the United States and elsewhere. For example, the European Commission has renewed the UK’s adequacy decision through December 2031 after assessing the UK Data Act, but such adequacy determination remains subject to potential revocation or modification. The United States also instituted new rules, effective April 8, 2025, that prohibit or restrict certain transactions involving sensitive data and specific countries of concern, including China, and, among other requirements, may require United States businesses to seek assurances that foreign parties will not further share sensitive data with parties in countries of concern. As a result of these or other developments relating to cross-border data transfers, we may have to make certain operational changes and implement revised standard contractual clauses and other relevant documentation for data transfers within required time frames. If we are unable to transfer personal data between and among countries and regions in which we or our partners, collaborators, vendors, or clinical trial sites operate, or face restrictions in doing so, it could adversely affect the manner in which we operate our business, affect the geographical location or segregation of our relevant systems and operations, and adversely affect our financial results.

These laws and regulations may also apply to service providers and vendors that store or otherwise process personal data on our behalf, such as CROs and other service providers that may support the conduct of our clinical trials and information technology or other vendors. If our policies, controls, or other measures fail or are alleged to fail to comply with applicable laws or regulations relating to privacy, data protection, or security, or if a service provider or vendor misuses data we have provided to it or fails to safeguard such data, or otherwise fails to comply with such laws, we may be subject to litigation, regulatory investigations, enforcement notices, or enforcement actions imposing fines or requiring us to change the way we use personal data, as well as negative publicity, reputational harm, and potential loss of business. Failure to comply with the GDPR could result in penalties. Since we may be subject to the supervision of relevant data protection authorities under both the GDPR and the UK GDPR, we could be fined under each of those regimes independently in respect of the same breach. Penalties for certain breaches are up to the greater of €20 million (£17.5 million) or 4% of our global annual turnover. In addition to fines, GDPR noncompliance may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices for a compulsory audit, or civil claims, including class actions. If and as we continue to expand certain of our operations into foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

We expect that we will need to expend significant capital and other resources to ensure ongoing compliance with applicable data laws and regulations relating to data protection, privacy, and security. Claims that we have violated individuals’ privacy rights or breached our contractual obligations related to these matters, even if we are not found liable, could be expensive and time-consuming to defend and could result in negative publicity that could harm our business. Moreover, even if we take all necessary action to comply with legal and regulatory requirements, we could be subject to a data breach or other unauthorized access to personal information, which could subject us to fines and penalties, as well as litigation and reputational damage.

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

We are subject to export control and import laws and regulations, including the United States Export Administration Regulations, United States Customs regulations, various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Controls, the United States Foreign Corrupt Practices Act of 1977, as amended (FCPA), the United States domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. International trade, tariff, and import/export laws and regulations may require us to obtain licenses or permits and take other actions in order to complete certain activities necessary for the research, manufacture, and development of our product candidates. Moreover, we expect such laws and regulations, along with associated guidance and interpretations, to evolve over time in ways that may impact various aspects of our business. The process for obtaining any necessary licenses or permits and otherwise complying with applicable legal and regulatory requirements may be lengthy and time-consuming, and if we are not able to obtain any such licenses or permits or otherwise comply with such requirements in a timely manner, we may experience delays in our ability to manufacture, develop, and commercialize our product candidates. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, collaborators, and other third parties from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell products, if any, for which we receive regulatory approval outside the United States, to conduct clinical trials or other activities on our behalf, or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. In the ordinary course of our business, we may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We may be held liable for the corrupt or other illegal activities of our employees, agents, contractors, collaborators, and other third parties, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, in particular China, with respect to trade policies, including sanctions, treaties, tariffs, taxes, regulatory requirements, and other limitations on cross-border operations, including due to government administration policy changes that have occurred or may occur in the future. The United States government has and continues to make significant additional changes in United States trade policy and may continue to take future actions that could negatively impact United States trade. For example, the United States government has indicated its intent to modify United States trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. In addition, the United States has implemented, and in certain cases, increased, tariffs on a wide array of foreign products from almost all trading partners and may in the future implement other tariffs, including on pharmaceutical products. In particular, in April 2025, the United States Department of Commerce initiated an investigation related to imports of pharmaceuticals and pharmaceutical ingredients, and their derivative products, under Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of or increase in tariffs on imports of finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, as well as derivative products of such items. The administration continues to implement new, reinstated, or adjusted tariffs on a broad array of items, and we expect that this practice may continue. For example, the administration previously imposed “reciprocal” and “fentanyl-related” tariffs on imports of certain items and from various trading partners, citing authorities provided for in the International Emergency Economic Powers Act (IEEPA). Following a Supreme Court ruling in February 2026 determining that these tariff actions were unauthorized, the government subsequently implemented a global “temporary import surcharge” on many of the same imports under authorities provided for in Section 122 of the Trade Act of 1974. The extent and duration of any tariffs, the uncertainty around their implementation and the timing thereof, and the resulting impact on general economic conditions and on our business are uncertain and will depend on various factors, such as negotiations between the United States and other countries, the response of such countries, exemptions or exclusions that may be granted, and the availability and cost of alternative sources of supply of materials and other items that we or third parties we work with may import from affected countries. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what interactions, including products or services, may be subject to such actions, or what actions may be taken by the other countries in retaliation. If any such actions are taken, including implementation of new tariffs, export controls, legislation, or regulations, if existing trade agreements are renegotiated, if the United States or other governments take retaliatory trade actions, or any other similar changes occur, or if any of our interactions with parties affected by any such actions or changes become more costly or are limited or no longer possible, our business, liquidity, financial condition, or results of operations could be materially and adversely affected.

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

Third parties involved in our operations, including CDMOs and other service providers, partners, and collaborators, may also be impacted by various laws, regulations, or other government actions, including those described above, compliance with or the effect of which could negatively impact the ability of these third parties to perform their obligations under our agreements with or otherwise harm our relationships with such third parties. For example, recent legislation known as the BIOSECURE Act was enacted in December 2025 as part of the 2026 National Defense Authorization Act, and places limitations on certain interactions with certain Chinese and other biotechnology firms that may pose a threat to United States national security, and additional proposals have been raised regarding executive actions to further limit Chinese service providers’ ability to engage in business in the United States. To the extent that any third parties involved in our operations are the subject of these or similar future laws or actions, our relationships with these third parties, and our programs and business generally, could be materially negatively impacted.

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

Due to our recurring operating losses and negative cash flows from operations and our dependence on and uncertainty around our ability to obtain additional financing to fund our operations after our current resources are exhausted, management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Annual Report, and there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, and no assurances can be given that additional funding will be available to us on commercially reasonable terms, or at all. If we are unable to raise sufficient capital when needed, our business, financial condition, and results of operations will be materially and adversely affected, and we will need to modify our operational plans to continue as a going concern. If we are unable to obtain sufficient financing, we may be required to delay, reduce the scope of, or cease some or all of our research and development programs, or pursue strategic alternatives. Moreover, the reaction of investors to the inclusion of a going concern statement in our financial statements and our potential inability to continue as a going concern could adversely affect the price of our common stock and our ability to raise new capital or enter into collaborative or other transactions.

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

As of December 31, 2025, we had $138.4 million in cash, cash equivalents, and marketable securities. As described elsewhere in this Annual Report, due to our recurring operating losses and negative cash flows from operations, management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Annual Report, raising substantial doubt as to our ability to continue as a going concern. Accordingly, we will need to raise additional funding in order to execute on our current business plans and strategy. As described elsewhere in these Risk Factors, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all, and the terms of any financing may adversely affect our stockholders. Moreover, we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates, and the issuance of additional securities, whether equity, traditional debt, or other debt-like arrangements, by us, or the possibility of such issuance, may cause the market price of our shares to decline. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our ability to raise additional funds will depend on financial, economic, geo-political, and market conditions and other factors over which we may have no or limited control. Market volatility, including as a result of bank failures, and broader impacts on the global banking sector, geo-political and economic instability (including from the conflicts between Russia and Ukraine and in the Middle East), tensions in ex-U.S. (including U.S.-China) relations, and changes in government administration policy positions, or other factors, could also adversely impact our ability to access capital as and when needed. Furthermore, we hold significant balances of cash and cash equivalents, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance, exposing such cash balances to additional risk of loss beyond our control. Additional funds may not be available when we need them, on terms and at a cost that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or on terms and at a cost that are acceptable to us, we could be required to:

•
delay, limit, reduce, or terminate preclinical studies, clinical trials, or other research and development activities, or eliminate one or more of our development programs altogether, or otherwise restructure our operations or reduce our workforce; or
•
delay, limit, reduce, or terminate our efforts to access manufacturing capacity or establish and operationalize our manufacturing facility we may operate, establish sales and marketing capabilities, or other activities that may be necessary to commercialize any product candidates for which we obtain regulatory approval, or reduce our flexibility in developing or maintaining our sales and marketing strategy with respect to any product candidates for which we obtain regulatory approval.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, proceeds from equity or debt financings, including our at-the-market offering facility (the ATM facility), as described below, and any future financings, and milestone, royalty, and other payments received under any future licenses, collaborations, or other arrangements. Additional capital may not be available on terms that are reasonable or acceptable to us, if at all. If we raise additional capital through the sale of equity or debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. In addition, any such issuance, or the possibility of such issuance, may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock, and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or acquiring, selling, or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business.

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

We have a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through several equity financings. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $244.2 million, $266.8 million, and $283.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $1.8 billion, which includes cumulative non-cash charges related to the revaluation of our success payment liabilities and contingent consideration of $16.8 million and $72.5 million, respectively. Our losses have resulted principally from expenses incurred for the research and development of our ex vivo and in vivo cell engineering platforms, management and administrative costs, and other expenses incurred while building our business infrastructure.

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

We agreed to make success payments, payable in cash, pursuant to our license agreement with Harvard and contingent consideration and success payments, payable in cash or stock, pursuant to our acquisition agreement with Cobalt. Pursuant to the terms of our license agreement with Harvard, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of December 31, 2025, a Harvard Success Payment had not been triggered. See Note 5, License and collaboration agreements to our consolidated financial statements included elsewhere in this Annual Report for more details on the various per share common stock values that trigger a Harvard Success Payment.

Pursuant to the terms of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain pre-defined development milestones and a success payment (Cobalt Success Payment) of $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a BLA or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of December 31, 2025, a Cobalt Success Payment had not been triggered. See Note 4, Acquisitions, to our consolidated financial statements included elsewhere in this Annual Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date.

In order to satisfy our obligations to make these payments, if and when they are triggered, we may issue equity or convertible debt securities that may cause dilution to our stockholders, or we may use our existing cash or incur debt to satisfy the payment obligations in cash, which may adversely affect our financial position. In addition, these payments may impede our ability to raise money in future public offerings of debt or equity securities or to obtain a third-party line of credit.

The contingent consideration and success payment obligations in our license and acquisition agreements may cause our operating results, net losses, and financial condition as reported by United States generally accepted accounting principles to fluctuate significantly from quarter to quarter and year to year, which may reduce the usefulness of our financial statements.

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our balance sheets. Under United States generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development-related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment liabilities and contingent consideration may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements. For example, as of December 31, 2025 and 2024, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was $19.2 million and $4.5 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $123.7 million and $109.0 million, respectively.

For the three and twelve months ended December 31, 2025, we recorded expenses of $5.5 million and $14.7 million, respectively, related to the aggregate change in the estimated fair value of the Cobalt Success Payment and Harvard Success Payment liabilities. For the three and twelve months ended December 31, 2025, we recorded expenses of $8.6 million and $14.7 million, respectively, related to the change in the estimated fair value of the Cobalt Contingent Consideration. We have incurred net losses since our inception and expect to continue to incur net losses for the foreseeable future. It is possible that future fluctuations in the price of our common stock and market capitalization and the resulting change in the estimated fair value of our success payment liabilities could lead us to record net income in a future period despite us incurring operating losses and negative cash flows during such period. Alternatively, significant stock appreciation during a future period could lead to a significant increase in our recorded GAAP net loss.

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

In addition, our potential future collaborators may decide to market and sell products that compete with the product candidates that are the subject of our collaboration, which could have a material adverse effect on our future business, financial condition, and results of operations. As described elsewhere in these Risk Factors and in the subsection titled “Business—Competition” in this Annual Report, we currently and in the future will compete with third parties in the development and commercialization of our product candidates.

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

If we elect to establish our own sales and marketing capabilities, we will incur significant additional costs, including to hire and retain qualified personnel to build out the organization, and we may be unable to build out this organization in a way that will enable us to successfully market our products and generate revenues. If we elect to enter into arrangements with third parties to perform sales and marketing with respect to our product candidates, we may be unable to identify suitable partners, and even if we do identify such partners, we may be unable to negotiate the terms of such arrangement in a timely manner or at all, which could delay our marketing efforts and our ability to generate revenues. To the extent that we are able to enter into collaboration agreements with respect to marketing, sales, or distribution, our product revenue may be lower than if we directly marketed or sold any approved products. Such collaborative arrangements with partners may place the commercialization of our products outside of our control and would subject us to a number of risks, including that we may not be able to control the amount or timing of resources that our collaborator devotes to our products or that our collaborator’s willingness or ability to complete its obligations, and our ability to complete our obligations under these arrangements, may be adversely affected by business combinations or significant changes in our collaborator’s business strategy. If we are unable to enter into these arrangements on acceptable terms, or at all, we may not be able to successfully commercialize any products for which we receive regulatory approval.

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

As of December 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, beneficially owned, in the aggregate, approximately 49.3% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interests.

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

We expect that we will need significant additional capital in the future to support our planned operations, including conducting clinical trials, manufacturing, and other research and development activities, commercializing any product candidates for which we may obtain regulatory approval, and continuing to operate as a public company. To raise capital, we may sell shares of our common stock, warrants, convertible securities, or other securities in one or more transactions at prices and in a manner we determine from time to time. For example, as described elsewhere in this Annual Report, we have sold shares of common stock in the ATM facility and shares of common stock and pre-funded warrants in our August 2025 and February 2024 underwritten public offerings. In the future, we may issue additional securities, including shares of common stock or other equity or debt securities convertible into common stock, in connection with the ATM facility, a financing, acquisition, employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders, cause the price of our common stock to decline, and result in new investors gaining rights, preferences, and privileges senior to the holders of our common stock.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, indicate an intention to sell, or there is a perception in the market that they intend to sell, a large number of shares of our common stock, the trading price of our common stock could decline. As of December 31, 2025, 266.7 million shares of our common stock were outstanding, which excludes shares of common stock issued upon exercise of outstanding equity awards, in each case, after December 31, 2025, and 40.6% of such shares were beneficially owned by holders of 5% or more of our common stock. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, applicable lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (Securities Act). If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As a Delaware corporation, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (DGCL), which prohibits a Delaware corporation from engaging in a business combination specified in the statute with an interested stockholder (as defined in the statute) for a period of three years after the date of the transaction in which the person first becomes an interested stockholder, unless the business combination is approved in advance by a majority of the independent directors or by the holders of at least two-thirds of the outstanding disinterested shares. The application of Section 203 of the DGCL could also have the effect of delaying or preventing a change of control of our company.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee to us or our stockholders, (iii) any action arising pursuant to the DGCL, (iv) any action arising pursuant to our amended and restated certificate of incorporation or amended and restated bylaws, including with respect to the interpretation, application, enforcement, or validity thereof, or (v) any other action asserting a claim against us that is governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware (or another state court or the federal court located within the State of Delaware if the Court of Chancery does not have jurisdiction), in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (Exchange Act), or any other claim for which the federal courts of the United States have exclusive jurisdiction.

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

We are subject to tax laws, regulations, and policies of the United States federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, and in the administration of such laws, could cause fluctuations in our effective tax rate, our cashflow, our operating results, or our reported financial condition. For example, beginning in 2022, the Tax Act eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize those expenditures pursuant to Section 174 of the Code. The OBBBA revised these rules, permitting the deduction of certain United States research and development expenditures incurred in tax years beginning on or after January 1, 2025 on a current basis, but expenditures attributable to research and development conducted outside of the United States must continue to be capitalized and amortized over the 15-year period. We evaluated the impact of these provisions on our financial statements and concluded they do not have a material impact on our consolidated financial statements. If and when we become profitable, any new or changes to tax laws could adversely affect our effective tax rate, tax obligations, tax credits, including the orphan drug designation credit, or incentives.

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
•
general political and economic conditions both within and outside the United States, including changes in interest rates, inflation, geo-political and economic instability (including from the conflicts between Russia and Ukraine and in the Middle East), tensions in ex-U.S. (including U.S.-China) relations, changes in government administration policy positions, and economic and tax policies announced by foreign countries; and
•
other events or factors, many of which are beyond our control.

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

The market price of our common stock has fluctuated since our initial public offering (IPO) and may continue in the future to be volatile. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, as described elsewhere in this Annual Report, the pending litigation captioned In re Sana Biotechnology, Inc., Securities Litigation, No. 2:25-cv-00512-BJR, involves claims asserted against the defendants under Section 10(b) of the Exchange Act, including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act (the Securities Lawsuit). The defendants intend to vigorously defend themselves in the Securities Lawsuit, but there can be no assurances as to the outcome. This litigation, and any other future litigation that may be instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition.

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

We assess and prioritize our programs on an ongoing basis based on various factors, including internal and external opportunities and constraints, which may result in our decision to advance certain programs ahead or instead of others. Given the volatility in our stock price and the increased difficulty in accessing global credit markets and raising capital due to the market and economic conditions described above, we have adjusted our pipeline prioritization strategy and resource allocation in order to focus on the development of a limited number of programs that we believe have higher probabilities of success compared to other programs in our portfolio. In particular, we have or may in the future gate investment in our programs, with future investment dependent on our achievement of certain milestones. Even if our programs achieve the required milestones, development and potential commercialization of our product candidates may be delayed, which could materially harm our competitive position. Further, in order to manage resource constraints and extend our cash runway, we may be required to further adjust our pipeline prioritization strategy and resource allocation, including based on limited data. As a result, we may be required to delay or halt the development of potentially promising programs to focus our resources on a more limited number of programs that we believe have a higher probability of success. For example, as described elsewhere in this Annual Report, in November 2025, we conducted a portfolio prioritization to prioritize future development of our SC451 and SG293 programs and suspended development of our allogeneic cell therapy CAR T programs. Such decisions have, and in the future would, reduce the breadth and diversity of our portfolio and investments therein, potentially limit the long-term growth of our pipeline, and increase the risk and extent of the negative impact on our business if such programs are not successful.

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

We or our partners, CROs, CDMOs, or other service providers may experience interruptions to our operations, including the conduct of our research and development programs, clinical trials, and manufacturing operations, due to natural disasters, including earthquakes, fires, typhoons, and floods, public health epidemics, hardware, software, telecommunication or electrical failures, geo-political actions, including war and terrorism, or political and economic instability, which could significantly disrupt or harm our business.

Our corporate headquarters and other facilities are located in areas that have experienced significant natural disasters, including the San Francisco Bay Area and Seattle, Washington, each of which has experienced severe effects from wildfires and, in the case of the San Francisco Bay Area, severe earthquakes. We do not carry earthquake insurance. Earthquakes, wildfires, or other natural disasters could severely disrupt our operations, and could materially and adversely affect our business, financial condition, results of operations, and prospects. If a natural disaster, electrical failure, or other event occurs that prevents us from using all or a significant portion of our headquarters or other facilities, damages critical infrastructure, or otherwise disrupts operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, a prolonged electrical failure could result in damage to or destruction of materials that are critical for our research and manufacturing operations, including our master cell banks, which would delay the advancement of our programs and materially harm our business, operating results, prospects, or financial condition. In addition, a failure of our computing systems could result in the loss of research or preclinical data important to our research or development programs, interrupt the conduct of ongoing research, or otherwise impair our ability to operate, which could delay the advancement of our programs or cause us to incur costs to recover or reproduce lost data. In addition, if in the future a natural disaster, power outage, or other event occurred that prevented us from using all or a significant portion of any manufacturing capabilities we may have, we may not be able to manufacture sufficient supply of our product candidates required to conduct our clinical trials or commercialize our products in accordance with our timelines or at all. The disaster recovery and business continuity plans we currently have in place are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, together with our lack of earthquake insurance in particular, could have a material adverse effect on our business.

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

Potential disruptions from a pandemic, epidemic, or infectious disease outbreak have in the past, and may in the future, include delays or disruptions in our research, preclinical, clinical, manufacturing, and regulatory activities, including due to limitations on employee or other resources both internally and at third parties, including government agencies, or delays in procuring, or inability to procure, necessary supplies, materials, and equipment. The extent to which a pandemic, epidemic, or other outbreak may impact our preclinical studies, clinical trials, business, financial condition, and results of operations will depend on future developments, which continue to be highly uncertain and unpredictable.

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

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common stock less attractive to investors.

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

We are also a “smaller reporting company” as defined in the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from reporting requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and annual reports on Form 10-K. Investors may find our common stock less attractive as a result of our decision to rely on any of the exemptions afforded to emerging growth companies or smaller reporting companies, which may result in a less active trading market for our common stock and the market price of our common stock may be more volatile.

In addition, under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for any new or revised accounting standards during the period in which we remain an emerging growth company (or we affirmatively and irrevocably opted out of the extended transition period); however, we may adopt certain new or revised accounting standards early. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The requirements of being a public company may strain our resources, result in an increased risk of litigation, and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations has and will in the future increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet the requirements of the Sarbanes-Oxley Act, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

New laws, rules, and standards and our efforts necessary to comply may make it more expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation and talent committee, and qualified officers. Additionally, an increase in the cost of such insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover defense costs, settlements, and damages awarded to plaintiffs in connection with any securities litigation.

By disclosing information in the periodic filings required of a public company, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. For example, as described elsewhere in this Annual Report, the Securities Lawsuit involves asserted class action claims against the defendants pursuant to Section 10(b) of the Exchange Act, including Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants pursuant to Section 20(a) of the Exchange Act. If these or any other claims are successful, our business could be seriously harmed. Even when such claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an emerging growth company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we have implemented and may need to continue to implement additional financial and management controls, reporting systems, and procedures, and may need to hire additional accounting and finance staff.

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

Our Vice President, Information Technology is responsible for assessing and managing our material risks from cybersecurity threats. He has worked in various roles pertaining to Information Technology for more than fifteen years. The processes by which he is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents include the following: vulnerability management, third party risk management, data security management, security awareness training, systems management, operations security, security incident and event management, and incident response management. We use third parties for managed detection and active response to cybersecurity incidents.

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

Item 2. Properties.

Washington

Our corporate headquarters are located in Seattle, Washington, where we sublease 22,188 square feet of office and laboratory space pursuant to a sublease agreement that commenced in September 2020 and expires in April 2028. We lease an additional 25,898 square feet of office and laboratory space in the same building pursuant to a lease agreement that commenced in March 2019 and expires in December 2026, and includes an option to extend for an additional five-year term. In December 2025, we entered into a sublease with respect to this office and laboratory space, the term of which expires in December 2026. In June 2022, we entered into a lease agreement for 79,565 square feet of office, laboratory, and manufacturing space located in Bothell, Washington (the Bothell facility). The lease agreement has an initial term of 16 years expiring in January 2039 and includes an option to extend for up to three additional five-year terms.

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

On March 21, 2025, a purported stockholder filed a putative class action complaint in the United States District Court for the Western District of Washington against the company and its current and former executives, Steven D. Harr, M.D., and Nathan Hardy, now captioned In re Sana Biotechnology, Inc., Securities Litigation, No. 2:25-cv-00512-BJR, alleging that the defendants made false and misleading statements concerning the company's business, operations, and prospects (the Action). On June 2, 2025, the court appointed Shane Honey and Jonatan Koskinen as co-lead plaintiffs (Lead Plaintiffs) and their respective choices of lead counsel as co-lead counsel in the Action. On August 15, 2025, the Lead Plaintiffs filed an amended complaint to serve as the operative complaint in the Action (the Complaint), which asserts claims against all defendants pursuant to Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants pursuant to Section 20(a) of the Exchange Act. The Complaint alleges, among other things, that the defendants made false and misleading public statements and omissions regarding the development of SC291, which was our HIP-modified CD19-directed allogeneic CAR T cell product candidate, for the treatment of B-cell cancers, as well as our finances, operations, and business prospects. The Complaint purports to assert class action claims on behalf of all persons and entities that purchased or otherwise acquired our securities between January 9, 2024 and November 4, 2024 and seeks unspecified damages. On October 14, 2025, the defendants filed a motion to dismiss the Complaint (Motion to Dismiss). On December 15, 2025, the Lead Plaintiffs filed their opposition to the Motion to Dismiss, and on January 29, 2026, the defendants filed their reply in support of the Motion to Dismiss. In addition, on December 29, 2025, the Lead Plaintiffs filed a motion for leave to amend the Complaint (Motion to Amend). On January 20, 2026, the defendants filed their opposition to the Motion to Amend, and on February 3, 2026, the Lead Plaintiffs filed their reply in support of the Motion to Amend. Briefing on each of the Motion to Dismiss and Motion to Amend has concluded and such motions remain pending. The defendants intend to vigorously defend themselves in the Action. However, there can be no assurances as to the outcome.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Global Select Market under the symbol “SANA.”

Holders

As of February 24, 2026, there were approximately 40 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph set forth below compares the cumulative total stockholder return on our shares of common stock between February 4, 2021 (the first day that our common stock began trading on the Nasdaq Global Select Market) and December 31, 2025, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. This graph assumes the investment of $100 on February 4, 2021 in our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends, if any. The graph uses the closing sales price of our common stock of $35.10 per share on February 4, 2021 as the initial value of our common stock. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

*$100 invested on February 4, 2021 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the year ended December 31, 2025.

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

Overview

We were founded on the belief that engineered cells will be one of the most important transformations in medicine over the next several decades. The burden of diseases that can be addressed at their root cause through engineered cells is significant. We view engineered cells as having the potential to be as therapeutically disruptive as biologic drugs to clinical practice, enabling us to repair cells in the body when possible and replace them when needed. We have developed ex vivo and in vivo cell engineering platforms to revolutionize treatment across a broad array of therapeutic areas with unmet treatment needs, including type 1 diabetes, oncology, and B cell mediated autoimmune diseases.

For our ex vivo platform, we have made focused investments in our hypoimmune platform technology, which we refer to as our HIP technology, with the twin goals of engineering allogeneic cells that can "hide" from the patient's immune system to overcome the fundamental challenge of immune rejection and cell persistence and that we can manufacture at scale. A successful therapeutic requires cells that can engraft, function, and persist in the body, and we believe our approach can unlock a wave of disruptive therapeutics, starting in type 1 diabetes. For in vivo therapies that aim to repair or control genes in the body, a successful product candidate requires both gene modification and in vivo delivery of the therapeutic payload. Our initial focus is on cell-specific delivery of genetic payloads, known as chimeric antigen receptors (CARs), to a patient’s T cells, resulting in the generation and proliferation of CAR T cells, which have been shown to deplete a patient’s disease-causing B cells.

We are currently focused on advancing two distinct therapeutics, each of which leverages one of these platform technologies. SC451 is our HIP-edited product candidate for the treatment of type 1 diabetes. SG293 is our in vivo CAR T product candidate for the treatment of B cell malignancies and B cell mediated autoimmune diseases. We retain worldwide rights to each of these product candidates.

•
Type 1 Diabetes: Almost ten million people suffer from type 1 diabetes (T1D) worldwide, and there has been limited progress in treatments for this disease since the advent of insulin injections over 100 years ago. We are developing SC451, a HIP-modified, stem cell-derived pancreatic islet cell therapy, for the treatment of T1D. The goal of this therapy is euglycemia, or normal blood glucose, without the need for exogenous insulin injections or immunosuppression. Through a first-in-human investigator-sponsored study (IST), we have shown that UP421, an allogeneic, primary islet cell therapy engineered with our HIP technology, can survive and function for twelve months post-transplant in a patient with T1D without the need for immunosuppression. We have incorporated this HIP technology into a more scalable manufacturing platform with SC451 and expect to file an investigational new drug application (IND) as well as begin a Phase 1 clinical trial for this therapy as early as this year.
•
In vivo CAR T cells: Using our fusogen platform, which enables cell-specific, in vivo delivery of various payloads, we are developing SG293, a CD8-targeted fusosome. SG293 delivers genetic material to CD8+ T cells, which enables them to become CD19-targeting CAR T cells while avoiding potentially problematic delivery to tissues such as the liver and gonads. In vivo CAR T cells have the potential to provide the clinical benefit of autologous, ex vivo manufactured CAR T cells while avoiding the need for lymphodepleting chemotherapy as well as significant complexity and bottlenecks related to manufacturing. SG293 builds on data from our prior lead in vivo CAR T product candidate, SG299. We plan to develop SG293 in a range of B cell cancers and B cell mediated autoimmune diseases and expect to generate initial clinical data as early as this year.

In November 2025, in order to prioritize our resources and pursue promising data in the SC451 and fusogen programs, we announced our prioritization of further development of our SC451 and SG293 programs, and suspended development of our two allogeneic cell therapy CAR T programs – SC291 in B cell mediated autoimmune diseases and SC262 in oncology. As part of these efforts, we are winding down the GLEAM Phase 1 clinical trial evaluating SC291 in B cell mediated autoimmune diseases and the VIVID Phase 1 clinical trial evaluating SC262 in oncology.

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

With respect to our ex vivo cell engineering efforts, in January 2026, we announced positive 12-month results from the UP421 IST demonstrating that all primary and secondary endpoints were met. The study showed no drug product-related adverse events. Additionally, there was evidence of graft survival and function with positron emission tomography and magnetic resonance imaging (PET/MRI) as well as with detectable C-peptide production through 12 months following transplantation. C-peptide levels increased, as expected, during a mixed meal tolerance test, showing appropriate function of the transplanted islet cells. Immunological analysis revealed comprehensive immune evasion of HIP-modified pancreatic islet cells. In August 2025, The New England Journal of Medicine published a journal article titled "Survival of Transplanted Allogeneic Beta Cells with No Immunosuppression," which discusses the 12-week results of the trial. We continue preclinical development of SC451, and the results of recent regulatory interactions, including FDA INTERACT and Pre-IND meetings, increase our confidence in our manufacturing process, manufacturing controls, nonclinical testing plan, and clinical trial plan.

With respect to our in vivo cell engineering research efforts, in January 2026, we shared data from a preclinical study using a surrogate for SG293 that delivers a CD20 CAR capable of targeting non-human primate (NHP) B cells in cynomolgus macaques in the absence of lymphodepletion. A single intravenous injection of the SG293 surrogate to these NHPs resulted in robust in vivo generation of CAR T cells and deep B-cell depletion in the peripheral blood and lymph nodes. The B cell depletion was further confirmed by lymph node biopsies showing clearance of B cells as well as by “reset” of the NHPs’ B cell repertoire toward naïve B cells. We believe that deep B cell depletion in this preclinical model is the most significant biomarker for potential efficacy in patients with B cell cancers and B cell mediated autoimmune diseases. Separately, in vitro studies using SG293 have shown selective gene delivery to CD8+ T cells with minimal or undetectable off-target transduction in tissues such as the liver and gonadal tissue, supporting the specificity of SG293.

We continue to make progress on advancing our product candidates into and through preclinical development and toward potential IND submissions. As our product candidates advance toward potential IND submissions, we are conducting good laboratory practices toxicology studies and establishing necessary scale-up for our manufacturing processes.

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

Our operations to date have included developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, conducting clinical trials of our product candidates, supporting clinical trials of product candidates developed using our technologies, acquiring technologies, staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. We have incurred net losses each year since our inception. Our net losses for the years ended December 31, 2025, 2024, and 2023 were $244.2 million, $266.8 million, and $283.3 million, respectively. As of December 31, 2025, we had an accumulated deficit of $1.8 billion. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations.

In March 2026, we entered into an amended and restated sales agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen), acting as sales agent, pursuant to which we may offer and sell through TD Cowen shares of our common stock from time to time in a series of one or more at the market equity offerings. We initially intend to offer and sell up to $150.0 million of shares of our common stock under the Sales Agreement pursuant to a prospectus supplement to be filed with the SEC (collectively, the ATM facility). The Sales Agreement amends and restates our prior sales agreement with TD Cowen entered into in May 2025 (the Prior Sales Agreement). During the quarter and year ended December 31, 2025, we sold an aggregate of 3.9 million shares and 11.3 million shares of our common stock, respectively, under the Prior Sales Agreement, for net proceeds of approximately $17.0 million and $45.8 million, respectively, after deducting commissions and expenses.

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

As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $138.4 million. We will need to raise additional financing within the next 12 months and in the future to fund our operations, including conducting clinical trials and the commercialization of any approved product candidates. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, proceeds from any future equity or debt financings, and milestone, royalty, and other payments received under any future licenses, collaborations, or other arrangements. Additional capital may not be available on terms that are reasonable or acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, our business, results of operations, and financial condition would be adversely affected.

Management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Annual Report, and there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on, among other things, our ability to obtain additional funding and appropriately manage the amount of cash used to fund our operations. We plan to address this condition through equity or debt offerings or capital obtained in connection with strategic collaborations or licensing or other arrangements. If we are unable to obtain such financing, we may be required to pursue alternative sources of capital which may not be available to us on favorable terms, significantly modify our operational plans by delaying, reducing the scope of, or ceasing some or all of our research and development programs, or pursue strategic alternatives.

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

Acquisitions

We have completed various acquisitions since inception. For details regarding acquisitions involving technologies that we are currently developing, see the section titled “Business—Key Intellectual Property Agreements” and Note 4, Acquisitions, to our consolidated financial statements included elsewhere in this Annual Report.

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

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of December 31, 2025, a Cobalt Success Payment had not been triggered.

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

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of December 31, 2025, a Harvard Success Payment had not been triggered.

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

Research and development activities account for a significant portion of our operating expenses. Excluding any one-time items, we expect our research and development expenses to be materially flat in 2026 compared to 2025. Research and development expenses may increase over the longer term due to a variety of factors, including if our future clinical trials are successful and if we expand our research and development efforts. Cost increases, if they occur, would be driven in large part by advancing our current and future product candidates into and through clinical trials; identifying additional product candidates; continuing to establish our manufacturing capabilities, including through CDMOs; initiating and advancing preclinical development of our current and future product candidates; advancing and expanding the capabilities of our ex vivo and in vivo cell engineering platforms; acquiring and licensing technologies aligned with our ex vivo and in vivo cell engineering platforms, or modifying the terms of existing acquisition or license arrangements; seeking regulatory approval of our current and future product candidates; and increasing our workforce to support our expanded research, clinical, and preclinical development efforts. A change in the outcome of any of these factors could result in a significant change in the costs and timing associated with the development of our product candidates. In addition, recent and potential future developments in international trade, including tariffs imposed on imports from other countries, could cause unanticipated increases in our research and development costs, primarily through increased CDMO costs and costs of our laboratory and manufacturing supplies, and we may not be able to accurately forecast their impacts on our business.

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

Excluding any one-time items, we expect our general and administrative expenses to be materially flat in 2026 compared to 2025. General and administrative expenses may increase over the longer term to support potential expanded research and development activities.

Impairment of long-lived assets

Impairment of long-lived assets in 2025 consists of non-cash losses recognized for the impairment of the right-of-use (ROU) asset, construction in progress, and laboratory equipment for our manufacturing facility in Bothell, Washington (the Bothell facility), and the ROU asset, leasehold improvements, and laboratory equipment for certain office and laboratory space in Seattle, Washington (the Seattle facility). We also recognized additional non-cash impairment losses for other long-lived assets. The losses were recorded in operating expenses in the statement of operations in the second quarter of 2025. Impairment of long-lived assets in 2024 and 2023 consists of non-cash losses recognized for the impairment of certain laboratory equipment and leasehold improvements as a result of the portfolio prioritizations in 2024 and 2023. Refer to Note 11, Impairment of long-lived assets to our consolidated financial statements included elsewhere in this Annual Report for details on the impairment.

Results of operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$131,980	$215,673	$(83,693)
Research and development related success payments and contingent consideration	29,432	(8,881)	38,313
General and administrative	44,296	64,040	(19,744)
Impairment of long-lived assets	44,611	1,891	42,720
Total operating expenses	250,319	272,723	(22,404)
Loss from operations	(250,319)	(272,723)	22,404
Interest income, net	3,848	10,471	(6,623)
Other income (expense), net	2,305	(4,507)	6,812
Net loss	$(244,166)	$(266,759)	$22,593

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Personnel	$54,508	$86,796	$(32,288)
Research, development, and laboratory	20,548	51,573	(31,025)
Facility and other allocated costs	46,039	60,181	(14,142)
Third-party manufacturing	7,646	11,231	(3,585)
Other	3,239	5,892	(2,653)
Total research and development expense	$131,980	$215,673	$(83,693)

Research and development expense was $132.0 million and $215.7 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $83.7 million was primarily due to:

•
a decrease of $32.3 million in personnel-related expenses due to lower research and development headcount primarily related to the portfolio prioritization in the fourth quarter of 2024;
•
a decrease of $31.0 million in research, development, and laboratory expenses primarily due to reduced scope of research and development activities related to the portfolio prioritization in the fourth quarter of 2024;
•
a decrease of $14.1 million in facility and other allocated costs primarily due to the portfolio prioritization in the fourth quarter of 2024; and
•
a decrease of $3.6 million in third-party manufacturing costs at CDMOs.

Research and development related success payments and contingent consideration

The following table summarizes the expenses and gains associated with research and development related success payments and contingent consideration for the periods presented:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Cobalt success payment	$13,639	$(6,924)	$20,563
Harvard success payments	1,043	(1,319)	2,362
Contingent consideration	14,750	(638)	15,388
Total research and development related success payments and contingent consideration	$29,432	$(8,881)	$38,313

The expense related to the change in the estimated fair value of our Cobalt Success Payment was $13.6 million compared to a gain of $6.9 million for the years ended December 31, 2025 and 2024, respectively. The changes in value were primarily due to changes in our market capitalization during the relevant periods. The expense related to the change in the estimated fair value of our Harvard Success Payments was $1.1 million compared to a gain of $1.3 million for the years ended December 31, 2025 and 2024, respectively. The changes in value were primarily due to changes in our common stock price during the relevant periods. The expense related to the change in the estimated fair value of our Cobalt Contingent Consideration was $14.7 million compared to a gain of $0.6 million for the years ended December 31, 2025 and 2024, respectively. The changes in value were due primarily to changes in the timing and probability of the achievement of milestones during the relevant periods and the discount rates used in the calculations.

General and administrative expenses

General and administrative expenses were $44.3 million and $64.0 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $19.7 million was primarily due to a decrease in personnel costs, including non-cash stock-based compensation of $9.5 million, costs of $5.5 million incurred in 2024 related to the portfolio prioritization in the fourth quarter of 2024 that did not recur in 2025, a decrease in legal fees of $1.9 million, and a decrease in consulting fees of $1.6 million.

Impairment of long-lived assets

Impairment of long-lived assets was $44.6 million and $1.9 million for the years ended December 31, 2025 and 2024, respectively. See Note 11, Impairment of long-lived assets to our consolidated financial statements included elsewhere in this Annual Report for details on the impairments.

Interest income, net

Interest income, net, was $3.8 million and $10.5 million for the years ended December 31, 2025 and 2024, respectively, and consisted primarily of interest earned on our cash and marketable securities balances.

Other income (expense), net

Other income, net, was $2.3 million and other expense, net, was $4.5 million for the years ended December 31, 2025 and 2024, respectively. The change in value of $6.8 million was due to cash received in 2025 related to the sale of equipment and other-than-temporary impairments of other assets recorded in 2024 that did not recur in 2025.

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$215,673	$261,809	$(46,136)
Research and development related success payments and contingent consideration	(8,881)	(48,981)	40,100
General and administrative	64,040	73,299	(9,259)
Impairment of long-lived assets	1,891	7,014	(5,123)
Total operating expenses	272,723	293,141	(20,418)
Loss from operations	(272,723)	(293,141)	20,418
Interest income, net	10,471	9,938	533
Other expense, net	(4,507)	(52)	(4,455)
Net loss	$(266,759)	$(283,255)	$16,496

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Research and laboratory	$27,918	$48,468	$(20,550)
Personnel	86,796	106,929	(20,133)
Third-party manufacturing	11,231	20,907	(9,676)
Facility and other allocated costs	60,181	65,941	(5,760)
Clinical development	23,655	11,862	11,793
Other	5,892	7,702	(1,810)
Total research and development expense	$215,673	$261,809	$(46,136)

Research and development expenses were $215.7 million and $261.8 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $46.1 million was primarily due to:

•
a decrease of $20.6 million in research and laboratory expenses primarily due to reduced scope of research and development activities;
•
a decrease of $20.1 million in personnel-related expenses due to reduced scope of research and development activities related to the portfolio prioritizations in the fourth quarters of 2024 and 2023;
•
a decrease of $9.7 million in third-party manufacturing costs for CDMOs; and
•
a decrease of $5.8 million in facility and other allocated costs.

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

The gains related to the change in the estimated fair value of our Cobalt Success Payment were $6.9 million and $7.9 million for the years ended December 31, 2024 and 2023, respectively. The changes in value were primarily due to changes in our market capitalization during the relevant periods, and for 2023, the reduction of our near-term investment in our fusogen program in connection with our portfolio prioritization in the fourth quarter of 2023. The gains related to the change in the estimated fair value of our Harvard Success Payments were $1.3 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. The changes in value were primarily due to changes in our common stock price during the relevant periods. The gains related to the change in the estimated fair value of our Cobalt Contingent Consideration were $0.6 million and $40.8 million for the years ended December 31, 2024 and 2023, respectively. The changes in value were primarily due to changes in the timing and probability of the achievement of milestones during the relevant periods and the discount rates used in the calculations.

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

Impairment of long-lived assets

Impairment of long-lived assets was $1.9 million and $7.0 million for the years ended December 31, 2024 and 2023, respectively. See Note 11, Impairment of long-lived assets to our consolidated financial statements included elsewhere in this Annual Report for details on the impairments.

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

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of December 31, 2025, we had $138.4 million in cash, cash equivalents, and marketable securities. Since inception through December 31, 2025, we have raised an aggregate of approximately $1.7 billion in net proceeds from sales of our equity securities.

In March 2026, we entered into the Sales Agreement, pursuant to which we may offer and sell shares of our common stock from time to time under the ATM facility. The Sales Agreement amends and restates the Prior Sales Agreement. During the quarter and year ended December 31, 2025, we sold an aggregate of 3.9 million shares and 11.3 million shares of our common stock, respectively, under the Prior Sales Agreement, for net proceeds of approximately $17.0 million and $45.8 million, respectively, after deducting commissions and expenses.

In August 2025, we completed the Offering, pursuant to which we sold 24.3 million shares of our common stock, including 3.4 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 1.5 million shares of our common stock for net proceeds of approximately $80.6 million, after deducting underwriting discounts and commissions and offering expenses.

Since our inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever.

Future funding requirements

We expect to incur additional losses for the foreseeable future as we conduct our research and development efforts, including conducting preclinical studies and clinical trials, developing new product candidates, continuing to establish our external manufacturing capabilities, and funding our operations generally. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.

Management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Annual Report, and there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on, among other things, our ability to obtain additional funding and appropriately manage the amount of cash used to fund our operations. We plan to address this condition through equity or debt offerings or capital obtained in connection with strategic collaborations or licensing or other arrangements. If we are unable to obtain such financing, we may be required to pursue alternative sources of capital which may not be available to us on favorable terms, significantly modify our operational plans by delaying, reducing the scope of, or ceasing some or all of our research and development programs, or pursue strategic alternatives.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(143,828)	$(223,153)	$(253,582)
Investing activities	(40,238)	17,453	172,012
Financing activities	128,733	199,749	31,646
Net decrease in cash, cash equivalents, and restricted cash	$(55,333)	$(5,951)	$(49,924)

Operating activities

During the year ended December 31, 2025, net cash used in operating activities was $143.8 million, consisting primarily of net loss of $244.2 million and the change in net operating assets and liabilities of $10.1 million, offset by non-cash charges of $110.5 million. The non-cash charges of $110.5 million consisted of $44.6 million for impairment of long-lived assets, non-cash stock-based compensation expense of $25.5 million, $14.7 million for the revaluation of our contingent consideration, $14.7 million for the revaluation of our success payment liabilities, and depreciation expense of $12.8 million, partially offset by other non-cash charges of $1.8 million.

During the year ended December 31, 2024, net cash used in operating activities was $223.2 million, consisting primarily of net loss of $266.8 million and the change in net operating assets and liabilities of $1.2 million, offset by non-cash charges of $44.8 million. The non-cash charges of $44.8 million consisted of non-cash stock-based compensation expense of $37.7 million, depreciation expense of $15.5 million, and $1.9 million for the impairment of certain laboratory equipment and leasehold improvements which were primarily related to the portfolio prioritization in the fourth quarter of 2024, offset by gains of $8.2 million and $0.6 million for revaluation of our success payment liabilities and contingent consideration, respectively, and other non-cash charges of $1.5 million.

During the year ended December 31, 2023, net cash used in operating activities was $253.6 million, consisting primarily of net loss of $283.3 million, offset by the change in net operating assets and liabilities of $18.6 million and non-cash charges of $11.1 million. The non-cash charges of $11.1 million consisted of non-cash stock-based compensation expense of $35.5 million, depreciation expense of $17.6 million, and $7.0 million for the impairment of certain laboratory equipment and leasehold improvements which were primarily related to the portfolio prioritization in the fourth quarter of 2023, partially offset by gains of $40.8 million and $8.2 million for revaluation of our success payment liabilities and contingent consideration, respectively.

Investing activities

Cash used in investing activities was $40.2 million for the year ended December 31, 2025, and cash provided by investing activities was $17.5 million, and $172.0 million during the years ended December 31, 2024, and 2023, respectively. For the year ended December 31, 2025, this consisted of net purchases and maturities of marketable securities of $40.7 million, offset by net sales of property and equipment of $0.5 million. For the years ended December 31, 2024 and 2023, this consisted of net maturities of marketable securities of $50.9 million and $192.0 million, respectively, offset by the purchase of property and equipment of $33.4 million and $20.0 million, respectively.

Financing activities

During the year ended December 31, 2025, cash provided by financing activities was $128.7 million, consisting primarily of net proceeds from issuance of common stock of $126.4 million and $2.6 million in proceeds from our employee stock purchase program and the exercise of stock options, partially offset by net principal payments of $0.3 million from a loan to fund tenant improvements for the Bothell facility.

During the year ended December 31, 2024, cash provided by financing activities was $199.7 million, consisting primarily of net proceeds from issuance of common stock of $181.0 million, $11.0 million in proceeds from our employee stock purchase program and the exercise of stock options, and net proceeds of $7.7 million from a loan to fund tenant improvements for the Bothell facility.

During the year ended December 31, 2023, cash provided by financing activities was $31.6 million, consisting primarily of net proceeds from issuance of common stock of $27.0 million and $4.6 million in proceeds from our employee stock purchase program and the exercise of stock options.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2025:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$22,473	$34,088	$21,829	$40,942	$119,332

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of December 31, 2025 are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” for more information about these payment obligations.

We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock, pursuant to the terms and conditions in the Cobalt acquisition agreement, and up to an aggregate of $175.0 million in success payments to Harvard, payable in cash. See the subsection below titled “—Critical accounting policies and significant judgments and estimates—Success payments” and Note 4, Acquisitions, and Note 5, License and collaboration agreements, to our consolidated financial statements located elsewhere in this Annual Report for more information on the success payments. As of December 31, 2025, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain, and therefore any related payments are not included in the table above.

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

See Note 13, Stock-based compensation to our consolidated financial statements included elsewhere in this Annual Report for information concerning certain specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2025, 2024, and 2023. Such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change or we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

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

Interest rate risk

As of December 31, 2025, we had cash, cash equivalents, and restricted cash of $76.1 million, which consisted of bank deposits and money market funds, and also had marketable securities of $66.5 million. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. As of December 31, 2025, we had no debt outstanding that is subject to interest rate variability.

Market capitalization and common stock price sensitivity

We agreed to make a success payment to Cobalt based on our market capitalization payable in cash or stock, and success payments to Harvard based on increases in the per share fair market value of our common stock, payable in cash.

As of December 31, 2025, the estimated aggregate fair value of the success payment liabilities was $19.2 million. For the twelve months ended December 31, 2025, we recorded an expense of $14.7 million related to the aggregate change in the estimated fair value of our success payment liabilities.

Changes in our market capitalization and the fair value of our common stock as of each balance date may have a relatively large change in the estimated valuation of the success payment liabilities and resulting expense or gain. For example, for the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization as of December 31, 2025 from $1.1 billion to $1.3 billion would have increased the expense recorded in the three months ended December 31, 2025 by $4.7 million to $9.8 million. A hypothetical 20% decrease in our market capitalization from $1.1 billion to $0.9 billion would have decreased the expense recorded in the three months ended December 31, 2025 by $4.4 million to $0.7 million. For the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price as of December 31, 2025 from $4.07 per share to $4.88 per share would have increased the expense recorded in the three months ended December 31, 2025 by $0.5 million to $0.9 million. A hypothetical 20% decrease in the common stock price from $4.07 per share to $3.26 per share would have decreased the expense recorded in the three months ended December 31, 2025 by $0.5 million to a gain of $0.1 million.

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

Item 8. Financial Statements and Supplementary Data.

SANA BIOTECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sana Biotechnology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sana Biotechnology, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Seattle, Washington

March 3, 2026

Sana Biotechnology, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$71,870	$127,566
Marketable securities	66,512	24,931
Restricted cash	4,195	3,832
Prepaid expenses and other current assets	6,099	4,479
Total current assets	148,676	160,808
Property and equipment, net	26,906	77,308
Operating lease right-of-use assets	38,313	57,961
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	3,173	5,121
TOTAL ASSETS	$416,890	$501,020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,669	$5,210
Accrued compensation	13,240	14,449
Accrued expenses and other current liabilities	8,679	13,240
Operating lease liabilities	14,938	12,534
Contingent consideration	40,200	-
Total current liabilities	78,726	45,433
Operating lease liabilities, net of current portion	63,924	81,663
Contingent consideration, net of current portion	83,518	108,968
Success payment liabilities	19,238	4,556
Other non-current liabilities	10,600	9,896
Total liabilities	256,006	250,516
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; zero shares issued and outstanding as of December 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; 750,000 shares authorized; 266,732 and 223,923 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	27	22
Additional paid-in capital	2,009,845	1,855,318
Accumulated other comprehensive income	28	14
Accumulated deficit	(1,849,016)	(1,604,850)
Total stockholders' equity	160,884	250,504
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$416,890	$501,020

See accompanying notes.

Sana Biotechnology, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Operating expenses:
Research and development	$131,980	$215,673	$261,809
Research and development related success payments and contingent consideration	29,432	(8,881)	(48,981)
General and administrative	44,296	64,040	73,299
Impairment of long-lived assets	44,611	1,891	7,014
Total operating expenses	250,319	272,723	293,141
Loss from operations	(250,319)	(272,723)	(293,141)
Interest income, net	3,848	10,471	9,938
Other income (expense), net	2,305	(4,507)	(52)
Net loss	$(244,166)	$(266,759)	$(283,255)
Net loss per common share – basic and diluted	$(0.96)	$(1.16)	$(1.46)
Weighted-average number of common shares – basic and diluted	253,234	230,891	194,541

See accompanying notes.

Sana Biotechnology, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(244,166)	$(266,759)	$(283,255)
Other comprehensive income:
Unrealized gain on marketable securities, net	14	74	4,267
Total comprehensive loss	$(244,152)	$(266,685)	$(278,988)

See accompanying notes.

Sana Biotechnology, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	191,022	$19	$1,558,459	$(4,327)	$(1,054,836)	$499,315
Issuance of common stock from at the market offering, net of issuance costs of $1,213	4,586	1	27,019	-	-	27,020
Vesting of restricted stock	443	-	-	-	-	-
Exercise of stock options	1,146	-	2,020	-	-	2,020
Issuance of common stock related to employee stock purchase plan	660	-	2,606	-	-	2,606
Stock-based compensation expense	-	-	35,533	-	-	35,533
Unrealized gain on marketable securities, net	-	-	-	4,267	-	4,267
Net loss	-	-	-	-	(283,255)	(283,255)
Balance as of December 31, 2023	197,857	$20	$1,625,637	$(60)	$(1,338,091)	$287,506
Issuance of common stock from at the market offering, net of issuance costs of $158	150	-	992	-	-	992
Issuance of common stock from follow-on offering and accompanying pre-funded warrants, net of issuance costs of $9,741	21,773	2	180,006	-	-	180,008
Vesting of restricted stock	966	-	-	-	-	-
Exercise of stock options	2,643	-	9,493	-	-	9,493
Issuance of common stock related to employee stock purchase plan	534	-	1,512	-	-	1,512
Stock-based compensation expense	-	-	37,678	-	-	37,678
Unrealized gain on marketable securities, net	-	-	-	74	-	74
Net loss	-	-	-	-	(266,759)	(266,759)
Balance as of December 31, 2024	223,923	$22	$1,855,318	$14	$(1,604,850)	$250,504
Issuance of common stock from at the market offering, net of issuance costs of $1,598	11,298	2	45,765	-	-	45,767
Issuance of common stock from common stock financings and accompanying pre-funded warrants, net of issuance costs of $5,625	24,254	2	80,623	-	-	80,625
Exercise of pre-funded warrants	4,445	-	-	-	-	-
Vesting of restricted stock	1,514	-	-	-	-	-
Exercise of stock options	1,059	1	2,325	-	-	2,326
Issuance of common stock related to employee stock purchase plan	239	-	350	-	-	350
Stock-based compensation expense	-	-	25,464	-	-	25,464
Unrealized gain on marketable securities, net	-	-	-	14	-	14
Net loss	-	-	-	-	(244,166)	(244,166)
Balance as of December 31, 2025	266,732	$27	$2,009,845	$28	$(1,849,016)	$160,884

See accompanying notes.

Sana Biotechnology, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net loss	$(244,166)	$(266,759)	$(283,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,750	15,500	17,543
Stock-based compensation expense	25,464	37,678	35,533
Change in the estimated fair value of contingent consideration	14,750	(638)	(40,773)
Change in the estimated fair value of success payment liabilities	14,682	(8,243)	(8,208)
Non-cash expense for operating lease right-of-use assets	9,171	9,681	13,265
Impairment of long-lived assets	44,611	1,891	7,014
Other non-cash items, net	(10,976)	(11,078)	(13,312)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,165	(3,513)	8,143
Operating lease right-of-use assets and liabilities	(2,997)	9,341	10,959
Accounts payable	(3,545)	1,377	1,027
Accrued expenses and other liabilities	(4,737)	(8,390)	(1,518)
Net cash used in operating activities	(143,828)	(223,153)	(253,582)
INVESTING ACTIVITIES:
Purchases of marketable securities	(87,293)	(226,064)	(157,744)
Proceeds from maturities of marketable securities	46,561	276,947	349,788
Purchases of property and equipment	(938)	(33,430)	(20,032)
Proceeds from disposal of assets	1,432	-	-
Net cash provided by (used in) investing activities	(40,238)	17,453	172,012
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and exercise of stock options	2,676	11,005	4,626
Proceeds related to common stock financings, net	126,404	181,000	27,020
Proceeds (principal payments), net for tenant improvement loan	(347)	7,744	-
Net cash provided by financing activities	128,733	199,749	31,646
Net decrease in cash, cash equivalents, and restricted cash	(55,333)	(5,951)	(49,924)
Cash, cash equivalents, and restricted cash at beginning of period	131,398	137,349	187,273
Cash, cash equivalents, and restricted cash at end of period	$76,065	$131,398	$137,349
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	$71,870	$127,566	$133,517
Restricted cash	4,195	3,832	3,832
Total cash, cash equivalents, and restricted cash	$76,065	$131,398	$137,349
SUPPLEMENTAL CASH FLOW INFORMATION:
Operating lease right-of-use assets obtained in exchange for lease obligations	$-	$-	$8,984
Purchases of property and equipment included in accounts payable and accrued liabilities	$-	$-	$9,471
Cash received for tenant improvement allowances	$891	$7,509	$12,547
Derecognition of operating lease right-of-use assets for lease termination and modification	$(2,724)	$(7,261)	$(14,204)

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

Liquidity and capital resources

The Company is subject to a number of risks and uncertainties similar to other biotechnology companies in the development stage, including, but not limited to, those related to the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, building its manufacturing capabilities, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, the need to protect the Company’s intellectual property and proprietary technologies, and the need to attract and retain key scientific and management personnel. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations with the proceeds from additional equity or debt financings or capital obtained in connection with strategic collaborations or licensing or other arrangements. In the event that additional financing is required, the Company may not be able to raise capital on terms acceptable to it or at all.

In March 2026, the Company entered into an amended and restated sales agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen), acting as sales agent, pursuant to which it may offer and sell through TD Cowen shares of the Company's common stock from time to time in a series of one or more at the market equity offerings. The Company initially intends to offer and sell up to $150.0 million of shares of the Company's common stock under the Sales Agreement pursuant to a prospectus supplement to be filed with the SEC (collectively, the ATM facility). The Sales Agreement amends and restates the Company's prior sales agreement with TD Cowen entered into in May 2025 (the Prior Sales Agreement). During the quarter and year ended December 31, 2025, the Company sold an aggregate of 3.9 million shares and 11.3 million shares of the Company's common stock, respectively, under the Prior Sales Agreement, for net proceeds of approximately $17.0 million and $45.8 million, respectively, after deducting commissions and expenses.

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

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of December 31, 2025, the Company had cash, cash equivalents, and marketable securities of $138.4 million, and an accumulated deficit of $1.8 billion, which includes cumulative non-cash charges related to the revaluation of the success payment liabilities and contingent consideration of $16.8 million and $72.5 million, respectively. Management has determined that the Company's current capital resources may not be sufficient to fund its planned operations for at least one year from the date of this Annual Report, and there is substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on, among other things, its ability to obtain additional funding and appropriately manage the amount of cash used to fund its operations. The Company plans to address this condition through equity or debt offerings or capital obtained in connection with strategic collaborations or licensing or other arrangements. If the Company is unable to obtain such financing, it may be required to pursue alternative sources of capital which may not be available to it on favorable terms, significantly modify its operational plans by delaying, reducing the scope of, or ceasing some or all of its research and development programs, or pursue strategic alternatives.

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

Impairment of long-lived assets was $44.6 million for the year ended December 31, 2025. The non-cash impairment, recorded in the second quarter of 2025, was primarily related to Sana’s manufacturing facility in Bothell, Washington and certain laboratory and office space in Seattle, Washington. During the fourth quarters of 2024 and 2023, the Company recognized $1.9 million and $7.0 million, respectively, for the impairment of certain laboratory equipment and leasehold improvements as a result of the portfolio prioritizations in the fourth quarters of 2024 and 2023, previously included in research and development expense in the statement of operations.

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

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment annually or when a triggering event occurs that could indicate a potential impairment. The evaluation for impairment includes assessing qualitative factors or performing a quantitative analysis to determine whether it is more-likely-than-not that the fair value of net assets is below the carrying amount. As of December 31, 2025, the Company had goodwill of $140.6 million related to its acquisition of Cobalt Biomedicine, Inc. (Cobalt) in 2019 (the Cobalt acquisition), which represents the excess of the purchase price over the estimated fair value of the net assets acquired. There have been no impairments of goodwill since the acquisition.

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

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration). See Note 4, Acquisitions for more details on the Cobalt Contingent Consideration.

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

Claims and contingencies

From time to time, the Company has and may in the future become involved in litigation and proceedings relating to claims arising in the ordinary course of business. The Company accrues a liability if the likelihood of an adverse outcome is probable, and the amount can be reasonably estimated. If the likelihood of an adverse outcome is only reasonably possible, or if an adverse outcome is probable, but an estimate is not determinable, the Company provides disclosure of the material claim or contingency.

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

In addition, the Company will utilize other exemptions and reduced reporting requirements provided to EGCs by the JOBS Act until the Company no longer qualifies as an EGC. Subject to certain conditions set forth in the JOBS Act, an EGC is not required to, among other things, (i) provide an auditor’s attestation report on the company’s system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-EGC public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This ASU is effective for the Company's fiscal year 2025. Early adoption is permitted. There was no material impact and the additional required disclosures have been included in Note 13, Income taxes, to the Company's consolidated financial statements included in this Annual Report.

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

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Twelve months ended December 31,
	2025	2024	2023

Operating expenses:
Research, development, and laboratory	$45,696	$86,522	$112,567
Facility costs	44,253	49,429	54,778
Support functions	29,425	45,587	54,355
Stock-based compensation	25,464	37,678	35,533
Technical operations and manufacturing	21,813	39,713	52,359
Portfolio prioritization costs	318	5,840	5,203
Other(1)	9,307	14,944	20,313
Research and development related success payments and contingent consideration	29,432	(8,881)	(48,981)
Impairment of long-lived assets	44,611	1,891	7,014
Total operating expenses	250,319	272,723	293,141
Loss from operations	(250,319)	(272,723)	(293,141)
Interest income, net	3,848	10,471	9,938
Other income (expense), net	2,305	(4,507)	(52)
Net loss	$(244,166)	$(266,759)	$(283,255)

(1) Other segment expenses include licensing costs, consulting fees, business taxes, and insurance costs for the years ended December 31, 2025, 2024, and 2023, and costs incurred for the early termination of the Fremont lease for the year ended December 31, 2023.

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

The Company recognized $140.6 million of goodwill as a result of the Cobalt acquisition, which is primarily attributable to the value the acquisition provides the Company by complementing the Company’s ex vivo cell therapy technology with in vivo fusogen cell engineering technology and furthering the Company’s research in using engineered cells as medicines. The goodwill is not deductible for income tax purposes. There were no impairments of the intangible asset or goodwill since the acquisition.

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company has an obligation to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon the achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a program based on the fusogen technology in a clinical trial pursuant to an investigational new drug application, or has filed, or received approval for, a biologics license application or new drug application for a product developed using the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control of the Company if at least one of the Company’s programs based on the fusogen technology is an active research program at the time of such change of control. If the Company’s market capitalization is below $8.1 billion as of the date of a change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of December 31, 2025, a Cobalt Success Payment had not been triggered.

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value with changes in fair value recognized in research and development related success payments and contingent consideration. As of December 31, 2025 and 2024, the estimated fair value of the Cobalt Success Payment liability was $17.9 million and $4.2 million, respectively, and was recorded in long-term liabilities. In connection with the change in estimated fair value of the Cobalt Success Payment, the Company recognized an expense of $13.6 million compared to gains of $6.9 million and $7.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, the estimated fair value of the Cobalt Contingent Consideration was $123.7 million, of which $40.2 million was recorded in short-term liabilities and $83.5 million was recorded in long-term liabilities. As of December 31, 2024, the estimated fair value of the Cobalt Contingent Consideration was $109.0 million, and was recorded in long-term liabilities. In connection with the change in estimated fair value of the Cobalt Contingent Consideration, the Company recognized an expense of $14.7 million compared to gains of $0.6 million and $40.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

5. License and collaboration agreements

Beam Therapeutics Inc.

In October 2021, the Company entered into an option and license agreement with Beam Therapeutics Inc. (Beam), pursuant to which the Company was granted a non-exclusive license to use Beam’s proprietary CRISPR Cas12b nuclease editing technology to research, develop, and commercialize engineered cell therapy products that (i) are directed to certain antigen targets, with respect to allogeneic T cell products, or (ii) comprise certain human cell types, with respect to stem cell-derived products. The Company made an upfront payment of $50.0 million to Beam, which was recorded in research and development expense for the year ended December 31, 2021. Additionally, under the terms of the agreement, the Company may be obligated to pay, with respect to each licensed product, up to $65.0 million in specified developmental and commercial milestone payments as well as royalties. At the time of the entry into the option and license agreement, a member of the Company’s board of directors was a beneficial owner of greater than 10% of the outstanding shares of Beam. In 2024, this director was also affiliated with a member of the board of directors of Beam.

President and Fellows of Harvard College

In March 2019, the Company entered into an exclusive license agreement with Harvard to access certain intellectual property for the development of hypoimmune-modified cells.

Under the terms of the agreement, the Company paid to Harvard aggregate consideration of $12.0 million, comprising $9.0 million in common stock and $3.0 million in cash. Additionally, the Company may be required to pay to Harvard up to an aggregate of $175.0 million in success payments, payable in cash, based on increases in the fair value of the Company’s common stock. The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard would be credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of December 31, 2025, a Harvard Success Payment had not been triggered.

The following table summarizes the potential success payments and common stock price required for payment:

Multiple of Equity Value at Issuance	5x	10x	20x	30x	40x
Per share common stock price required for payment	$20.00	$40.00	$80.00	$120.00	$160.00
Success payment(s) (in millions)	$5.0	$15.0	$30.0	$50.0	$75.0

The Harvard Success Payment liabilities are carried at fair value, with the initial value and changes in fair value recognized in research and development related success payments and contingent consideration. As of December 31, 2025 and December 31, 2024, the estimated fair value of the Harvard Success Payment liability was $1.4 million and $0.3 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Harvard Success Payment liability, the Company recognized an expense of $1.1 million compared to gains of $1.3 million and $0.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

6. Restricted cash

The Company maintains standby letters of credit that are collateralized with a bank account at a financial institution in accordance with certain lease agreements. The aggregate amount of such standby letters of credit was $4.2 million and $3.8 million as of December 31, 2025 and 2024, respectively.

7. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$63,000	$-	$-	$63,000
U.S. government and agency securities	Level 2	6,528	-	-	6,528
Total cash equivalents		69,528	-	-	69,528
Short-term marketable securities:
U.S. government and agency securities	Level 2	65,082	29	-	65,111
Corporate debt securities	Level 2	1,402	-	(1)	1,401
Total short-term marketable securities		66,484	29	(1)	66,512
Total financial assets		$136,012	$29	$(1)	$136,040
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$40,200	$-	$-	$40,200
Total short-term financial liabilities		40,200	-	-	40,200
Long-term financial liabilities:
Contingent consideration	Level 3	83,518	-	-	83,518
Success payment liabilities	Level 3	19,238	-	-	19,238
Total long-term financial liabilities		102,756	-	-	102,756
Total financial liabilities		$142,956	$-	$-	$142,956

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$66,641	$-	$-	$66,641
U.S. government and agency securities	Level 2	25,237	5	-	25,242
Total cash equivalents		91,878	5	-	91,883
Short-term marketable securities:
U.S. government and agency securities	Level 2	19,137	7	-	19,144
Corporate debt securities	Level 2	5,785	2	-	5,787
Total short-term marketable securities		24,922	9	-	24,931
Total financial assets		$116,800	$14	$-	$116,814
Long-term financial liabilities:
Contingent consideration	Level 3	108,968	-	-	108,968
Success payment liabilities	Level 3	4,556	-	-	4,556
Total long-term financial liabilities		113,524	-	-	113,524
Total financial liabilities		$113,524	$-	$-	$113,524

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

There were no available-for-sale debt securities in a material loss position as of December 31, 2025 and 2024. The Company determined that there was no material change in the credit risk of the investments during the year ended December 31, 2025. As such, an allowance for credit losses has not been recognized. As of December 31, 2025, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of December 31, 2025, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of December 31, 2025 and 2024, the balance in accumulated other comprehensive loss included net unrealized gains (losses) related to the Company’s available-for-sale debt securities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2024	$108,968	$4,236	$320
Changes in fair value – expense (gain)	1,864	105	(12)
Balance as of March 31, 2025	110,832	4,341	308
Changes in fair value – expense	6,300	3,611	351
Balance as of June 30, 2025	117,132	7,952	659
Changes in fair value – expense (gain)	(1,991)	4,822	293
Balance as of September 30, 2025	115,141	12,774	952
Changes in fair value – expense	8,577	5,101	411
Balance as of December 31, 2025	$123,718	$17,875	$1,363

Contingent consideration

The Company utilizes significant estimates and assumptions it believes would be made by a market participant in determining the estimated fair value of the Cobalt Contingent Consideration at each balance sheet date. The fair value of the Cobalt Contingent Consideration was determined by calculating the probability-weighted estimated value of the pre-specified development milestone payments, which are payable in cash or stock based on the assessment of the likelihood and estimated timing that the milestones would be achieved and the applicable discount rates. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions are obtained.

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	December 31, 2025		December 31, 2024
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	10.6% – 12.1%	11.6%	11.3% – 12.3%	11.9%
Probability of milestone achievement	1.0% – 60.0%	27.4%	5.0% –55.0%	25.7%

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

Success payments

The Company utilizes significant estimates and assumptions in determining the estimated fair value of the success payment liabilities and the associated expense or gain at each balance sheet date. The estimated fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was determined using a Monte Carlo simulation methodology, which models the estimated fair value of the liability based on several key assumptions, including the expected volatility, remaining term, risk-free interest rate, estimated number and timing of valuation measurement dates on the basis of which payment may be triggered, and, for the Cobalt Success Payment, the Company’s market capitalization, and for the Harvard Success Payments, the per share fair value of the Company’s common stock. The potential Cobalt Success Payment is payable in cash or stock, and the potential Harvard Success Payments are payable in cash.

The fair values of the Cobalt Success Payments and Harvard Success Payments were calculated using the following unobservable inputs:

	December 31, 2025		December 31, 2024
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	77.5%	77.5%	75.0%	75.0%
Expected term (years)	13.1	5.2	14.1	6.2

8. Property and equipment, net

Property and equipment, net consists of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Laboratory equipment	$38,462	$52,957
Leasehold improvements	39,061	33,344
Construction in progress	-	40,337
Computer equipment, software, and other	4,138	4,836
Total property and equipment, at cost	81,661	131,474
Less: Accumulated depreciation	(54,755)	(54,166)
Property and equipment, net	$26,906	$77,308

Depreciation expense was $12.8 million, $15.5 million, and $17.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. In the second quarter of 2025, the Company recognized non-cash impairment losses related to construction in progress, laboratory equipment, and leasehold improvements for the Company's manufacturing facility in Bothell, Washington (the Bothell facility) and a portion of the Company's laboratory and office space in Seattle, Washington (the Seattle facility). The losses were recorded as a reduction in the cost of the assets and related accumulated depreciation in the second quarter of 2025. Refer to Note 11, Impairment of long-lived assets for further information.

9. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Accrued compensation:
Accrued bonuses	$8,834	$7,704
Accrued paid time off	2,345	3,151
Accrued payroll	1,512	3,021
Other accrued compensation	549	573
Total accrued compensation	$13,240	$14,449
Accrued expenses and other current liabilities:
Accrued research and development services	$5,379	$10,493
Accrued professional fees	1,705	993
Other accrued current liabilities	1,595	1,754
Total accrued expenses and other current liabilities	$8,679	$13,240

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

In June 2022, the Company entered into a lease agreement for 79,565 square feet of office, laboratory, and manufacturing space located in Bothell, Washington. The initial term of the lease expires in February 2039, with the option to extend the lease for up to three additional five-year terms. The lease agreement also provides for up to $19.9 million for reimbursement of tenant improvements, as well as an additional $8.0 million loan for tenant improvements, available at the Company’s election (the Tenant Improvement Loan). The Company elected to receive the Tenant Improvement Loan in the second quarter of 2024 and is obligated to repay to the landlord monthly over the initial term of the lease with interest at a rate of 6.5% per year. As of December 31, 2025, $0.4 million was included in accrued expenses and other current liabilities and $7.0 million was included in other non-current liabilities. The Company is obligated to pay base rent of approximately $68.8 million over the initial term of the lease. In accordance with the lease agreement, the Company has obtained a letter of credit in the amount of $1.6 million.

In the second quarter of 2025, the Company recognized non-cash impairment losses for the operating lease ROU asset, construction in progress, and laboratory equipment for the Bothell facility, and for the operating lease ROU asset, leasehold improvements, and laboratory equipment for the Seattle facility. The Company also recognized additional non-cash impairment losses for other long-lived assets. Refer to Note 11, Impairment of long-lived assets for further information.

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

The following table summarizes the Company’s lease costs:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Operating lease cost	$25,024	$18,540	$27,277
Short-term lease cost	3,576	4,669	-
Variable lease cost	8,442	8,505	7,527
Total lease cost	$37,042	$31,714	$34,804

As of December 31, 2025, the weighted-average remaining lease term was 7.2 years and the weighted-average IBR was 10.9%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year to the present value of the operating lease liabilities as of December 31, 2025 (in thousands):

2026	$22,473
2027	19,390
2028	14,698
2029	14,071
2030	7,758
2031 and thereafter	40,942
Total undiscounted lease payments	119,332
Less: imputed interest	(40,470)
Present value of operating lease liabilities	78,862
Less: current portion of operating lease liabilities	$(14,938)
Operating lease liabilities, net of current portion	$63,924

11. Impairment of long-lived assets

As a result of changes in business plans and the Company's intention to pursue potential subleases for the Bothell facility and the Seattle facility, due in part to the Company’s decision to suspend further build-out of its internal manufacturing capabilities at the Bothell facility in the-near term due to increased availability of manufacturing capacity at third-party contract development and manufacturing organizations for cell and gene therapy products, as well as progress in understanding its near-term manufacturing needs, and other factors, the Company determined that during the second quarter of 2025 a triggering event occurred and performed an impairment analysis. For the Bothell facility, the Company determined that the combined operating lease ROU asset and construction in progress were not fully recoverable as the carrying value exceeded the estimated fair value and recorded a non-cash impairment loss of $34.2 million for this asset group. For the Seattle facility, the Company determined that the combined operating lease ROU asset and leasehold improvements were not fully recoverable as the carrying value exceeded the estimated fair value and recorded a non-cash impairment loss of $3.8 million for this asset group. In addition, in connection with the Bothell facility and the Seattle facility, the Company recognized non-cash impairment losses related to laboratory equipment of $3.8 million and $2.0 million, respectively. The Company also recognized an additional $0.8 million non-cash impairment loss for other long-lived assets. The losses were recorded in operating expenses in the statement of operations in the second quarter of 2025. During the fourth quarters of 2024 and 2023, the Company recognized $1.9 million and $7.0 million, respectively, for the impairment of certain laboratory equipment and leasehold improvements as a result of the portfolio prioritizations in the fourth quarters of 2024 and 2023.

12. Stockholders’ equity

In March 2026, the Company entered into the Sales Agreement with TD Cowen, acting as sales agent, pursuant to which it may offer and sell through TD Cowen shares of the Company’s common stock from time to time under the ATM facility. The Sales Agreement amends and restates the Prior Sales Agreement. During the quarter and year ended December 31, 2025, the Company sold an aggregate of 3.9 million shares and 11.3 million shares of its common stock, respectively, under the Prior Sales Agreement, for net proceeds of $17.0 million and $45.8 million, respectively, after deducting commissions and expenses.

In August 2025, the Company completed an underwritten public offering pursuant to which it sold 24.3 million shares of its common stock, including 3.4 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 1.5 million shares of its common stock for net proceeds of approximately $80.6 million, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants have an exercise price of $0.0001 per share of common stock. As the pre-funded warrants are indexed to the Company’s common stock and otherwise meet the requirements to be classified in equity, the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on its consolidated balance sheet. The pre-funded warrants are exercisable at any time; however, the holders of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. During the twelve months ended December 31, 2025, no pre-funded warrants sold in this offering were exercised.

In February 2024, the Company completed an underwritten public offering pursuant to which it sold 21.8 million shares of its common stock, including 4.5 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of its common stock, for net proceeds of approximately $180.0 million, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants have an exercise price of $0.0001 per share of common stock. As the pre-funded warrants are indexed to the Company’s common stock and otherwise meet the requirements to be classified in equity, the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheet. The pre-funded warrants are exercisable at any time; however, the holders of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. During the twelve months ended December 31, 2025, 4.4 million pre-funded warrants sold in this offering were exercised.

13. Stock-based compensation

Equity incentive plans

In February 2021, the Company adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (2021 ESPP), both of which became effective on the completion of the Company’s initial public offering. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering period or on the purchase date. As of December 31, 2025, 34.7 million shares and 5.8 million shares were available for future issuance under the 2021 Plan and the 2021 ESPP, respectively.

Stock-based compensation expense

Stock-based compensation expense is recognized in the consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Research and development	$15,193	$23,365	$23,240
General and administrative	10,271	14,313	12,293
Total stock-based compensation expense	$25,464	$37,678	$35,533

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of December 31, 2025 are as follows:

	Stock Options	RSUs
Unrecognized stock-based compensation expense (in thousands)	$22,421	$14,206
Weighted-average period costs expected to be recognized (in years)	2.3	2.6

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	25,062	$7.16	7.4	$271
Granted	6,008	2.83
Exercised	(978)	2.19
Forfeited/Cancelled	(7,150)	7.61
Outstanding as of December 31, 2025	22,942	$6.10	7.1	$11,384
Exercisable as of December 31, 2025	14,190	$7.07	6.1	$3,861

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
Assumptions	2025	2024	2023
Risk free interest rate	3.7% – 4.4%	3.7% – 4.7%	3.36% – 4.98%
Expected volatility	75.0% – 77.5%	72.5% – 75.0%	70.0% – 72.5%
Expected term (years)	5.43 – 6.50	5.50 – 6.25	5.50 – 6.50
Expected dividend	0%	0%	0%

The following table summarizes additional information related to stock option activity:

	Year Ended December 31,
	2025	2024	2023
Weighted average grant date fair value per share for options granted	$1.96	$5.82	$2.62
Aggregate intrinsic value of stock options exercised (in thousands)	$2,123	$8,006	$3,532

Restricted stock

A summary of the Company’s RSU activity is as follows:

	RSUs (in thousands)	RSUs Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2024	3,570	$6.72
Granted	2,742	3.28
Vested	(1,515)	5.45
Forfeited	(969)	5.35
Unvested as of December 31, 2025	3,828	$5.09

No RSAs vested during the years ended December 31, 2025 and 2024, and the fair value of RSAs that vested during the year ended December 31, 2023 was immaterial. The fair value of RSUs that vested during the years ended December 31, 2025, 2024, and 2023 was $4.1 million, $6.4 million, and $1.9 million, respectively.

14. Income taxes

As of December 31, 2025, the Company had U.S. federal and state tax-effected net operating loss (NOL) carryforwards of $245.2 million and $73.6 million, respectively, which are available to reduce future taxable income. As of December 31, 2025, the Company also had federal and state research tax credits of $64.9 million and $30.2 million, respectively, which may be used to offset future liabilities. The Tax Cuts and Jobs Act enacted on December 22, 2017, altered the carryforward period for federal NOLs and as a result, all NOLs generated in 2018 and forward have an indefinite life. Of the federal NOLs reported, we have accumulated $243.6 million with an indefinite life as of December 31, 2025. The state NOL will begin to expire in 2036. The federal tax credit carryforward will begin to expire in 2037, and the state tax credit will carry forward indefinitely. The NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership changes may further affect the limitation in future years.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended December 31,
	2024	2023
Federal statutory tax	21.00%	21.00%
State income tax, net of federal benefit	(6.31)	15.38
Valuation allowance	(18.00)	(45.30)
Success payment liabilities	0.55	0.58
Contingent consideration	0.05	3.02
Tax credits	3.83	6.59
Other	(1.12)	(1.27)
Effective income tax rate	0.00%	0.00%

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures for the year ended December 31, 2025.

	Year Ended December 31, 2025
	(in thousands)
Federal statutory tax	$(51,275)	21.00%
Valuation allowance	44,102	(18.06)
Non-taxable or non-deductible items:
Stock-based compensation	5,431	(2.22)
Contingent consideration	3,097	(1.27)
Success payment liabilities	2,864	(1.17)
Other non-deductible items	908	(0.37)
Tax credits:
Research and development credits	(5,222)	2.14
Other	95	(0.04)
Effective income tax rate	$—	0.00%

The principal components of the Company’s net deferred tax assets are as follows:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$299,757	$227,866
Capitalized research and development	73,895	101,732
Tax credit carryforwards	88,713	81,697
Lease liabilities	20,454	24,040
Stock-based compensation	10,766	13,258
Intangibles	6,875	8,902
Accrued liabilities and allowances	4,090	4,329
Fixed assets	12,339	1,935
Success payment liabilities	354	82
Other	401	1,475
Gross deferred tax assets	517,644	465,316
Valuation allowance	(507,814)	(450,666)
Deferred tax assets, net of valuation allowance	9,830	14,650
Deferred tax liabilities:
Right-of-use assets	(9,830)	(14,650)
Net deferred taxes assets	$—	$—

The One Big Beautiful Bill Act (OBBBA) enacted on July 4, 2025, introduced notable changes to the U.S. Internal Revenue Code, including immediate expensing of domestic research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. As previously required under the Tax Cuts and Jobs Act, the Company capitalized research and development expenditures in the years ended December 31, 2022 through December 31, 2024. With the enactment of OBBBA, the Company began deducting domestic research and development costs in 2025.

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

As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance:

	2025	2024
	(in thousands)
Beginning balance	$(450,666)	$(402,659)
Change charged to income tax expense	(57,148)	(48,007)
Ending balance	$(507,814)	$(450,666)

The Company determines its uncertain tax positions based on a determination of whether and how much of the tax benefit the Company takes in its tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities. The Company is generally subject to examination by U.S. federal and local income tax authorities for all tax years in which the loss carryforward is available. The Company applies judgment in its determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of December 31, 2025 and 2024, the Company’s uncertain tax positions were immaterial.

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

The following securities were excluded from the computation of net loss per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Options to purchase common stock	22,942	25,062	26,849
Unvested RSUs	3,828	3,570	2,341
Total	26,770	28,632	29,190

16. Employee benefit plan

In January 2019, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. The Company matches each participant’s 401(k) contributions in cash, up to $4,000 per year per participant through December 31, 2025 and, effective January 1, 2026, up to $4,500 per year per participant.

17. Subsequent event

In March 2026, the Company entered into the Sales Agreement with TD Cowen, acting as sales agent, pursuant to which it may offer and sell through TD Cowen shares of the Company’s common stock from time to time under the ATM facility. The Sales Agreement amends and restates the Prior Sales Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025. Management reviewed the results of this assessment with our audit committee.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information in our Proxy Statement, which will be filed not later than 120 days after December 31, 2025, in the sections titled “Information About Our Board of Directors,” “Information About Our Executive Officers Who Are Not Directors,” and “Corporate Governance.”

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information in our Proxy Statement, which will be filed not later than 120 days after December 31, 2025, in the sections titled “Executive Compensation,” “Director Compensation,” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the information in our Proxy Statement, which will be filed not later than 120 days after December 31, 2025, in the sections titled “Securities Authorized For Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information in our Proxy Statement, which will be filed not later than 120 days after December 31, 2025, in the sections titled “Corporate Governance – Board of Directors Independence” and “Transactions With Related Persons.”

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the information in our Proxy Statement, which will be filed not later than 120 days after December 31, 2025, in the sections titled “Independent Registered Public Accounting Firm Fees and Services” and “Pre-Approval Policies and Procedures.”

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

(3) Exhibits

The following is a list of exhibits filed or furnished as part of this Annual Report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	02/09/2021	3.1

3.2	Amended and Restated Bylaws	8-K	02/09/2021	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2

4.2	Form of Common Stock Certificate	S-1/A	01/28/2021	4.2

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended				X

4.4	Form of Pre-Funded Warrant	8-K	02/08/2024	4.1

4.5	Form of Pre-Funded Warrant	8-K	08/07/2025	4.1

10.1	Form of Indemnification and Advancement Agreement for directors and officers	S-1/A	01/28/2021	10.2

10.2(a)#	2018 Equity Incentive Plan, as amended	10-Q	11/08/2021	10.3(a)

10.2(b)#	Second Amendment to 2018 Equity Incentive Plan, dated as of November 9, 2020	S-1	01/13/2021	10.3(b)

10.2(c)#	Third Amendment to 2018 Equity Incentive Plan, dated as of December 4, 2020	S-1	01/13/2021	10.3(c)

10.2(d)#	Fourth Amendment to 2018 Equity Incentive Plan, dated as of December 8, 2021	10-K	03/16/2022	10.3(d)

10.2(e)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan	S-1	01/13/2021	10.3(d)

10.3(a)#	2021 Incentive Award Plan	S-8	05/08/2024	99.1(a)

10.3(b)#	First Amendment to 2021 Incentive Award Plan, dated as of December 8, 2021	10-K	03/16/2022	10.4(b)

10.3(c)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	01/28/2021	10.4(b)

10.3(d)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	10-K	03/16/2022	10.4(d)

10.3(e)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan	S-1/A	01/28/2021	10.4(c)

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.3(f)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	S-1/A	01/28/2021	10.4(d)

10.4(a)#	2021 Employee Stock Purchase Plan	S-8	05/08/2024	99.2(a)

10.4(b)#	Amendment No. 1 to the 2021 Employee Stock Purchase Plan, dated as of October 27, 2022	10-Q	11/02/2022	10.11

10.5#	Offer Letter and Employment Agreement by and between the Company and Steven D. Harr, M.D., dated as of September 27, 2018	S-1	01/13/2021	10.6

10.6#	Offer Letter and Employment Agreement by and between the Company and Nathan Hardy, dated as of October 8, 2018	S-1	01/13/2021	10.9

10.7#	Offer Letter by and between the Company and Bernard Cassidy, dated as of September 8, 2022	10-Q	11/02/2022	10.10

10.8#	Consulting Agreement by and between the Company and Bernard J. Cassidy, dated as of October 19, 2025				X

10.9#	Non-Employee Director Compensation Program				X

10.10#	Offer Letter by and between the Company and Douglas E. Williams, dated as of April 8, 2023	10-Q	05/08/2023	10.2

10.11#‡	Separation, Transition Services, and General Release Agreement by and between the Company and Douglas E. Williams, dated April 15, 2024	10-Q	08/08/2024	10.2

10.12#	Offer Letter by and between the Company and Brian Piper, dated as of January 27, 2026	8-K	02/17/2026	10.1

10.13(a)†	License Agreement by and between Flagship Pioneering Innovations V, Inc. (Flagship Innovations V) and Cobalt Biomedicine, Inc. (Cobalt), dated as of February 17, 2016	S-1	01/13/2021	10.12(a)

10.13(b)†	First Amendment to License Agreement by and between Flagship Innovations V and Cobalt, dated as of February 14, 2019	S-1	01/13/2021	10.12(b)

10.14(a)†	Patents Sub-License Agreement by and between La Societe Pulsalys (Pulsalys) and Cobalt, dated as of August 16, 2018	S-1	01/13/2021	10.13(a)

10.14(b)†	Amendment No. 1 to Patents Sub-License Agreement by and between the Company, Pulsalys and Cobalt, dated as of May 26, 2020	S-1	01/13/2021	10.13(b)

10.14(c)†	Amendment No. 2 to Patents Sub-License Agreement by and between the Company and Pulsalys, dated as of March 9, 2022	10-Q	11/02/2022	10.1

10.14(d)†	Amendment No. 3 to Patents Sub-License Agreement by and between the Company and Pulsalys, dated as of July 31, 2023	10-Q	11/08/2023	10.1

10.14(e)†	Amendment No. 4 to Patents Sub-License Agreement by and between the Company and Pulsalys, dated as of October 1, 2024	10-K	03/17/2025	10.14(e)

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.15(a)†	Exclusive License Agreement by and between the Company and The Regents of the University of California (The Regents) acting through The Technology Development Group of the University of California, Los Angeles (UCLA), dated as of March 22, 2019	S-1	01/13/2021	10.14

10.15(b)†	First Amendment to Exclusive License Agreement by and between the Company and The Regents acting through The Technology Development Group of UCLA, dated as of May 21, 2021	10-K	02/29/2024	10.16(b)

10.15(c)†	Second Amendment to Exclusive License Agreement by and between the Company and The Regents acting through The Technology Development Group of UCLA, dated as of April 22, 2024	10-Q	08/08/2024	10.1

10.16(a)†	License Agreement by and between the Company and President and Fellows of Harvard College (Harvard), dated as of March 19, 2019	S-1	01/13/2021	10.15(a)

10.16(b)†	Amendment to License Agreement by and between the Company and Harvard, dated as of June 10, 2019	S-1	01/13/2021	10.15(b)

10.16(c)†	Second Amendment to License Agreement by and between the Company and Harvard, dated as of December 15, 2020	S-1	01/13/2021	10.15(c)

10.16(d)†	Third Amendment to License Agreement by and between the Company and Harvard, dated as of May 20, 2021	10-K	03/16/2022	10.15(d)

10.16(e)†	Fourth Amendment to License Agreement by and between the Company and Harvard, dated as of October 25, 2021	10-K	03/16/2022	10.15(e)

10.16(f)†	Fifth Amendment to License Agreement by and between the Company and Harvard, dated as of February 9, 2023	10-K	03/16/2023	10.16(f)

10.16(g)†	Sixth Amendment to License Agreement by and between the Company and Harvard, dated as of August 28, 2024	10-Q	11/08/2024	10.2

10.16(h)†	Seventh Amendment to License Agreement by and between the Company and Harvard, dated as of March 19, 2025	10-Q	08/11/2025	10.1

10.17(a)†	Exclusive License Agreement by and between the Company and The Regents, acting through its Office of Technology Management, University of California San Francisco (UCSF), dated as of January 2, 2019	S-1	01/13/2021	10.16(a)

10.17(b)†	Amendment No. 1 to Exclusive License Agreement by and between the Company and UCSF, dated as of December 3, 2020	S-1	01/13/2021	10.16(b)

10.18†	Exclusive License Agreement by and between the Company and Washington University, dated as of November 14, 2019	S-1	01/13/2021	10.17

10.19†	Exclusive License Agreement by and between the Company and Washington University, dated as of September 1, 2020	S-1	01/13/2021	10.18

10.20(a)†	Option and License Agreement by and between the Company and Beam Therapeutics Inc. (Beam), dated as of October 15, 2021	10-Q	11/08/2021	10.1

10.20(b)†	Amendment No. 1 to Option and License Agreement by and between the Company and Beam, dated as of June 6, 2022	10-Q	08/04/2022	10.2

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.20(c)†	Amendment No. 2 to Option and License Agreement by and between the Company and Beam, dated as of July 19, 2022	10-Q	11/02/2022	10.2

10.20(d)†	Amendment No. 3 to Option and License Agreement by and between the Company and Beam, dated as of March 17, 2023	10-Q	05/08/2023	10.1

10.20(e)†	Amendment No. 4 to Option and License Agreement by and between the Company and Beam, dated as of April 4, 2024	10-Q	05/08/2024	10.1

10.20(f)†	Amendment No. 5 to Option and License Agreement by and between the Company and Beam, dated as of October 15, 2024	10-Q	05/08/2025	10.1

10.21†	Patent License Agreement by and between the Company and the U.S. Department of Health and Human Services, as represented by The National Cancer Institution, an institute of the National Institutes of Health, dated as of January 7, 2022	10-K	03/16/2022	10.25

10.22(a)†	Non-Exclusive License and Development Agreement by and between the Company and Fujifilm Cellular Dynamics, Inc. (FCDI), dated as of February 1, 2021	S-1/A	02/02/2021	10.23

10.22(b)†	Amendment No. 1 to Non-Exclusive License and Development Agreement by and between the Company and FCDI, dated as of April 12, 2021	10-K	03/16/2023	10.22(b)

10.22(c)†	Amendment No. 2 to Non-Exclusive License and Development Agreement by and between the Company and FCDI, dated as of October 26, 2021	10-K	03/16/2023	10.22(c)

10.22(d)†	Amendment No. 3 to Non-Exclusive License and Development Agreement by and between the Company and FCDI, dated as of February 16, 2024				X

10.22(e)†	Amendment No. 4 to Non-Exclusive License and Development Agreement by and between the Company and FCDI, dated as of November 14, 2025				X

10.23†	Lease Agreement by and between the Company and ARE-Seattle No. 39, LLC, dated as of June 1, 2022	10-Q	08/04/2022	10.1

10.24	Sales Agreement by and between the Company and TD Securities (USA) LLC, dated as of May 8, 2025	8-K	05/08/2025	1.1

10.25#	Change in Control Severance Plan and Summary Plan Description	10-K	02/29/2024	10.29

19.1	Insider Trading Compliance Policy	10-K	03/17/2025	19.1

21.1	List of Subsidiaries	10-K	03/24/2021	21.1

23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (reference is made to the signature page)				X

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
32.2*	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	Compensation Recovery Policy	10-K	02/29/2024	97.1

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on the 3rd day of March 2026.

SANA BIOTECHNOLOGY, INC.

/s/ Steven D. Harr, M.D.
Name:	Steven D. Harr, M.D.
Title:	President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Steven D. Harr, M.D., Brian Piper, and Aaron M. Grossman, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven D. Harr, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2026
Steven D. Harr, M.D.

/s/ Brian Piper	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 3, 2026
Brian Piper

/s/ Susan Wyrick	Senior Vice President, Finance and Accounting (Principal Accounting Officer)	March 3, 2026
Susan Wyrick

/s/ Hans E. Bishop	Chairman of the Board	March 3, 2026
Hans E. Bishop

/s/ Joshua H. Bilenker, M.D.	Director	March 3, 2026
Joshua H. Bilenker, M.D.

/s/ Richard Mulligan, Ph.D.	Director	March 3, 2026
Richard Mulligan, Ph.D.

/s/ Robert Nelsen	Director	March 3, 2026
Robert Nelsen

/s/ Alise S. Reicin, M.D.	Director	March 3, 2026
Alise S. Reicin, M.D.
Director
/s/ Robert L. Rosiello		March 3, 2026
Robert L. Rosiello

/s/ Michelle Seitz	Director	March 3, 2026
Michelle Seitz

/s/ Patrick Y. Yang, Ph.D.	Director	March 3, 2026
Patrick Y. Yang, Ph.D.