Form 10-Q
period 2026-03-31
Sana Biotechnology, Inc.
filed 2026-05-11
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 278,291,590 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our commercialization, marketing, and manufacturing expectations, including with respect to our manufacturing capabilities and the timing thereof;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sana Biotechnology, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$83,800	$71,870
Marketable securities	17,336	66,512
Restricted cash	4,195	4,195
Prepaid expenses and other current assets	6,359	6,099
Total current assets	111,690	148,676
Property and equipment, net	25,673	26,906
Operating lease right-of-use assets	35,845	38,313
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	563	3,173
TOTAL ASSETS	$373,593	$416,890
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,123	$1,669
Accrued compensation	7,584	13,240
Accrued expenses and other current liabilities	8,124	8,679
Operating lease liabilities	14,878	14,938
Contingent consideration	53,556	40,200
Total current liabilities	86,265	78,726
Operating lease liabilities, net of current portion	60,450	63,924
Contingent consideration, net of current portion	80,907	83,518
Success payment liabilities	16,926	19,238
Other non-current liabilities	9,805	10,600
Total liabilities	254,353	256,006
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; zero shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value; 750,000 shares authorized; 269,817 and 266,732 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	27	27
Additional paid-in capital	2,015,441	2,009,845
Accumulated other comprehensive income (loss)	(2)	28
Accumulated deficit	(1,896,226)	(1,849,016)
Total stockholders' equity	119,240	160,884
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$373,593	$416,890

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$28,719	$37,189
Research and development related success payments and contingent consideration	8,433	1,957
General and administrative	11,462	11,484
Total operating expenses	48,614	50,630
Loss from operations	(48,614)	(50,630)
Interest income, net	951	992
Other income, net	453	249
Net loss	$(47,210)	$(49,389)
Net loss per common share – basic and diluted	$(0.17)	$(0.21)
Weighted-average number of common shares – basic and diluted	276,856	237,578

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(47,210)	$(49,389)
Other comprehensive loss:
Unrealized loss on marketable securities, net	(30)	(14)
Total comprehensive loss	$(47,240)	$(49,403)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2025	266,732	$27	$2,009,845	$28	$(1,849,016)	$160,884
Fees incurred related to common stock financings	-	-	(125)	-	-	(125)
Exercise of pre-funded warrants	2,192	-	-	-	-	-
Vesting of restricted stock	864	-	-	-	-	-
Exercise of stock options	29	-	59	-	-	59
Stock-based compensation expense	-	-	5,662	-	-	5,662
Unrealized loss on marketable securities, net	-	-	-	(30)	-	(30)
Net loss	-	-	-	-	(47,210)	(47,210)
Balance as of March 31, 2026	269,817	$27	$2,015,441	$(2)	$(1,896,226)	$119,240

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2024	223,923	$22	$1,855,318	$14	$(1,604,850)	$250,504
Fees incurred related to common stock financings	-	-	(171)	-	-	(171)
Vesting of restricted stock	960	-	-	-	-	-
Exercise of stock options	580	1	1,126	-	-	1,127
Stock-based compensation expense	-	-	7,022	-	-	7,022
Unrealized loss on marketable securities, net	-	-	-	(14)	-	(14)
Net loss	-	-	-	-	(49,389)	(49,389)
Balance as of March 31, 2025	225,463	$23	$1,863,295	$-	$(1,654,239)	$209,079

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(47,210)	$(49,389)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,391	3,649
Stock-based compensation expense	5,662	7,022
Change in the estimated fair value of contingent consideration	10,745	1,864
Change in the estimated fair value of success payment liabilities	(2,312)	93
Non-cash expense for operating lease right-of-use assets	2,468	2,233
Other non-cash items, net	(2,615)	(3,271)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,628	1,368
Operating lease right-of-use assets and liabilities	(1,496)	891
Accounts payable	454	(4,224)
Accrued expenses and other liabilities	(7,094)	(8,893)
Net cash used in operating activities	(37,379)	(48,657)
INVESTING ACTIVITIES:
Purchases of marketable securities	(5,588)	(1,682)
Proceeds from maturities of marketable securities	55,065	18,168
Purchases of property and equipment	(288)	(136)
Proceeds from disposal of assets	248	253
Net cash provided by investing activities	49,437	16,603
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and exercise of stock options	59	1,127
Fees related to common stock financings, net	(96)	(60)
Principal payments, net for tenant improvement loan	(91)	(85)
Net cash provided by (used in) financing activities	(128)	982
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,930	(31,072)
Cash, cash equivalents, and restricted cash at beginning of period	76,065	131,398
Cash, cash equivalents, and restricted cash at end of period	$87,995	$100,326
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received for tenant improvement allowances	$-	$891

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

Liquidity and capital resources

The Company is subject to a number of risks and uncertainties similar to other biotechnology companies in the development stage, including, but not limited to, those related to the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, building its manufacturing capabilities, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, the need to protect the Company’s intellectual property and proprietary technologies, and the need to attract and retain key scientific and management personnel. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations with the proceeds from additional equity or debt financings or capital obtained in connection with strategic collaborations or licensing or other arrangements. If additional financing is required, the Company may not be able to raise capital on terms acceptable to it or at all.

In March 2026, the Company entered into an amended and restated sales agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen), acting as sales agent, pursuant to which the Company may offer and sell through TD Cowen shares of the Company's common stock from time to time in a series of one or more at the market equity offerings, and filed a prospectus supplement with the Securities and Exchange Commission (SEC) pursuant to which it may offer and sell up to $150.0 million of shares of the Company's common stock pursuant to the Sales Agreement (collectively, the ATM facility). The Sales Agreement amends and restates the Company's prior sales agreement with TD Cowen entered into in May 2025 (the Prior Sales Agreement). During the quarter ended March 31, 2026, the Company did not sell any shares of its common stock under the Prior Sales Agreement or the Sales Agreement.

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

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of March 31, 2026, the Company had cash, cash equivalents, and marketable securities of $101.1 million, and an accumulated deficit of $1.9 billion, which includes cumulative non-cash charges related to the revaluation of success payment liabilities and contingent consideration of $14.5 million and $83.2 million, respectively. Management has determined that the Company’s current capital resources may not be sufficient to fund its planned operations for at least one year from the date of this Quarterly Report, and there is substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on, among other things, its ability to obtain additional funding and appropriately manage the amount of cash used to fund its operations. The Company plans to address this condition through equity or debt offerings or capital obtained in connection with strategic collaborations or licensing or other arrangements. If the Company is unable to obtain such financing, it may be required to pursue alternative sources of capital which may not be available to it on favorable terms, if at all, or significantly modify its operational plans by delaying, reducing the scope of, or ceasing some or all of its research and development programs, or pursue strategic alternatives.

2. Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). Certain prior period amounts have been reclassified to conform to current period presentation.

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 3, 2026 (2025 Annual Report).

Significant accounting policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are consistent with those discussed in Note 2 of the 2025 Annual Report.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates in the Company’s condensed consolidated financial statements relate to success payment liabilities, contingent consideration, business combinations, accrued expenses, and operating lease right-of-use (ROU) assets and liabilities.

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

In December 2025, the FASB issued ASU 2025‑12 Codification Improvements, which includes amendments intended to clarify, correct, or improve various topics in the FASB Accounting Standards Codification. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-12, however, adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU 2024-03 Income Statement (Subtopic 220-40) Reporting Comprehensive Income – Expense Disaggregation Disclosures, which requires disclosure of disaggregated information about specific income statement expense categories. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. Adoption of this ASU had no impact on the Company's consolidated financial statements or the Company's reportable segment identified. Additional required disclosures have been included in Note 3, Segment reporting.

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

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three months ended March 31,
	2026	2025
	(in thousands)
Operating expenses:
Research, development, and laboratory	$10,058	$12,092
Facility costs	10,479	11,232
Support functions	7,268	8,654
Stock-based compensation	5,662	7,022
Technical operations and manufacturing	3,986	7,436
Other(1)	2,728	2,237
Research and development related success payments and contingent consideration	8,433	1,957
Total operating expenses	48,614	50,630
Loss from operations	(48,614)	(50,630)
Interest income, net	951	992
Other income, net	453	249
Net loss	$(47,210)	$(49,389)

(1) Other includes licensing costs, consulting fees, insurance, and business taxes for the three months ended March 31, 2026 and 2025.

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

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company has an obligation to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon the achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a program based on the fusogen technology in a clinical trial pursuant to an investigational new drug application, or has filed, or received approval for, a biologics license application or new drug application for a product developed using the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control of the Company if at least one of the Company’s programs based on the fusogen technology is an active research program at the time of such change of control. If the Company’s market capitalization is below $8.1 billion as of the date of a change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of March 31, 2026, a Cobalt Success Payment had not been triggered.

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value, with changes in fair value recognized in research and development related success payments and contingent consideration. As of March 31, 2026 and December 31, 2025, the estimated fair value of the Cobalt Success Payment liability was $16.0 million and $17.9 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Success Payment, the Company recognized a gain of $1.8 million and an expense of $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the estimated fair value of the Cobalt Contingent Consideration was $134.5 million, of which $53.6 million was recorded in short-term liabilities and $80.9 million was recorded in long-term liabilities. As of December 31, 2025, the estimated fair value of the Cobalt Contingent Consideration was $123.7 million, of which $40.2 million was recorded in short-term liabilities and $83.5 million was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, the Company recognized expenses of $10.7 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively.

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

Under the terms of the agreement, the Company paid to Harvard aggregate consideration of $12.0 million, comprising $9.0 million in common stock and $3.0 million in cash. Additionally, the Company may be required to pay to Harvard up to an aggregate of $175.0 million in success payments, payable in cash, based on increases in the fair value of the Company’s common stock (Harvard Success Payments). The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard would be credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of March 31, 2026, a Harvard Success Payment had not been triggered.

The following table summarizes the potential success payments and common stock price required for payment:

Multiple of Equity Value at Issuance	5x	10x	20x	30x	40x
Per share common stock price required for payment	$20.00	$40.00	$80.00	$120.00	$160.00
Success payment(s) (in millions)	$5.0	$15.0	$30.0	$50.0	$75.0

The Harvard Success Payment liabilities are carried at fair value, with the initial value and changes in fair value recognized in research and development related success payments and contingent consideration. As of March 31, 2026 and December 31, 2025, the estimated fair value of the Harvard Success Payment liability was $0.9 million and $1.4 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Harvard Success Payment liability, the Company recognized a gain of $0.5 million and an immaterial gain for the three months ended March 31, 2026 and 2025, respectively.

6. Restricted cash

The Company maintains standby letters of credit that are collateralized with a bank account at a financial institution in accordance with certain lease agreements. The aggregate amount of such standby letters of credit was $4.2 million as of each of March 31, 2026 and December 31, 2025.

7. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		March 31, 2026
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$71,740	$-	$-	$71,740
U.S. government and agency securities	Level 2	8,093	-	-	8,093
Total cash equivalents		79,833	-	-	79,833
Short-term marketable securities:
U.S. government and agency securities	Level 2	15,926	-	(1)	15,925
Corporate debt securities	Level 2	1,412	-	(1)	1,411
Total short-term marketable securities		17,338	-	(2)	17,336
Total financial assets		$97,171	$-	$(2)	$97,169
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$53,556	$-	$-	$53,556
Total short-term financial liabilities		53,556	-	-	53,556
Long-term financial liabilities:
Contingent consideration	Level 3	80,907	-	-	80,907
Success payment liabilities	Level 3	16,926	-	-	16,926
Total long-term financial liabilities		97,833	-	-	97,833
Total financial liabilities		$151,389	$-	$-	$151,389

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$63,000	$-	$-	$63,000
U.S. government and agency securities	Level 2	6,528	-	-	6,528
Total cash equivalents		69,528	-	-	69,528
Short-term marketable securities:
U.S. government and agency securities	Level 2	65,082	29	-	65,111
Corporate debt securities	Level 2	1,402	-	(1)	1,401
Total short-term marketable securities		66,484	29	(1)	66,512
Total financial assets		$136,012	$29	$(1)	$136,040
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$40,200	$-	$-	$40,200
Total short-term financial liabilities		40,200	-	-	40,200
Long-term financial liabilities:
Contingent consideration	Level 3	83,518	-	-	83,518
Success payment liabilities	Level 3	19,238	-	-	19,238
Total long-term financial liabilities		102,756	-	-	102,756
Total financial liabilities		$142,956	$-	$-	$142,956

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

There were no available-for-sale debt securities in a material loss position as of March 31, 2026 and December 31, 2025. The Company determined that there was no material change in the credit risk of the investments during the three months ended March 31, 2026. As such, an allowance for credit losses has not been recognized. As of March 31, 2026, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of March 31, 2026, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of March 31, 2026 and December 31, 2025, the balance in accumulated other comprehensive income (loss) included net unrealized gains (losses) related to the Company’s available-for-sale debt securities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2025	$123,718	$17,875	$1,363
Changes in fair value – expense (gain)	10,745	(1,823)	(489)
Balance as of March 31, 2026	$134,463	$16,052	$874

Contingent consideration

The Company utilizes significant estimates and assumptions it believes would be made by a market participant in determining the estimated fair value of the Cobalt Contingent Consideration at each balance sheet date. The fair value of the Cobalt Contingent Consideration was determined by calculating the probability-weighted estimated value of the pre-specified development milestone payments, which are payable in cash or stock, based on the assessment of the likelihood and estimated timing that the milestones would be achieved and the applicable discount rates. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions are obtained.

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	March 31, 2026		December 31, 2025
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	13.6% - 14.0%	13.8%	10.6% – 12.1%	11.6%
Probability of milestone achievement	1.0% - 80.0%	30.4%	1.0% – 60.0%	27.4%

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

The fair values of the Cobalt Success Payments and Harvard Success Payments were calculated using the following unobservable inputs:

	March 31, 2026		December 31, 2025
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	85.0%	85.0%	77.5%	77.5%
Expected term (years)	12.9	5.0	13.1	5.2

8. Property and equipment, net

Property and equipment, net consists of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Laboratory equipment	$39,602	$38,462
Leasehold improvements	39,061	39,061
Computer equipment, software, and other	4,156	4,138
Total property and equipment, at cost	82,819	81,661
Less: Accumulated depreciation	(57,146)	(54,755)
Property and equipment, net	$25,673	$26,906

Depreciation expense was $2.4 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively.

9. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Accrued compensation:
Accrued bonuses	$2,177	$8,834
Accrued paid time off	2,794	2,345
Accrued payroll	2,197	1,512
Other accrued compensation	416	549
Total accrued compensation	$7,584	$13,240
Accrued expenses and other current liabilities:
Accrued research and development services	$3,905	$5,379
Accrued professional fees	2,437	1,705
Other accrued current liabilities	1,782	1,595
Total accrued expenses and other current liabilities	$8,124	$8,679

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

In June 2022, the Company entered into a lease agreement for 79,565 square feet of office, laboratory, and manufacturing space located in Bothell, Washington. The initial term of the lease expires in February 2039, with the option to extend the lease for up to three additional five-year terms. The lease agreement also provides for up to $19.9 million for reimbursement of tenant improvements, as well as an additional $8.0 million loan for tenant improvements, available at the Company’s election (the Tenant Improvement Loan). The Company elected to receive the Tenant Improvement Loan in the second quarter of 2024 and is obligated to repay to the landlord monthly over the initial term of the lease with interest at a rate of 6.5% per year. As of March 31, 2026, $0.4 million was included in accrued expenses and other current liabilities and $6.9 million was included in other non-current liabilities. The Company is obligated to pay base rent of approximately $68.8 million over the initial term of the lease. In accordance with the lease agreement, the Company has obtained a letter of credit in the amount of $1.6 million.

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

The following table summarizes the Company’s lease costs:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating lease cost	$4,452	$4,696
Short-term lease cost	715	1,063
Variable lease cost	2,149	1,826
Total lease cost	$7,316	$7,585

As of March 31, 2026, the weighted-average remaining lease term was 7.2 years, and the weighted-average incremental borrowing rate was 10.9%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year to the present value of the operating lease liabilities as of March 31, 2026 (in thousands):

2026 (remaining 9 months)	$16,912
2027	19,390
2028	14,698
2029	14,071
2030	7,758
2031 and thereafter	40,943
Total undiscounted lease payments	113,772
Less: imputed interest	(38,444)
Present value of operating lease liabilities	75,328
Less: current portion of operating lease liabilities	$(14,878)
Operating lease liabilities, net of current portion	$60,450

11. Stockholders’ equity

In March 2026, the Company entered into the Sales Agreement with TD Cowen, acting as sales agent, and filed a prospectus supplement with the SEC, pursuant to which the Company may offer and sell through TD Cowen up to $150.0 million of shares of the Company’s common stock from time to time under the ATM facility. The Sales Agreement amends and restates the Prior Sales Agreement. During the quarter ended March 31, 2026, the Company did not sell any shares of its common stock under the Prior Sales Agreement or the Sales Agreement.

In August 2025, the Company completed an underwritten public offering pursuant to which it sold 24.3 million shares of its common stock, including 3.4 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 1.5 million shares of its common stock for net proceeds of approximately $80.6 million, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants have an exercise price of $0.0001 per share of common stock. As the pre-funded warrants are indexed to the Company’s common stock and otherwise meet the requirements to be classified in equity, the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on its consolidated balance sheet. The pre-funded warrants are exercisable at any time; however, the holders of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. During the three months ended March 31, 2026, no pre-funded warrants sold in this offering were exercised.

In February 2024, the Company completed an underwritten public offering pursuant to which it sold 21.8 million shares of its common stock, including 4.5 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of its common stock, for net proceeds of approximately $180.0 million, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants have an exercise price of $0.0001 per share of common stock. As the pre-funded warrants are indexed to the Company’s common stock and otherwise meet the requirements to be classified in equity, the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheet. The pre-funded warrants are exercisable at any time; however, the holders of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. During the three months ended March 31, 2026, 2.2 million pre-funded warrants sold in this offering were exercised.

12. Stock-based compensation

Equity incentive plans

In February 2021, the Company adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (2021 ESPP), both of which became effective on the completion of the Company’s initial public offering. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering period or on the purchase date. As of March 31, 2026, 40.9 million shares and 5.8 million shares were available for future issuance under the 2021 Plan and the 2021 ESPP, respectively.

Stock-based compensation expense

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Research and development	$3,109	$4,586
General and administrative	2,553	2,436
Total stock-based compensation expense	$5,662	$7,022

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of March 31, 2026 are as follows:

	Stock Options	RSUs
Unrecognized stock-based compensation expense (in thousands)	$33,547	$19,702
Weighted-average period costs expected to be recognized (in years)	2.8	3.0

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	22,942	$6.10	7.1	$11,384
Granted	5,434	3.49
Exercised	(29)	2.04
Forfeited/Cancelled	(472)	10.62
Outstanding as of March 31, 2026	27,875	$5.53	7.4	$3,264
Exercisable as of March 31, 2026	15,584	$6.59	6.0	$2,086

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
Assumptions	2026	2025
Risk free interest rate	3.7% – 4.0%	4.1% – 4.4%
Expected volatility	77.5%	75.0%
Expected term (years)	6.25	5.43 – 6.50
Expected dividend	0%	0%

The following table summarizes additional information related to stock option activity:

	Three Months Ended March 31,
	2026	2025
Weighted average grant date fair value per share for options granted	$2.46	$1.81
Aggregate intrinsic value of stock options exercised (in thousands)	$79	$1,272

Restricted stock

A summary of the Company’s RSU activity is as follows:

	RSUs (in thousands)	RSUs Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2025	3,828	$5.09
Granted	2,184	3.45
Vested	(864)	5.06
Forfeited	(34)	5.97
Unvested as of March 31, 2026	5,114	$4.39

The fair value of RSUs that vested during the three months ended March 31, 2026 and 2025 was $2.9 million and $2.1 million, respectively.

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

The Company applies judgment in its determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of March 31, 2026 and December 31, 2025, the Company’s uncertain tax positions were immaterial.

The One Big Beautiful Bill Act (OBBBA), enacted on July 4, 2025, introduced notable changes to the U.S. Internal Revenue Code, including immediate expensing of domestic research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. As previously required under the Tax Cuts and Jobs Act, the Company capitalized research and development expenditures in the years ended December 31, 2022 through December 31, 2024. With the enactment of OBBBA, the Company began deducting domestic research and development costs in 2025.

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

The following securities were excluded from the computation of net loss per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Options to purchase common stock	27,875	25,555
Unvested RSUs	5,114	4,460
Total	32,989	30,015

15. Employee benefit plan

In January 2019, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. The Company matches each participant’s 401(k) contributions in cash, up to $4,500 per year per participant, effective as of January 1, 2026.

16. Subsequent event

In April 2026, the Company entered into a stock purchase agreement with Mayo Clinic, pursuant to which the Company agreed to sell to Mayo Clinic, and Mayo Clinic agreed to purchase from the Company, (i) 7,507,507 shares (the Initial Shares) of the Company’s common stock at a price of $3.33 per share, for gross proceeds of approximately $25.0 million, and (ii) if elected by Mayo Clinic on or prior to August 31, 2026 (the Election), an additional 7,507,507 shares of common stock (the Additional Shares) at a price of $3.33 per share, for additional gross proceeds of approximately $25.0 million. The closing of the purchase and sale of the Initial Shares occurred on April 15, 2026. If the Election is made, the closing of the purchase and sale of the Additional Shares is expected to occur between the tenth and twentieth business days following Mayo Clinic’s delivery of the Election to the Company, subject to customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 3, 2026 (2025 Annual Report). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements that are based upon current beliefs, plans, and expectations related to future events and our future financial performance that involve risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of numerous factors, including those set forth in the section of this Quarterly Report titled “Risk Factors.” See also the section of this Quarterly Report titled “Special Note Regarding Forward-Looking Statements.”

Overview

We were founded on the belief that engineered cells will be one of the most important transformations in medicine over the next several decades. The burden of diseases that can be addressed at their root cause through engineered cells is significant. We view engineered cells as having the potential to be as therapeutically disruptive as biologic drugs to clinical practice, enabling us to repair cells in the body when possible and replace them when needed. We have developed ex vivo and in vivo cell engineering platforms to revolutionize treatment across a broad array of therapeutic areas with unmet treatment needs, including type 1 diabetes, oncology, and B-cell mediated autoimmune diseases.

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

We are currently focused on advancing three distinct therapeutics, each of which leverages one of these platform technologies. SC451 is our HIP-edited product candidate for the treatment of type 1 diabetes. SG293 is our in vivo CAR T product candidate for the treatment of B cell malignancies and B cell mediated autoimmune diseases, and SG227 is our in vivo CAR T product candidate for the treatment of multiple myeloma. We retain worldwide rights to each of these product candidates.

•
Type 1 Diabetes: Almost ten million people suffer from type 1 diabetes (T1D) worldwide, and there has been limited progress in treatments for this disease since the advent of insulin injections over 100 years ago. We are developing SC451, a HIP-modified, stem cell-derived pancreatic islet cell therapy, for the treatment of T1D. The goal of this therapy is euglycemia, or normal blood glucose, without the need for exogenous insulin injections or immunosuppression. Through a first-in-human investigator-sponsored study (IST), we have shown that UP421, an allogeneic, primary islet cell therapy engineered with our HIP technology, can survive and function for 14 months post-transplant in a patient with T1D without the need for immunosuppression. We have incorporated this HIP technology into a more scalable manufacturing platform with SC451 and expect to file an investigational new drug application (IND) as well as begin a Phase 1 clinical trial for this therapy as early as this year.
•
In vivo CAR T cells: Using our fusogen platform, which enables cell-specific, in vivo delivery of various payloads, we are developing two in vivo CAR T cell product candidates, SG293 and SG227. In vivo CAR T cells have the potential to provide the clinical benefit of autologous, ex vivo manufactured CAR T cells while avoiding the need for lymphodepleting chemotherapy as well as significant complexity and bottlenecks related to manufacturing.
o
SG293 is a CD8-targeted fusosome that delivers genetic material to CD8+ T cells, which enables these cells to become CD19-targeting CAR T cells while avoiding potentially problematic delivery to tissues such as the liver and gonads. We plan to develop SG293 in a range of B cell cancers and B cell mediated autoimmune diseases and expect to generate initial clinical data as early as this year.

o
SG227 is a CD8-targeted fusosome that delivers the genetic material to make BCMA-directed CAR T cells. SG227 delivers a BCMA CAR that has been validated in the autologous CAR T setting for patients with multiple myeloma in a product that is currently approved in China. We plan to develop SG227 as a potential treatment for patients with multiple myeloma and are preparing to begin clinical testing as early as mid-2027, contingent upon the early clinical profile of SG293.

In November 2025, in order to prioritize our resources and pursue promising data in the SC451 and fusogen programs, we announced our prioritization of further development of our SC451 and SG293 programs, and suspended development of our two allogeneic cell therapy CAR T programs – SC291 in B-cell mediated autoimmune diseases and SC262 in oncology. As part of these efforts, we are winding down the GLEAM Phase 1 clinical trial evaluating SC291 in B-cell mediated autoimmune diseases and the VIVID Phase 1 clinical trial evaluating SC262 in oncology.

We believe the time is right to develop engineered cell therapies in various therapeutic areas. Substantial progress in the understanding of genetics, gene editing, protein engineering, stem cell biology, immunology, process analytics, and computational biology have converged to create an opportunity to markedly increase the breadth and depth of the potential impact of cellular medicines. We continue to make progress developing our ex vivo cell engineering platform that leverages our HIP technology and our in vivo cell engineering platform that leverages our fusogen technology. Each of our programs provides the potential for meaningful standalone value while also supporting our potential ability to further exploit our platforms in a manner that leads to the development of broadly applicable medicines.

With respect to our ex vivo cell engineering efforts, in March 2026, we announced positive 14-month results from the UP421 IST. The study showed no drug product-related adverse events, and there was evidence of graft survival and function with detectable C-peptide production through 14 months following transplantation. C-peptide levels increased, as expected, during a mixed meal tolerance test, showing appropriate function of the transplanted islet cells. Immunological analysis revealed comprehensive immune evasion of HIP-modified pancreatic islet cells. In August 2025, The New England Journal of Medicine published a journal article titled "Survival of Transplanted Allogeneic Beta Cells with No Immunosuppression," which discusses the 12-week results of the trial. We continue preclinical development of SC451, which is currently completing nonclinical testing, manufacturing transfer, and clinical trial preparation.

With respect to our in vivo cell engineering research efforts, in January 2026, we shared data from a preclinical study using a surrogate for SG293 that delivers a CD20 CAR capable of targeting non-human primate (NHP) B cells in cynomolgus macaques in the absence of lymphodepletion. A single intravenous injection of the SG293 surrogate to these NHPs resulted in robust in vivo generation of CAR T cells and deep B cell depletion in the peripheral blood and lymph nodes. The B cell depletion was further confirmed by lymph node biopsies showing clearance of B cells as well as by “reset” of the NHPs’ B cell repertoire toward naïve B cells. We believe that deep B cell depletion in this preclinical model is the most significant biomarker for potential efficacy in patients with B cell cancers and B cell mediated autoimmune diseases. Separately, in vitro studies using SG293 have shown selective gene delivery to CD8+ T cells with no detectable off-target transduction in tissues such as the liver and gonadal tissue, supporting the specificity of SG293. We are currently conducting nonclinical testing, manufacturing transfer to a contract manufacturer, and clinical trial preparation for SG293.

We continue to make progress on advancing our product candidates into and through preclinical development and toward potential IND submissions. As our product candidates advance toward potential IND submissions, we are conducting good laboratory practices toxicology studies and establishing necessary scale-up for our manufacturing processes.

We expect to continue to assess and prioritize our programs on an ongoing basis based on various factors, including internal and external opportunities and constraints, which may result in our decision to advance certain programs ahead or instead of others or suspend, discontinue, or divest certain programs that represent our current development focus. For details regarding our product candidates, see the section titled “Business—Overview” in Part I, Item 1 included in our 2025 Annual Report.

Our ex vivo and in vivo technologies represent an aggregation of years of innovation and technology from multiple academic institutions and companies, including hypoimmune technology licensed from the President and Fellows of Harvard College (Harvard) and The Regents of the University of California, fusogen technology acquired from Cobalt Biomedicine, Inc. (Cobalt), and gene editing technology licensed from Beam Therapeutics Inc. (Beam), among others. For details regarding these acquisitions and license and collaboration agreements, see Note 4, Acquisitions and Note 5, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report, as well as the section titled “Business— Key Intellectual Property Agreements” in Part I, Item 1 included in our 2025 Annual Report.

Our operations to date have included developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, conducting clinical trials of our product candidates, supporting clinical trials of product candidates developed using our technologies, acquiring technologies, staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. We have incurred net losses each year since our inception. Our net losses for the three months ended March 31, 2026 and 2025 were $47.2 million and $49.4 million, respectively. As of March 31, 2026, we had an accumulated deficit of $1.9 billion. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations.

In March 2026, we entered into an amended and restated sales agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen), acting as sales agent, pursuant to which we may offer and sell through TD Cowen shares of our common stock from time to time in a series of one or more at the market equity offerings, and filed a prospectus supplement with the SEC pursuant to which we may offer and sell up to $150.0 million of shares of our common stock pursuant to the Sales Agreement (collectively, the ATM facility). The Sales Agreement amends and restates our prior sales agreement with TD Cowen entered into in May 2025 (the Prior Sales Agreement). During the quarter ended March 31, 2026, we did not sell any shares of our common stock under the Prior Sales Agreement or the Sales Agreement.

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

As of March 31, 2026, we had cash, cash equivalents, and marketable securities of $101.1 million. We will need to raise additional financing within the next 12 months and in the future to fund our operations, including conducting clinical trials and the commercialization of any approved product candidates. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, proceeds from any future equity or debt financings, and milestone, royalty, and other payments received under any future licenses, collaborations, or other arrangements. Additional capital may not be available on terms that are reasonable or acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, our business, results of operations, and financial condition would be adversely affected.

Management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report, and there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on, among other things, our ability to obtain additional funding and appropriately manage the amount of cash used to fund our operations. We plan to address this condition through equity or debt offerings or capital obtained in connection with strategic collaborations or licensing or other arrangements. If we are unable to obtain such financing, we may be required to pursue alternative sources of capital which may not be available to us on favorable terms, if at all, or significantly modify our operational plans by delaying, reducing the scope of, or ceasing some or all of our research and development programs, or pursue strategic alternatives.

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

Acquisitions

We have completed various acquisitions since inception. For details regarding acquisitions involving technologies that we are currently developing, see the section titled “Business—Key Intellectual Property Agreements” included in our 2025 Annual Report, and Note 4, Acquisitions to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

License and collaboration agreements

We have entered into license and collaboration agreements with various third parties. For details regarding these agreements, see the section titled “Business— Key Intellectual Property Agreements” included in our 2025 Annual Report, and Note 5, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a biologics license application or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would also be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of March 31, 2026, a Cobalt Success Payment had not been triggered.

See Note 4, Acquisitions to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” and “—Critical accounting policies and significant judgments and estimates—Contingent consideration” included in our 2025 Annual Report for more information on the accounting treatment of the Cobalt Success Payment and Cobalt Contingent Consideration.

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of March 31, 2026, a Harvard Success Payment had not been triggered.

See Note 5, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the various per share common stock values that trigger a Harvard Success Payment. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” included in our 2025 Annual Report for more information on the accounting treatment of the Harvard Success Payments.

Components of operating results

Operating expenses

Research and development

To date, research and development expenses have been related primarily to the discovery and development of our platform technologies and product candidates. Research and development expenses are recognized as incurred, and payments made prior to the receipt of goods or services to be used in research and development are recorded as prepaid expenses, until the goods or services are received.

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

Research and development activities account for a significant portion of our operating expenses. Excluding any one-time items, we expect our research and development expenses to be materially flat or slightly lower in 2026 compared to 2025. Research and development expenses may increase over the longer term due to a variety of factors, including if our future clinical trials are successful and if we expand our research and development efforts. Cost increases, if they occur, would be driven in large part by advancing our current and future product candidates into and through clinical trials; identifying additional product candidates; continuing to establish our manufacturing capabilities, including through CDMOs, initiating and advancing preclinical development of our current and future product candidates; advancing and expanding the capabilities of our ex vivo and in vivo cell engineering platforms; acquiring and licensing technologies aligned with our ex vivo and in vivo cell engineering platforms, or modifying the terms of existing acquisition or license arrangements; seeking regulatory approval of our current and future product candidates; and increasing our workforce to support our expanded research, clinical, and preclinical development efforts. A change in the outcome of any of these factors could result in a significant change in the costs and timing associated with the development of our product candidates. In addition, recent and potential future developments in international trade, including tariffs imposed on imports from other countries, could cause unanticipated increases in our research and development costs, primarily through increased CDMO costs and costs of our laboratory and manufacturing supplies, and we may not be able to accurately forecast their impacts on our business.

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

Results of operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$28,719	$37,189	$(8,470)
Research and development related success payments and contingent consideration	8,433	1,957	6,476
General and administrative	11,462	11,484	(22)
Total operating expenses	48,614	50,630	(2,016)
Loss from operations	(48,614)	(50,630)	2,016
Interest income, net	951	992	(41)
Other income, net	453	249	204
Net loss	$(47,210)	$(49,389)	$2,179

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Personnel	$12,413	$17,151	$(4,738)
Third-party manufacturing	722	2,967	(2,245)
Facility and other allocated costs	10,384	12,486	(2,102)
Research, development, and laboratory	4,018	3,996	22
Other	1,182	589	593
Total research and development expense	$28,719	$37,189	$(8,470)

Research and development expenses were $28.7 million and $37.2 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $8.5 million was primarily due to:

•
a decrease of $4.7 million in personnel-related expenses, including non-cash stock-based compensation, due to lower research and development headcount;
•
a decrease of $2.2 million in third-party manufacturing costs at CDMOs primarily related to the suspension of our allogeneic CAR T programs; and
•
a decrease of $2.1 million in facility and other allocated costs primarily related to depreciation, allocated personnel, and other costs.

Research and development related success payments and contingent consideration

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Cobalt success payment	$(1,823)	$105	$(1,928)
Harvard success payments	(489)	(12)	(477)
Contingent consideration	10,745	1,864	8,881
Total research and development related success payments and contingent consideration	$8,433	$1,957	$6,476

The gain related to the change in the estimated fair value of our Cobalt Success Payment was $1.8 million for the three months ended March 31, 2026, compared to an expense of $0.1 million for the same period in 2025. The changes in value were primarily due to changes in our market capitalization during the relevant periods. The gain related to the change in the estimated fair value of our Harvard Success Payments was $0.5 million for the three months ended March 31, 2026, compared to an immaterial gain for the same period in 2025. The changes in value were primarily due to changes in our common stock price during the relevant periods. The expense related to the change in the estimated fair value of our Cobalt Contingent Consideration was $10.7 million for the three months ended March 31, 2026 compared to $1.9 million for the same period in 2025, respectively. The changes in value were due primarily to changes in the timing and probability of the achievement of milestones during the relevant periods.

General and administrative expenses

General and administrative expenses were $11.5 million for the three months ended March 31, 2026, unchanged compared to the three months ended March 31, 2025. Legal fees increased $0.2 million offset by decreased personnel-related costs, including stock-based compensation, of $0.2 million compared to the three months ended March 31, 2025.

Interest income, net

Interest income, net, was $1.0 million for the three months ended March 31, 2026, unchanged compared to the three months ended March 31, 2025, and consisted primarily of interest earned on our cash and marketable securities balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of March 31, 2026, we had $101.1 million in cash, cash equivalents, and marketable securities. Since inception through March 31, 2026, we have raised an aggregate of approximately $1.7 billion in net proceeds from sales of our equity securities.

In April 2026, we entered into a stock purchase agreement with Mayo Clinic (Stock Purchase Agreement), pursuant to which we agreed to sell to Mayo Clinic, and Mayo Clinic agreed to purchase, (i) 7,507,507 shares (the Initial Shares) of our common stock at a price of $3.33 per share, for gross proceeds of approximately $25.0 million, and (ii) if elected by Mayo Clinic on or prior to August 31, 2026, an additional 7,507,507 shares (the Additional Shares) of common stock at a price of $3.33 per share, for additional gross proceeds of approximately $25.0 million. The closing of the purchase and sale of the Initial Shares occurred on April 15, 2026. As of the date of this Quarterly Report, Mayo Clinic has not elected to purchase the Additional Shares. Pursuant to the Stock Purchase Agreement, we agreed to use the net proceeds from the sale of the Initial Shares and, if applicable, the Additional Shares, for the development of products upon which an affiliate of Mayo Clinic has the right to receive royalties pursuant to a collaboration and license agreement, dated April 10, 2026, between the Company and such affiliate (the License Agreement), including SC451 and certain genetically modified stem-cell derived islet cell products, as set forth in the License Agreement.

In March 2026, we entered into the Sales Agreement with TD Cowen, acting as sales agent, and filed a prospectus supplement with the SEC, pursuant to which we may offer and sell up to $150.0 million of shares of our common stock from time to time under the ATM facility. The Sales Agreement amends and restates the Prior Sales Agreement. During the quarter ended March 31, 2026, we did not sell any shares of our common stock under the Prior Sales Agreement or the Sales Agreement.

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

Management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report, and there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on, among other things, our ability to obtain additional funding and appropriately manage the amount of cash used to fund our operations. We plan to address this condition through equity or debt offerings or capital obtained in connection with strategic collaborations or licensing or other arrangements. If we are unable to obtain such financing, we may be required to pursue alternative sources of capital which may not be available to us on favorable terms, if at all, or significantly modify our operational plans by delaying, reducing the scope of, or ceasing some or all of our research and development programs, or pursue strategic alternatives.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(37,379)	$(48,657)
Investing activities	49,437	16,603
Financing activities	(128)	982
Net increase (decrease) in cash, cash equivalents, and restricted cash	$11,930	$(31,072)

Operating activities

During the three months ended March 31, 2026, net cash used in operating activities was $37.4 million, consisting primarily of net loss of $47.2 million and the change in net operating assets and liabilities of $6.5 million, offset by non-cash adjustments of $16.3 million. The non-cash adjustments of $16.3 million consisted of an expense of $10.7 million for revaluation of our contingent consideration, $5.7 million of non-cash stock-based compensation, and depreciation expense of $2.4 million, partially offset by a gain of $2.3 million for revaluation of our success payment liabilities, and other non-cash adjustments of $0.2 million.

During the three months ended March 31, 2025, net cash used in operating activities was $48.7 million, consisting primarily of net loss of $49.4 million and the change in net operating assets and liabilities of $10.9 million, offset by non-cash adjustments of $11.6 million. The non-cash adjustments of $11.6 million consisted of $7.0 million of non-cash stock-based compensation, depreciation expense of $3.6 million, and expenses of $0.1 million and $1.9 million for the revaluation of our success payment liabilities and contingent consideration, respectively, partially offset by other non-cash adjustments of $1.0 million.

Investing activities

Cash provided by investing activities was $49.4 million during the three months ended March 31, 2026, and $16.6 million during the three months ended March 31, 2025. For the three months ended March 31, 2026, this consisted primarily of net purchases and maturities of marketable securities of $49.5 million. For the three months ended March 31, 2025, this consisted of net purchases and maturities of marketable securities of $16.5 million and net sales of property and equipment of $0.1 million.

Financing activities

During the three months ended March 31, 2026 and 2025, cash used in financing activities was $0.1 million and cash provided by financing activities was $1.0 million, respectively. During the three months ended March 31, 2025, financing activities consisted primarily of net proceeds from issuance of common stock.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of March 31, 2026:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$22,030	$32,457	$19,480	$39,805	$113,772

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of March 31, 2026 are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 included in our 2025 Annual Report for more information about these payment obligations.

We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock, pursuant to the terms and conditions in the Cobalt acquisition agreement, and up to an aggregate of $175.0 million in success payments to Harvard, payable in cash. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” included in our 2025 Annual Report and Note 4, Acquisitions and Note 5, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on the success payments. As of March 31, 2026 the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain, and therefore any related payments are not included in the table above.

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

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, and are consistent with those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates” included in our 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our common stock price.

Interest rate risk

As of March 31, 2026, we had cash, cash equivalents, and restricted cash of $88.0 million, which consisted of bank deposits and money market funds, and also had marketable securities of $17.3 million. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. As of March 31, 2026, we had no debt outstanding that is subject to interest rate variability.

Market capitalization and common stock price sensitivity

We agreed to make a success payment to Cobalt based on our market capitalization payable in cash or stock, and success payments to Harvard based on increases in the per share fair market value of our common stock, payable in cash.

As of March 31, 2026, the estimated aggregate fair value of the success payment liabilities was $16.9 million. For the three months ended March 31, 2026, we recorded a gain of $2.3 million related to the aggregate change in the estimated fair value of our success payment liabilities.

Changes in our market capitalization and the fair value of our common stock as of each balance sheet date may have a relatively large change in the estimated valuation of the success payment liabilities and resulting expense or gain. For example, for the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization as of March 31, 2026 from $0.8 billion to $0.9 billion would have decreased the gain recorded in the three months ended March 31, 2026 by $4.2 million to an expense of $2.4 million. A hypothetical 20% decrease in our market capitalization from $0.8 billion to $0.6 billion would have increased the gain recorded in the three months ended March 31, 2026 by $3.6 million to $5.4 million. For the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price as of March 31, 2026 from $2.88 per share to $3.46 per share would have decreased the gain recorded in the three months ended March 31, 2026 by $0.3 million to $0.2 million. A hypothetical 20% decrease in the common stock price from $2.88 per share to $2.30 per share would have increased the gain recorded in the three months ended March 31, 2026 by $0.3 million to $0.8 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

The summary risk factors set forth below are the principal risks and uncertainties that we believe are material to our investors and a reader should carefully consider them. However, there are additional risks and uncertainties described in more detail in this “Risk Factors” section. This summary does not address every aspect of our risk factors, all of the risks that we face, or other factors not presently known to us or that we currently believe are immaterial.

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
•
Clinical trials may fail to demonstrate that our product candidates, including any future product candidates, or technologies used in or used to develop such product candidates, meet the United States Food and Drug Administration’s (FDA) or a comparable foreign regulatory authority's requirements with respect to safety, purity, and potency, or efficacy, which would prevent, delay, or limit the scope of regulatory approval and commercialization of such product candidates.
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

Preclinical and clinical testing of product candidates is inherently unpredictable and may lead to unexpected results, in particular when such product candidates are based on novel technologies. For example, we have not tested our cell engineering platforms on all cell types or in all microenvironments, and results from one cell type or microenvironment may not translate into other cell types or microenvironments. In addition, our current gene editing approaches rely on novel gene editing reagents that may have unanticipated or undesirable effects or prove to be less effective than we expect. Also, we are in the early stages of testing product candidates developed using our cell engineering platforms in humans, and most of our current data are limited to animal models and preclinical cell lines and assays, which may not accurately predict the safety and efficacy of our product candidates in humans. Additionally, we and third parties may have limited preclinical and clinical data, and a more limited understanding generally, with respect to certain indications, such as autoimmune diseases, and we cannot predict the extent to which the safety and efficacy of a product candidate may vary across indications. We may encounter significant challenges creating appropriate models and assays for evaluating the safety, purity, and efficacy of our product candidates and may not be able to provide sufficient data or other evidence, to the satisfaction of regulatory authorities, that certain unexpected results observed in preclinical and clinical testing of our product candidates are not indicative of the potential safety issues of such product candidates. In addition, we may use manufacturing reagents and materials across various programs and initiatives. Certain reagents and materials may be novel and have unknown or unanticipated effects, including with respect to a product candidate’s safety, efficacy, or manufacturability. Any unanticipated or adverse effects related or attributed to such reagents or materials could affect all the programs and initiatives in which they are used, and result in delays and harm our ability to timely and successfully progress our product candidates through preclinical and clinical development.

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

We currently rely, and expect we will continue to rely, on CDMOs to manufacture our product candidates for clinical trials. For any manufacturing facility we may develop, it may take us longer to establish and operationalize such facility than we originally anticipated, which could delay our ability to begin manufacturing certain of our product candidates internally, extend the period of time during which we must solely rely on CDMOs for the manufacture of such product candidates, and delay our clinical development timelines.

In order to begin manufacturing activities at any manufacturing facility that we may operate, we may be required to transfer manufacturing processes and know-how for certain of our product candidates from our other facilities or our CDMOs to such facility. To date, we and our CDMOs have limited experience in the technology transfer of manufacturing processes. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to any facility we may operate may require utilization of new or different processes to meet our facility requirements. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We will not know with certainty whether all relevant know-how and data have been adequately incorporated into the manufacturing process being conducted at our facilities until the completion of studies and evaluations intended to demonstrate the comparability of material previously produced by our CDMOs with that generated by our facilities. Similar risks and considerations apply to the initial technology transfer from us to our CDMOs for manufacturing of preclinical and clinical supply, as well as between CDMOs in the event we are required to switch to a new CDMO.

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

In addition, such legal and regulatory requirements may change over time, including in a manner that could cause us to incur delays or additional expense in order to comply. For example, the regulatory landscape related to clinical trials in the European Union (EU) continues to evolve. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike the EU Clinical Trials Directive, which required a separate clinical trial application (CTA) to be submitted to both the competent national health authority and an independent ethics committee in each EU member state in which the clinical trial will be conducted, the CTR provides for a centralized process via the Clinical Trials Information System (CTIS). The CTR allows sponsors for multi-center trials to make a single submission and obtain authorizations in multiple jurisdictions. The system routes information to all concerned member states at once, and member states then coordinate their review of the dossier in a joint assessment, with a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Typically, one country is appointed rapporteur (lead assessor) with others as co-rapporteurs, producing a single assessment report for all and a harmonized decision. Once the CTA is approved, clinical studies may proceed. Following a three-year transition period, effective January 31, 2025, any trials approved under the Clinical Trials Directive that continue running must comply with the CTR, and their sponsors must enter information regarding the trials in the CTIS. Compliance with the CTR requirements by us and our service providers, such as CROs, may impact our development plans. For example, because the CTR requires coordination of application review and processing across multiple member states, our ability to commence clinical trials in accordance with our timelines could be delayed. Further, the United Kingdom (UK) withdrew from the EU in 2020, and uncertainty remains as to whether and to what extent certain UK laws and regulations will be aligned with those of the EU, including the CTR, which does not apply in the UK. Local requirements in the UK and the EU have diverged and may further diverge in the future, which could impact any UK clinical and development activities we may conduct. For example, significant updates to the UK clinical trials regulations came into force in April 2026. In addition, clinical trial submissions in the UK must be separate from those submitted to EU member states, adding further complexity, cost, and potential risk to any clinical and development activity in the UK.

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
•
challenges related to the delivery, handling, and administration of product candidates at clinical trial sites;
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

In addition, the complexity and novelty of certain product candidates, the clinical trial design, and the indications for which such product candidates are being developed, as well as the combination of these factors, could negatively affect our ability to successfully execute and complete clinical trials of such product candidates in accordance with our timelines. For example, clinical trials of our product candidates may require specialized procedures, processes, or testing, which could be complex to implement and introduce variability across clinical trial sites. In addition, clinical trials involving certain indications, such as autoimmune diseases, may require the involvement and alignment of medical professionals across various specialties. Additionally, we may evaluate certain of our product candidates in multiple indications and across a broad range of diseases in a single clinical trial. Because these diseases can vary significantly, doing so may introduce additional complexities and challenges with executing our clinical trials, any of which could increase the time and expense required to commence and complete the applicable trial. Further, to the extent we develop our product candidates for multiple indications, the occurrence of any potential safety issues or significant side effects with respect to a particular indication or study could negatively affect the development of such product candidate in all indications. In addition, we cannot guarantee that any positive safety or other results we observe in a certain indication will also be observed in any other indication. We and third parties involved in our clinical trials may not have sufficient resources to adequately address such complexities in accordance with our timelines or at all. If we experience delays in completing, or are required to terminate, any clinical trial of our product candidates, the commercial prospects of the relevant product candidates will be harmed, and our ability to generate product revenues from these product candidates, if at all, will be delayed. In addition, any delays in completing or inability to complete our clinical trials will increase our costs and delay or jeopardize our ability to obtain regulatory approval for the relevant product candidate, commence product sales, and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates, which may impair our ability to commercialize our product candidates and harm our business and results of operations.

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

Clinical trials of our product candidates or product candidates developed using our technologies (including those conducted by third parties, such as in the case of ISTs) may not demonstrate that such product candidates or technologies have efficacy and safety profiles necessary to support further development and regulatory approval. Safety or efficacy results for a particular clinical trial, or between different clinical trials of the same product candidate, can vary significantly due to numerous factors, including differences in the size and type of the patient populations, variety of patients and disease types within a trial, changes in, adherence to, and the level of consistency in the conduct of clinical trial protocols and trial procedures, and the rate of dropout among clinical trial participants. If the results of clinical trials are inconclusive with respect to the efficacy of our product candidates or those developed using our technologies, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates or technologies, we may experience delays in obtaining marketing approval, or we may not obtain approval at all. Additionally, any safety concerns observed in any clinical trial of one of our product candidates, or those developed using our technologies, in our targeted indications could limit the prospects for regulatory approval of such product candidate in those and other indications or the prospects of other product candidates we may develop that are perceived to have the potential for similar safety concerns.

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

Any adverse developments affecting manufacturing, including logistics, operations for any of our product candidates, including those for which we may obtain regulatory approval, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other supply interruptions that could negatively impact the conduct of our clinical trials or our ability to successfully commercialize any product candidates for which we may obtain regulatory approval. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications as a result of defects or storage over an extended period of time, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Any such issues would harm our ability to timely and successfully complete clinical trials and obtain regulatory approval of our product candidates, which could have a significant negative impact on our business, operations, and prospects.

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

We rely, and expect to continue to rely, on third parties, including service providers such as CROs, independent clinical investigators, clinical trial sites, and logistics providers, among others, to properly and timely execute or support our preclinical studies and clinical trials and related activities, and to monitor and manage data for our ongoing preclinical and clinical programs, and we have relied to a greater extent on such outsourced activities following our November 2024 workforce reduction. However, we are only able to control certain aspects of the activities of these third parties to the extent set forth under our contracts with these third parties, and we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards and rules, and our reliance on these third parties does not relieve us of these obligations. With respect to any of our product candidates that may enter clinical development, we and our CROs and other service providers, as well as our clinical trial sites, including principal investigators, are required, and we rely on them, to comply with good clinical practices (GCP) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce GCPs through periodic inspections of clinical trial sponsors and clinical trial sites, including principal investigators. If we or any of our CROs or other service providers, or any clinical trial sites or principal investigators involved in our trials, fail to comply with applicable GCPs, the clinical data generated from these clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP. In addition, to the extent third parties executing or otherwise supporting our clinical trials, including CROs and clinical trial sites, including principal investigators, fail to conduct such clinical trials in accordance with GCP, fail to timely and successfully enroll and administer our product candidates to patients in our clinical trials, or experience significant delays or other challenges in the execution of our trials, including delays in achieving full enrollment or clinical trial data collection and analysis, we may experience program delays, incur additional costs, or both, which may harm our business. Our clinical trials must also be conducted using product produced in compliance with cGMP regulations, and our failure to do so may require us to repeat clinical trials, which would delay the regulatory approval process for the relevant product candidate.

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

We have entered into, and we expect to enter into in the future, license and other agreements pursuant to which we may obtain access to or acquire intellectual property rights and technologies. These license and acquisition agreements impose, and we expect that future license and acquisition agreements will impose, various diligence, milestone, royalty, and other payment, and other obligations on us. If we fail to comply with our obligations under these agreements, we may be required to pay damages, and the licensor or other party may have the right to terminate the agreement. Any termination of these agreements could result in the loss of significant rights and could harm our ability to develop or advance one of our cell engineering platforms, or develop, manufacture, or commercialize one of our product candidates. See the subsection titled “Business— Key Intellectual Property Agreements” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 3, 2026 (2025 Annual Report) for additional information regarding these key agreements.

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

If we are unable to obtain or maintain necessary third-party intellectual property rights, we may be required to expend considerable time and resources to develop or license replacement technology. For example, our programs may rely upon technologies or product candidates that require the use of additional proprietary rights held by third parties. Furthermore, other pharmaceutical companies and academic institutions may have filed or may plan to file patent applications potentially relevant to our business. In order to work effectively and efficiently, or for other reasons, our product candidates may also require specific formulations, reagents, materials, components, or other technology, which may be covered by intellectual property rights held by others. In order to avoid infringing third-party patents, we may be required to license technology from these third parties to further develop or commercialize our product candidates. We may be unable to acquire or in-license third-party intellectual property rights that we identify as necessary or important to our business operations, including composition, method of use, method of making, or other intellectual property rights required to make, use, or sell our product candidates. Such licenses or other rights may not be available at a reasonable cost or on reasonable terms, or at all. As a result, we may need to cease use of the compositions or methods covered by such third-party intellectual property rights and be unable to develop or commercialize the affected product candidates, which would harm our business. In addition, we may need to seek to develop alternative approaches that do not infringe on such intellectual property rights, which may entail additional costs and lead to delays in development. In certain cases, it may not be feasible for us to develop such alternatives, which would harm our ability to continue development of the affected product candidates. Even if we are able to obtain a license to such intellectual property rights, any such license may be non-exclusive, which may allow our competitors to access to the same technologies licensed to us.

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

Patents have limited terms, and in many jurisdictions worldwide, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent’s term is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Given the significant amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Further, any delays in our clinical trials could reduce the period of time during which we could market our product candidates under patent protection. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic therapies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of April 2026 have terms expected to expire on dates ranging from 2029 to 2042, subject to any patent term extensions that may be available. If patents are issued on our patent applications pending as of April 2026, the resulting patents are projected to expire on dates ranging from 2033 to 2047. In addition, although upon issuance in the United States a patent’s term can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution or by failing to timely file a request for patent term adjustment (PTA). A patent term extension based on regulatory delay may also be available in the United States and in certain other foreign jurisdictions. However, in the United States, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension in the United States does not extend to the full scope of the patent’s claims, but instead only as to the scope of the product as approved. The laws governing analogous patent term extensions in foreign jurisdictions vary widely and many differ from the process in the United States. Additionally, we may not receive a patent term extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. If we are unable to obtain a patent term extension for any particular patent, or the term of any such extension is less than we request, the period during which we will have the right to exclude others from using the patent rights will be shortened. Our competitors may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch a biosimilar product earlier than might otherwise be the case, which could reduce our revenue, possibly materially. In general, if we do not have sufficient patent term to protect our technologies and product candidates, our business and results of operations will be adversely affected.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other activities we may engage in relating to our product candidates are subject to extensive regulation. In the United States, marketing approval of biologics requires the submission of a BLA to, and approval of such BLA by, the FDA, before a party can market any product candidate in the United States. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing, and controls. Outside the United States, many comparable foreign regulatory authorities employ similar approval processes. Any issues encountered by such regulatory authorities, including as a result of any prolonged government shutdown, could delay or otherwise negatively impact the development and commercialization of our product candidates. For example, changes in leadership, closures of government agencies, loss of key personnel, and staffing shortages, furloughs, lapses in government appropriations or funding, or other disruptions could increase the time required for interactions with regulatory authorities, including with respect to the review, acceptance, or approval of regulatory applications or other correspondence or submissions related to our product candidates, as well as our patent or other intellectual property applications, and could also result in delays in the interpretation and implementation of important laws and regulations relevant to our business. In addition, there is uncertainty regarding how the FDA and other government agencies may evolve in the coming years, as well as with respect to the regulatory approval process for biopharmaceutical products. For example, in January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation” called for at least ten existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. There have also been numerous developments at the FDA under the current government administration, including implementation of a GenAI tool, referred to as Elsa, across all centers at the FDA, announcement of a plan to phase out animal testing for certain drugs, and the announcement of a new Commissioner’s National Priority Voucher (CNPV) pilot program to accelerate the development and review of products that are aligned with United States national health priorities and interests. The FDA has also increased its scrutiny of certain foreign parties, including drug manufacturing facilities and other contractors involved in clinical trials, in particular with respect to the transfer of Americans’ biological materials and genetic and other sensitive data to parties located in China. We cannot fully predict how developments such as those described above, including any future developments, will impact our business.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted, including aggregate reductions of Medicare payments to providers through 2032. In addition, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business.

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

Further, there have been a number of, and there may in the future be, other policy, legislative, and regulatory proposals aimed at changing the pharmaceutical industry. The United States government, state legislatures, and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage, drug importation programs and proposals, and requirements for substitution of generic products for branded prescription drugs. For example, the current government administration has introduced various measures to address prescription drug pricing and access, including through issuance of an executive order aiming to establish a “most-favored-nation” drug pricing policy that would tie United States drug prices to the prices paid for drugs in other countries, which has prompted and may lead to additional government and industry action in furtherance this policy, including agreements between the government and major pharmaceutical companies designed to bring American drug prices in line with the lowest price paid by other developed nations and the potential rollout of direct-to-consumer drug purchasing programs and platforms. In particular, the current administration has directed the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directed the United States Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In addition, in November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected could have a material adverse effect on our industry and our business generally, including by harming our ability to set adequate pricing for new drugs to recover research and development costs, our ability to attract potential investors and potential buyers in the future, or the pricing of any of our approved products in the United States or in foreign countries, and discouraging the commercialization of products outside of the United States. The timing and extent of implementation of any of the measures described above is uncertain and we cannot fully predict their impact on our product candidates and our business. However, the adoption of these and any other government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our product candidates from coverage, limit payments for pharmaceuticals, and impact healthcare systems and drug markets in the United States and abroad.

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

Moreover, currently enacted legislation may not be renewed once it expires, which may make it more difficult for us to obtain regulatory approval for and commercialize our product candidates. For example, the Prescription Drug User Fee Act (PDUFA) was enacted by Congress in 1992 to allow the FDA to collect fees from parties that produce certain human drug and biological products. Among other things, the fees collected under PDUFA provide for the timely review of regulatory submissions, such as BLAs. PDUFA has been renewed multiple times since its enactment, including at the end of September 2022, which has allowed the FDA to continue collecting prescription drug user fees. However, there is no guarantee that the most recent renewal will continue without modification or that future renewals will occur in a timely manner, if at all, including, for example, due to recent and potential future government administration actions and policy changes. In addition, there may be amendments to PDUFA that could significantly affect how regulatory submissions are reviewed, and we cannot predict the extent of such amendments and how they will affect our business. For example, the FDA has proposed certain changes to the PDUFA fee structure designed to incentivize clinical development in the United States, which, if implemented, could increase our costs with respect to any programs for which we conduct development outside of the United States. If PDUFA is not renewed or its renewal is delayed, or if PDUFA is amended in certain ways, the FDA’s ability to review any regulatory submissions and related correspondence for our product candidates may be materially adversely impacted, which could negatively impact our development timelines and ability to obtain regulatory approval of our product candidates.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, in particular China, with respect to trade policies, including sanctions, treaties, tariffs, taxes, regulatory requirements, and other limitations on cross-border operations, including due to government administration policy changes that have occurred or may occur in the future. The United States government has and continues to make significant additional changes in United States trade policy and may continue to take future actions that could negatively impact United States trade. For example, the United States government has indicated its intent to modify United States trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. In addition, since February 2025, the United States has implemented, and in certain cases, increased, tariffs on a wide array of foreign products from almost all trading partners. For example, in April 2025, the United States Department of Commerce (Department of Commerce) initiated an investigation related to imports of pharmaceuticals and pharmaceutical ingredients, and their derivative products, under Section 232 of the Trade Expansion Act of 1962 (Section 232), the results of which led to the announcement in April 2026 of a new tariff of up to 100% on certain patented and branded pharmaceuticals and associated pharmaceutical ingredients, effective in the second half of 2026. The administration continues to implement new, reinstated, or adjusted tariffs on a broad array of items, and we expect that this practice may continue. For example, the Department of Commerce has initiated additional Section 232 investigations into national security risks associated with the import of certain additional commodities, and the Office of the United States Trade Representative has initiated investigations under Section 301 of the Trade Act of 1974 into the trade policies and actions of certain United States trading partners, including China and the EU. The findings of these investigations, or future investigations under these or other authorities, could eventually support the imposition of additional tariffs. Between February 2025 and February 2026, the administration imposed “reciprocal” and “fentanyl-related” tariffs on imports of certain items and from various trading partners, citing authorities provided for in the International Emergency Economic Powers Act (IEEPA). Following a Supreme Court ruling in February 2026 determining that these tariff actions were unauthorized, the government rescinded the IEEPA tariffs, but subsequently implemented a global “temporary import surcharge” on many of the same imports under authorities provided for in Section 122 of the Trade Act of 1974. The extent and duration of any tariffs, the uncertainty around their implementation and the timing thereof, and the resulting impact on general economic conditions and on our business are uncertain and will depend on various factors, such as negotiations between the United States and other countries, the response of such countries, exemptions or exclusions that may be granted, and the availability and cost of alternative sources of supply of materials and other items that we or third parties we work with may import from affected countries. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what interactions, including products or services, may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any such actions by the United States government, including implementation or the threat of new tariffs, export controls, legislation, or regulations, if existing trade agreements are renegotiated, if the United States or other governments take retaliatory trade actions, or if any other similar changes occur, or if any of our interactions with parties affected by any such actions or changes become more costly or are limited or no longer possible, our business, liquidity, financial condition, or results of operations could be materially and adversely affected.

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

As of March 31, 2026, we had $101.1 million in cash, cash equivalents, and marketable securities. As described elsewhere in this Quarterly Report, due to our recurring operating losses and negative cash flows from operations, management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report, raising substantial doubt as to our ability to continue as a going concern. Accordingly, we will need to raise additional funding in order to execute on our current business plans and strategy. As described elsewhere in these Risk Factors, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all, and the terms of any financing may adversely affect our stockholders. Moreover, we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates, and the issuance of additional securities, whether equity, traditional debt, or other debt-like arrangements, by us, or the possibility of such issuance, may cause the market price of our shares to decline. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, proceeds from equity or debt financings, including our at-the-market offering facility (the ATM facility), as described elsewhere in this Quarterly Report, and any future financings, and milestone, royalty, and other payments received under any future licenses, collaborations, or other arrangements. Additional capital may not be available on terms that are reasonable or acceptable to us, if at all. If we raise additional capital through the sale of equity or debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. In addition, any such issuance, or the possibility of such issuance, may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock, and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or acquiring, selling, or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business. Equity financing, if available, may include restrictions on our use of proceeds. For example, as described elsewhere in this Quarterly Report, pursuant to our stock purchase agreement with Mayo Clinic, we agreed to use the net proceeds from the sale of shares of our common stock under the agreement for the development of products upon which an affiliate of Mayo Clinic has the right to receive royalties pursuant to a collaboration and license agreement between us and such affiliate (the License Agreement), including SC451 and certain genetically modified stem-cell derived islet cell products, as set forth in the License Agreement. We may experience similar or more onerous restrictions on use of proceeds in future financings.

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

We have a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through several equity financings. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $47.2 million and $49.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1.9 billion, which includes cumulative non-cash charges related to the revaluation of our success payment liabilities and contingent consideration of $14.5 million and $83.2 million, respectively. Our losses have resulted principally from expenses incurred for the research and development of our ex vivo and in vivo cell engineering platforms, management and administrative costs, and other expenses incurred while building our business infrastructure.

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

We agreed to make success payments, payable in cash, pursuant to our license agreement with Harvard and contingent consideration and success payments, payable in cash or stock, pursuant to our acquisition agreement with Cobalt. Pursuant to the terms of our license agreement with Harvard, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of March 31, 2026, a Harvard Success Payment had not been triggered. See Note 5, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more details on the various per share common stock values that trigger a Harvard Success Payment.

Pursuant to the terms of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain pre-defined development milestones and a success payment (Cobalt Success Payment) of $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment is payable if, at pre-determined valuation measurement dates, our market capitalization equals or exceeds $8.1 billion, and we are advancing a program based on the fusogen technology in a clinical trial pursuant to an IND, or have filed for, or received approval for, a BLA or new drug application for a product based on the fusogen technology. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. A valuation measurement date would be triggered upon a change of control if at least one of our programs based on the fusogen technology is the subject of an active research program at the time of such change of control. If there is a change of control and our market capitalization is below $8.1 billion as of the date of the change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of March 31, 2026, a Cobalt Success Payment had not been triggered. See Note 4, Acquisitions to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration if there is a change of control based on various thresholds for our market capitalization on such change of control date.

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

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our balance sheets. Under United States generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development-related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment liabilities and contingent consideration may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements. For example, as of March 31, 2026 and December 31, 2025, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was $16.9 million and $19.2 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $134.5 million and $123.7 million, respectively.

For the three months ended March 31, 2026, we recorded gains of $1.8 million and $0.5 million, respectively, related to the aggregate change in the estimated fair value of the Cobalt Success Payment and Harvard Success Payment liabilities. For the three months ended March 31, 2026, we recorded an expense of $10.7 million related to the change in the estimated fair value of the Cobalt Contingent Consideration. We have incurred net losses since our inception and expect to continue to incur net losses for the foreseeable future. It is possible that future fluctuations in the price of our common stock and market capitalization and the resulting change in the estimated fair value of our success payment liabilities could lead us to record net income in a future period despite us incurring operating losses and negative cash flows during such period. Alternatively, significant stock appreciation during a future period could lead to a significant increase in our recorded GAAP net loss.

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

In addition, our potential future collaborators may decide to market and sell products that compete with the product candidates that are the subject of our collaboration, which could have a material adverse effect on our future business, financial condition, and results of operations. As described elsewhere in these Risk Factors and in the subsection titled “Business—Competition” in our 2025 Annual Report, we currently and in the future will compete with third parties in the development and commercialization of our product candidates.

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

As of March 31, 2026, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, beneficially owned, in the aggregate, approximately 52.7% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interests.

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

We expect that we will need significant additional capital in the future to support our planned operations, including conducting clinical trials, manufacturing, and other research and development activities, commercializing any product candidates for which we may obtain regulatory approval, and continuing to operate as a public company. To raise capital, we have sold and may in the future sell shares of our common stock, warrants, convertible securities, or other securities in one or more transactions at prices and in a manner we determine from time to time, including shares of common stock in the ATM facility and shares of common stock and pre-funded warrants in our August 2025 and February 2024 underwritten public offerings, as described elsewhere in this Quarterly Report. In the future, we may issue additional securities, including shares of common stock or other equity or debt securities convertible into common stock, in connection with the ATM facility, a financing, acquisition, employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders, cause the price of our common stock to decline, and result in new investors gaining rights, preferences, and privileges senior to the holders of our common stock.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, indicate an intention to sell, or there is a perception in the market that they intend to sell, a large number of shares of our common stock, the trading price of our common stock could decline. As of March 31, 2026, 269.8 million shares of our common stock were outstanding, which excludes shares of common stock issued upon exercise of outstanding equity awards, in each case, after March 31, 2026, and 43.8% of such shares were beneficially owned by holders of 5% or more of our common stock. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, applicable lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (Securities Act). If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

The market price of our common stock has fluctuated since our initial public offering (IPO) and may continue in the future to be volatile. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, as described elsewhere in this Quarterly Report, the pending litigation captioned In re Sana Biotechnology, Inc., Securities Litigation, No. 2:25-cv-00512-BJR, involves claims asserted against the defendants under Section 10(b) of the Exchange Act, including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act (the Securities Lawsuit). The defendants intend to vigorously defend themselves in the Securities Lawsuit, but there can be no assurances as to the outcome. This litigation, and any other future litigation that may be instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition.

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

We assess and prioritize our programs on an ongoing basis based on various factors, including internal and external opportunities and constraints, which may result in our decision to advance certain programs ahead or instead of others. Given the volatility in our stock price and the increased difficulty in accessing global credit markets and raising capital due to the market and economic conditions described above, we have adjusted our pipeline prioritization strategy and resource allocation in order to focus on the development of a limited number of programs that we believe have higher probabilities of success compared to other programs in our portfolio. In particular, we have or may in the future gate investment in our programs, with future investment dependent on our achievement of certain milestones. Even if our programs achieve the required milestones, development and potential commercialization of our product candidates may be delayed, which could materially harm our competitive position. Further, in order to manage resource constraints and extend our cash runway, we may be required to further adjust our pipeline prioritization strategy and resource allocation, including based on limited data. As a result, we may be required to delay or halt the development of potentially promising programs to focus our resources on a more limited number of programs that we believe have a higher probability of success. For example, as described elsewhere in this Quarterly Report, in November 2025, we conducted a portfolio prioritization to prioritize future development of our SC451 and SG293 programs and suspended development of our allogeneic cell therapy CAR T programs. Such decisions have, and in the future would, reduce the breadth and diversity of our portfolio and investments therein, potentially limit the long-term growth of our pipeline, and increase the risk and extent of the negative impact on our business if such programs are not successful.

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

By disclosing information in the periodic filings required of a public company, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. For example, as described elsewhere in this Quarterly Report, the Securities Lawsuit involves asserted class action claims against the defendants pursuant to Section 10(b) of the Exchange Act, including Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants pursuant to Section 20(a) of the Exchange Act. If these or any other claims are successful, our business could be seriously harmed. Even when such claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended March 31, 2026.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 9, 2021).

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252061), filed with the SEC on January 28, 2021).

4.3	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 8, 2024).

4.4	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on August 7, 2025).

10.1#

Offer Letter by and between the Company and Brian Piper, dated as of January 27, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 17, 2026).

10.2#	Non-Employee Director Compensation Program (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-39941), filed with the SEC on March 3, 2026).

10.3

Amended and Restated Sales Agreement by and between the Company and TD Securities (USA) LLC, dated as of March 3, 2026 (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on March 3, 2026).

10.4

Stock Purchase Agreement by and between the Company and Mayo Clinic, dated as of April 10, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-39941), filed with the SEC on April 13, 2026).

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

SANA BIOTECHNOLOGY, INC.

Date: May 11, 2026	By:	/s/ Steven D. Harr, M.D.
Steven D. Harr, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Brian Piper
Brian Piper
Executive Vice President, Chief Financial Officer (Principal Financial Officer)