Form 10-Q
period 2026-06-30
Sana Biotechnology, Inc.
filed 2026-08-10
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 299,360,637 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sana Biotechnology, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$57,073	$71,870
Marketable securities	103,417	66,512
Restricted cash	4,195	4,195
Prepaid expenses and other current assets	5,944	6,099
Total current assets	170,629	148,676
Property and equipment, net	25,164	26,906
Operating lease right-of-use assets	35,355	38,313
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	552	3,173
TOTAL ASSETS	$431,522	$416,890
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,359	$1,669
Accrued compensation	8,842	13,240
Accrued expenses and other current liabilities	8,232	8,679
Operating lease liabilities	14,507	14,938
Contingent consideration	90,812	40,200
Total current liabilities	123,752	78,726
Operating lease liabilities, net of current portion	59,232	63,924
Contingent consideration, net of current portion	60,013	83,518
Success payment liabilities	24,477	19,238
Other non-current liabilities	9,480	10,600
Total liabilities	276,954	256,006
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value; 750,000 shares authorized; 299,306 and 266,732 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	30	27
Additional paid-in capital	2,114,465	2,009,845
Accumulated other comprehensive income (loss)	(66)	28
Accumulated deficit	(1,959,861)	(1,849,016)
Total stockholders' equity	154,568	160,884
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$431,522	$416,890

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$30,729	$29,761	$59,448	$66,950
Research and development related success payments and contingent consideration	23,913	10,262	32,346	12,219
General and administrative	10,778	10,341	22,240	21,825
Impairment of long-lived assets	-	44,611	-	44,611
Total operating expenses	65,420	94,975	114,034	145,605
Loss from operations	(65,420)	(94,975)	(114,034)	(145,605)
Interest income, net	1,129	577	2,080	1,569
Other income, net	656	598	1,109	847
Net loss	$(63,635)	$(93,800)	$(110,845)	$(143,189)
Net loss per common share – basic and diluted	$(0.22)	$(0.39)	$(0.39)	$(0.60)
Weighted-average number of common shares – basic and diluted	295,667	238,409	286,314	237,996

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(63,635)	$(93,800)	$(110,845)	$(143,189)
Other comprehensive loss:
Unrealized loss on marketable securities, net	(64)	-	(94)	(14)
Total comprehensive loss	$(63,699)	$(93,800)	$(110,939)	$(143,203)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2025	266,732	$27	$2,009,845	$28	$(1,849,016)	$160,884
Fees incurred related to common stock financings	-	-	(125)	-	-	(125)
Exercise of pre-funded warrants	2,192	-	-	-	-	-
Vesting of restricted stock	864	-	-	-	-	-
Exercise of stock options	29	-	59	-	-	59
Stock-based compensation expense	-	-	5,662	-	-	5,662
Unrealized loss on marketable securities, net	-	-	-	(30)	-	(30)
Net loss	-	-	-	-	(47,210)	(47,210)
Balance as of March 31, 2026	269,817	$27	$2,015,441	$(2)	$(1,896,226)	$119,240
Issuance of common stock, net of issuance costs of $1,252	29,115	3	89,749	-	-	89,752
Issuance of common stock allocated to stock purchase option	-	-	3,688	-	-	3,688
Vesting of restricted stock	230	-	-	-	-	-
Exercise of stock options	29	-	59	-	-	59
Issuance of common stock related to employee stock purchase plan	115	-	186	-	-	186
Stock-based compensation expense	-	-	5,342	-	-	5,342
Unrealized loss on marketable securities, net	-	-	-	(64)	-	(64)
Net loss	-	-	-	-	(63,635)	(63,635)
Balance as of June 30, 2026	299,306	$30	$2,114,465	$(66)	$(1,959,861)	$154,568

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2024	223,923	$22	$1,855,318	$14	$(1,604,850)	$250,504
Fees incurred related to common stock financings	-	-	(171)	-	-	(171)
Vesting of restricted stock	960	-	-	-	-	-
Exercise of stock options	580	1	1,126	-	-	1,127
Stock-based compensation expense	-	-	7,022	-	-	7,022
Unrealized loss on marketable securities, net	-	-	-	(14)	-	(14)
Net loss	-	-	-	-	(49,389)	(49,389)
Balance as of March 31, 2025	225,463	$23	$1,863,295	$-	$(1,654,239)	$209,079
Issuance of common stock from at the market offering, net of issuance costs of $174	170	-	315	-	-	315
Exercise of pre-funded warrants	4,445	-	-	-	-	-
Vesting of restricted stock	203	-	-	-	-	-
Exercise of stock options	102	-	148	-	-	148
Issuance of common stock related to employee stock purchase plan	127	-	185	-	-	185
Stock-based compensation expense	-	-	6,629	-	-	6,629
Net loss	-	-	-	-	(93,800)	(93,800)
Balance as of June 30, 2025	230,510	$23	$1,870,572	$-	$(1,748,039)	$122,556

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(110,845)	$(143,189)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,625	6,506
Stock-based compensation expense	11,004	13,651
Change in the estimated fair value of contingent consideration	27,107	8,164
Change in the estimated fair value of success payment liabilities	5,239	4,055
Non-cash expense for operating lease right-of-use assets	2,958	4,463
Impairment of long-lived assets	-	44,611
Other non-cash items, net	(4,871)	(5,794)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,923	740
Operating lease right-of-use assets and liabilities	(940)	(81)
Accounts payable	(397)	(2,999)
Accrued expenses and other liabilities	(5,972)	(11,885)
Net cash used in operating activities	(70,169)	(81,758)
INVESTING ACTIVITIES:
Purchases of marketable securities	(107,260)	(1,682)
Proceeds from maturities of marketable securities	70,816	25,354
Purchases of property and equipment	(1,909)	(24)
Proceeds from disposal of assets	271	635
Net cash provided by (used in) investing activities	(38,082)	24,283
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and exercise of stock options	304	1,460
Proceeds related to common stock financings, net	89,646	254
Proceeds from issuance of common stock allocated to stock purchase option	3,688	-
Principal payments, net for tenant improvement loan	(184)	(171)
Net cash provided by financing activities	93,454	1,543
Net decrease in cash, cash equivalents, and restricted cash	(14,797)	(55,932)
Cash, cash equivalents, and restricted cash at beginning of period	76,065	131,398
Cash, cash equivalents, and restricted cash at end of period	$61,268	$75,466
SUPPLEMENTAL CASH FLOW INFORMATION:
Operating lease right-of-use assets obtained in exchange for lease obligations	$2,056	$-
Cash received for tenant improvement allowances	$-	$891
Derecognition of operating lease right-of-use assets for lease modification	$-	$(2,724)

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

Liquidity and capital resources

The Company is subject to a number of risks and uncertainties similar to other biotechnology companies in the development stage, including, but not limited to, those related to the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, building its manufacturing capabilities, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, the need to protect the Company’s intellectual property and proprietary technologies, and the need to attract and retain key scientific and management personnel. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. Until such time that the Company can generate significant revenue from product sales, if ever, it expects to finance its operations with the proceeds from additional equity or debt financings or capital obtained in connection with strategic collaborations or licensing or other arrangements. If additional financing is required, the Company may not be able to raise capital on terms acceptable to it or at all.

In April 2026, the Company entered into a stock purchase agreement (the SPA) with Mayo Clinic pursuant to which Mayo Clinic purchased 7.5 million shares (the Initial Shares) of the Company’s common stock at a price of $3.33 per share for gross proceeds of approximately $25.0 million, and may elect, on or prior to August 31, 2026, to purchase an additional 7.5 million shares (the Additional Shares) of the Company’s common stock at a price of $3.33 per share for additional gross proceeds of approximately $25.0 million. As of the filing of this Quarterly Report, Mayo Clinic has not elected to purchase the Additional Shares.

In March 2026, the Company entered into an amended and restated sales agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen), acting as sales agent, pursuant to which the Company may offer and sell through TD Cowen shares of the Company's common stock from time to time in a series of one or more at the market equity offerings, and filed a prospectus supplement with the Securities and Exchange Commission (SEC) pursuant to which it may offer and sell up to $150.0 million of shares of the Company's common stock pursuant to the Sales Agreement (collectively, the ATM facility). During the quarter ended June 30, 2026, the Company sold an aggregate of 21.6 million shares of common stock under the Sales Agreement for net proceeds of $68.6 million, after deducting commissions and expenses.

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

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of June 30, 2026, the Company had cash, cash equivalents, and marketable securities of $160.5 million, and an accumulated deficit of $2.0 billion, which includes cumulative non-cash charges related to the revaluation of success payment liabilities and contingent consideration of $22.1 million and $99.6 million, respectively. Management has determined that the Company’s current capital resources may not be sufficient to fund its planned operations for at least one year from the date of this Quarterly Report, and there is substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on, among other things, its ability to obtain additional funding and appropriately manage the amount of cash used to fund its operations. The Company plans to address this condition through equity or debt offerings or capital obtained in connection with strategic collaborations or licensing or other arrangements. If the Company is unable to obtain such financing, it may be required to pursue alternative sources of capital which may not be available to it on favorable terms, if at all, or significantly modify its operational plans by delaying, reducing the scope of, or ceasing some or all of its research and development programs, or pursue strategic alternatives.

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

Significant accounting policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are consistent with those discussed in Note 2 of the 2025 Annual Report.

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

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025 (1)	2026	2025 (1)
	(in thousands)		(in thousands)
Operating expenses:
Research, development, and laboratory	$10,591	$8,962	$20,649	$21,053
Facility costs	10,365	10,856	20,844	22,573
Support functions	6,911	6,901	14,179	15,070
Stock-based compensation	5,342	6,629	11,004	13,651
Technical operations and manufacturing	5,647	4,511	9,633	11,948
Other(2)	2,651	2,243	5,379	4,480
Research and development related success payments and contingent consideration	23,913	10,262	32,346	12,219
Impairment of long-lived assets	-	44,611	-	44,611
Total operating expenses	65,420	94,975	114,034	145,605
Loss from operations	(65,420)	(94,975)	(114,034)	(145,605)
Interest income, net	1,129	577	2,080	1,569
Other income, net	656	598	1,109	847
Net loss	$(63,635)	$(93,800)	$(110,845)	$(143,189)

(1) Certain amounts for the three and six months ended June 30, 2025 have been reclassified to conform to the presentation as of the three and six months ended June 30, 2026.

(2) Other includes licensing costs, consulting fees, insurance, and business taxes for the three and six months ended June 30, 2026 and 2025.

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

Pursuant to the terms and conditions in the Cobalt acquisition agreement, the Company is obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon the achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. The Cobalt Success Payment is payable if the Company’s market capitalization equals or exceeds $8.1 billion, and the Company is advancing a product based on the fusogen technology in a clinical trial pursuant to an investigational new drug application, or is in the process of filing or has filed, or received approval for, a biologics license application or new drug application for a product developed using the fusogen technology. The Cobalt Success Payment would alternatively be payable upon a change of control of the Company if at least one of the Company’s products based on the fusogen technology is the subject of an active research program at the time of such change of control. If the Company’s market capitalization is below $8.1 billion as of the date of a change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of June 30, 2026, the Cobalt Success Payment had not been triggered.

The following table sets forth various thresholds for the Company’s market capitalization as of the date of a change of control and the resulting potential Cobalt Success Payment and additional potential Cobalt Contingent Consideration:

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value, with changes in fair value recognized in research and development related success payments and contingent consideration. As of June 30, 2026 and December 31, 2025, the estimated fair value of the Cobalt Success Payment liability was $23.2 million and $17.9 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Success Payment, the Company recognized expenses of $7.2 million and $3.6 million for the three months ended June 30, 2026 and 2025, respectively, and expenses of $5.3 million and $3.7 million for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the estimated fair value of the Cobalt Contingent Consideration was $150.8 million, of which $90.8 million was recorded in short-term liabilities and $60.0 million was recorded in long-term liabilities. As of December 31, 2025, the estimated fair value of the Cobalt Contingent Consideration was $123.7 million, of which $40.2 million was recorded in short-term liabilities and $83.5 million was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, the Company recognized expenses of $16.4 million and $6.3 million for the three months ended June 30, 2026 and 2025, respectively, and expenses of $27.1 million and $8.2 million for the six months ended June 30, 2026 and 2025, respectively.

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

President and Fellows of Harvard College

In March 2019, the Company entered into an exclusive license agreement with the President and Fellows of Harvard College (Harvard) to access certain intellectual property for the development of hypoimmune-modified cells. Under the terms of the agreement, the Company paid to Harvard aggregate consideration of $12.0 million, comprising $9.0 million in common stock and $3.0 million in cash. Additionally, the Company may be required to pay to Harvard up to an aggregate of $175.0 million in success payments, payable in cash, based on increases in the fair value of the Company’s common stock (Harvard Success Payments). The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard would be credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of June 30, 2026, a Harvard Success Payment had not been triggered.

The following table summarizes the potential success payments and common stock price required for payment:

Multiple of Equity Value at Issuance	5x	10x	20x	30x	40x
Per share common stock price required for payment	$20.00	$40.00	$80.00	$120.00	$160.00
Success payment(s) (in millions)	$5.0	$15.0	$30.0	$50.0	$75.0

The Harvard Success Payment liabilities are carried at fair value, with the initial value and changes in fair value recognized in research and development related success payments and contingent consideration. As of June 30, 2026 and December 31, 2025, the estimated fair value of the Harvard Success Payment liability was $1.3 million and $1.4 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Harvard Success Payment liability, the Company recognized expenses of $0.4 million for each of the three months ended June 30, 2026 and 2025, respectively, and a gain of $0.1 million and an expense of $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

Mayo Clinic

In April 2026, the Company entered into the SPA with Mayo Clinic pursuant to which Mayo Clinic purchased the Initial Shares at a price of $3.33 per share for gross proceeds of approximately $25.0 million, and may elect, on or prior to August 31, 2026, to purchase the Additional Shares at a price of $3.33 per share for additional gross proceeds of approximately $25.0 million. As of the filing of this Quarterly Report, Mayo Clinic has not elected to purchase the Additional Shares.

In connection with the SPA, the Company entered into a collaboration and license agreement (the License Agreement) with an affiliate of Mayo Clinic pursuant to which the Company obtained a non-exclusive license to certain know-how and other intellectual property rights of such affiliate related to the Company’s SC451 program and related islet cell therapy technologies. In exchange, the Company is obligated to pay Mayo Clinic royalties on net sales of products covered by the License Agreement.

The Company evaluated the SPA and the License Agreement (together, the Transaction) as a combined arrangement as the agreements were negotiated and entered into concurrently, and the entry into the License Agreement was a condition to the parties’ obligations to purchase and sell the Initial Shares under the SPA. The gross proceeds from sale of the Initial Shares were representative of the fair value of the Transaction and accounted for as an equity issuance. The rights granted to the Company under the License Agreement did not result in the recognition of a separate intangible asset or in-process research and development expense at inception.

The Company determined that Mayo Clinic’s option to purchase the Additional Shares represents a freestanding equity-classified instrument. Accordingly, the gross proceeds from the sale of the Initial Shares were allocated between the Initial Shares and the option to purchase the Additional Shares based on their relative fair values. The Company allocated approximately $21.3 million to common stock and additional paid-in capital associated with the Initial Shares and approximately $3.7 million to additional paid-in capital associated with the option to purchase the Additional Shares.

6. Restricted cash

The Company maintains standby letters of credit that are collateralized with a bank account at a financial institution in accordance with certain lease agreements. The aggregate amount of such standby letters of credit was $4.2 million as of each of June 30, 2026 and December 31, 2025.

7. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		June 30, 2026
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$35,551	$-	$-	$35,551
U.S. government and agency securities	Level 2	15,041	-	-	15,041
Corporate debt securities	Level 2	3,306	-	(1)	3,305
Total cash equivalents		53,898	-	(1)	53,897
Short-term marketable securities:
U.S. government and agency securities	Level 2	78,814	-	(50)	78,764
Corporate debt securities	Level 2	24,668	1	(16)	24,653
Total short-term marketable securities		103,482	1	(66)	103,417
Total financial assets		$157,380	$1	$(67)	$157,314
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$90,812	$-	$-	$90,812
Total short-term financial liabilities		90,812	-	-	90,812
Long-term financial liabilities:
Contingent consideration	Level 3	60,013	-	-	60,013
Success payment liabilities	Level 3	24,477	-	-	24,477
Total long-term financial liabilities		84,490	-	-	84,490
Total financial liabilities		$175,302	$-	$-	$175,302

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$63,000	$-	$-	$63,000
U.S. government and agency securities	Level 2	6,528	-	-	6,528
Total cash equivalents		69,528	-	-	69,528
Short-term marketable securities:
U.S. government and agency securities	Level 2	65,082	29	-	65,111
Corporate debt securities	Level 2	1,402	-	(1)	1,401
Total short-term marketable securities		66,484	29	(1)	66,512
Total financial assets		$136,012	$29	$(1)	$136,040
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$40,200	$-	$-	$40,200
Total short-term financial liabilities		40,200	-	-	40,200
Long-term financial liabilities:
Contingent consideration	Level 3	83,518	-	-	83,518
Success payment liabilities	Level 3	19,238	-	-	19,238
Total long-term financial liabilities		102,756	-	-	102,756
Total financial liabilities		$142,956	$-	$-	$142,956

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

There were no available-for-sale debt securities in a material loss position as of June 30, 2026 and December 31, 2025. The Company determined that there was no material change in the credit risk of the investments during the three months ended June 30, 2026. As such, an allowance for credit losses has not been recognized. As of June 30, 2026, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of June 30, 2026, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of June 30, 2026 and December 31, 2025, the balance in accumulated other comprehensive income (loss) included net unrealized gains (losses) related to the Company’s available-for-sale debt securities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2025	$123,718	$17,875	$1,363
Changes in fair value – expense (gain)	10,745	(1,823)	(489)
Balance as of March 31, 2026	134,463	16,052	874
Changes in fair value – expense	16,362	7,167	384
Balance as of June 30, 2026	$150,825	$23,219	$1,258

Contingent consideration

The Company utilizes significant estimates and assumptions it believes would be made by a market participant in determining the estimated fair value of the Cobalt Contingent Consideration at each balance sheet date. The fair value of the Cobalt Contingent Consideration was determined by calculating the probability-weighted estimated value of the specified development milestone payments, which are payable in cash or stock, based on the assessment of the likelihood and estimated timing that the milestones would be achieved and the applicable discount rates. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions are obtained.

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	June 30, 2026		December 31, 2025
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	14.0% - 14.5%	14.2%	10.6% – 12.1%	11.6%
Probability of milestone achievement	1.0% - 80.0%	31.4%	1.0% – 60.0%	27.4%

The weighted-average unobservable inputs were calculated based on the relative value of the specified development milestones. The estimated fair value of the Cobalt Contingent Consideration may change significantly as development progresses and additional data are obtained, impacting the assumptions regarding probabilities of successful achievement of the milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. In evaluating the fair value assumptions, judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions, inputs, and/or different valuation techniques could result in materially different fair value estimates.

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

The fair values of the Cobalt Success Payments and Harvard Success Payments were calculated using the following unobservable inputs:

	June 30, 2026		December 31, 2025
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	90.0%	90.0%	77.5%	77.5%
Expected term (years)	12.6	4.7	13.1	5.2

8. Property and equipment, net

Property and equipment, net consists of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Laboratory equipment	$41,314	$38,462
Leasehold improvements	39,061	39,061
Computer equipment, software, and other	4,171	4,138
Total property and equipment, at cost	84,546	81,661
Less: Accumulated depreciation	(59,382)	(54,755)
Property and equipment, net	$25,164	$26,906

Depreciation expense was $2.2 million and $2.9 million for the three months ended June 30, 2026 and 2025, respectively, and $4.6 million and $6.5 million for the six months ended June 30, 2026 and 2025, respectively. In the second quarter of 2025, the Company recognized non-cash impairment losses related to construction in progress, laboratory equipment, and leasehold improvements for the Company's manufacturing facility in Bothell, Washington (the Bothell facility) and a portion of the Company's laboratory and office space in Seattle, Washington (the Seattle facility). Refer to Note 11, Impairment of long-lived assets for further information.

9. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Accrued compensation:
Accrued bonuses	$4,226	$8,834
Accrued paid time off	2,811	2,345
Accrued payroll	1,439	1,512
Other accrued compensation	366	549
Total accrued compensation	$8,842	$13,240
Accrued expenses and other current liabilities:
Accrued research and development services	$4,224	$5,379
Accrued professional fees	2,211	1,705
Other accrued current liabilities	1,797	1,595
Total accrued expenses and other current liabilities	$8,232	$8,679

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

In June 2022, the Company entered into a lease agreement for 79,565 square feet of office, laboratory, and manufacturing space located in Bothell, Washington. The initial term of the lease expires in February 2039, with the option to extend the lease for up to three additional five-year terms. The lease agreement also provides for up to $19.9 million for reimbursement of tenant improvements, as well as an additional $8.0 million loan for tenant improvements, available at the Company’s election (the Tenant Improvement Loan). The Company elected to receive the Tenant Improvement Loan in the second quarter of 2024 and is obligated to repay to the landlord monthly over the initial term of the lease with interest at a rate of 6.5% per year. As of June 30, 2026, $0.4 million was included in accrued expenses and other current liabilities and $6.8 million was included in other non-current liabilities. The Company is obligated to pay base rent of approximately $68.8 million over the initial term of the lease. In accordance with the lease agreement, the Company has obtained a letter of credit in the amount of $1.6 million.

In the second quarter of 2025, the Company recognized non-cash impairment losses for the operating lease right-of-use (ROU) asset, construction in progress, and laboratory equipment for the Bothell facility, and for the operating lease ROU assets, leasehold improvements, and laboratory equipment for the Seattle facility. The Company also recognized additional non-cash impairment losses for other long-lived assets. Refer to Note 11, Impairment of long-lived assets for further information.

The following table contains additional information related to the Company’s operating leases as of June 30, 2026:

Location	Use	Approximate Square Footage	Commencement Dates	Expiration Dates
Seattle, WA	Office/Laboratory	48,000	March 2019 to September 2020	December 2026 to April 2028
Cambridge, MA	Office/Laboratory	56,000	March 2019 to January 2020	February 2028 to June 2028
South San Francisco, CA	Office/Laboratory	99,000	December 2019 to April 2022	April 2030
Rochester, NY	Office/Laboratory	3,000	January 2022	January 2027
Bothell, WA	Office/Laboratory/Manufacturing	80,000	January 2023	January 2039

Throughout the term of each lease agreement, the Company is responsible for paying, in addition to base rent, certain operating costs, such as common area maintenance, taxes, utilities, and insurance. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

The following table summarizes the Company’s lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$4,462	$11,384	$8,914	$16,080
Short-term lease cost	624	918	1,339	1,981
Variable lease cost	2,227	2,169	4,376	3,995
Total lease cost	$7,313	$14,471	$14,629	$22,056

As of June 30, 2026, the weighted-average remaining lease term was 7.0 years, and the weighted-average incremental borrowing rate was 10.9%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year to the present value of the operating lease liabilities as of June 30, 2026 (in thousands):

2026 (remaining 6 months)	$11,274
2027	20,604
2028	15,949
2029	14,071
2030	7,758
2031 and thereafter	40,943
Total undiscounted lease payments	110,599
Less: imputed interest	(36,860)
Present value of operating lease liabilities	73,739
Less: current portion of operating lease liabilities	$(14,507)
Operating lease liabilities, net of current portion	$59,232

11. Impairment of long-lived assets

As a result of changes in business plans during the second quarter of 2025 and the Company's intention to pursue potential subleases for the Bothell facility and the Seattle facility, due in part to the Company’s decision to suspend further build-out of its internal manufacturing capabilities at the Bothell facility in the-near term due to increased availability of manufacturing capacity at third-party contract development and manufacturing organizations for cell and gene therapy products, as well as progress in understanding its near-term manufacturing needs, and other factors, the Company determined that a triggering event occurred and performed an impairment analysis during the second quarter of 2025. For the Bothell facility, the Company determined that the combined operating lease ROU asset and construction in progress were not fully recoverable as the carrying value exceeded the estimated fair value and recorded a non-cash impairment loss of $34.2 million in the second quarter of 2025 for this asset group. For the Seattle facility, the Company determined that the combined operating lease ROU asset and leasehold improvements were not fully recoverable as the carrying value exceeded the estimated fair value and recorded a non-cash impairment loss of $3.8 million for this asset group. In addition, in connection with the Bothell facility and the Seattle facility, the Company recognized non-cash impairment losses related to laboratory equipment of $3.8 million and $2.0 million, respectively. The Company also recognized an additional $0.8 million non-cash impairment loss for other long-lived assets. The losses were recorded in operating expenses in the statement of operations in the second quarter of 2025. There was no impairment of long-lived assets for the three and six months ended June 30, 2026.

12. Stockholders’ equity

In April 2026, the Company entered into the SPA with Mayo Clinic pursuant to which Mayo Clinic purchased the Initial Shares at a price of $3.33 per share for gross proceeds of approximately $25.0 million, and may elect, on or prior to August 31, 2026, to purchase the Additional Shares at a price of $3.33 per share for additional gross proceeds of approximately $25.0 million. The Company allocated approximately $21.3 million to common stock and additional paid-in capital associated with the Initial Shares and approximately $3.7 million to additional paid-in capital associated with the option to purchase the Additional Shares. Refer to Note 5, License and collaboration agreements for additional information.

In March 2026, the Company entered into the Sales Agreement with TD Cowen, acting as sales agent, and filed a prospectus supplement with the SEC, pursuant to which the Company may offer and sell through TD Cowen up to $150.0 million of shares of the Company’s common stock from time to time under the ATM facility. During the quarter ended June 30, 2026, the Company sold an aggregate of 21.6 million shares of common stock under the Sales Agreement for net proceeds of $68.6 million, after deducting commissions and expenses.

In August 2025, the Company completed an underwritten public offering pursuant to which it sold 24.3 million shares of its common stock, including 3.4 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 1.5 million shares of its common stock for net proceeds of approximately $80.6 million, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants have an exercise price of $0.0001 per share of common stock. As the pre-funded warrants are indexed to the Company’s common stock and otherwise meet the requirements to be classified in equity, the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on its consolidated balance sheet. The pre-funded warrants are exercisable at any time; however, the holders of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. During the three and six months ended June 30, 2026, no pre-funded warrants sold in this offering were exercised.

In February 2024, the Company completed an underwritten public offering pursuant to which it sold 21.8 million shares of its common stock, including 4.5 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of its common stock, for net proceeds of approximately $180.0 million, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants have an exercise price of $0.0001 per share of common stock. As the pre-funded warrants are indexed to the Company’s common stock and otherwise meet the requirements to be classified in equity, the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheet. The pre-funded warrants are exercisable at any time; however, the holders of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. During the six months ended June 30, 2026, 2.2 million pre-funded warrants sold in this offering were exercised.

13. Stock-based compensation

Equity incentive plans

In February 2021, the Company adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (2021 ESPP), both of which became effective on the completion of the Company’s initial public offering. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering period or on the purchase date. As of June 30, 2026, 40.5 million shares and 5.7 million shares were available for future issuance under the 2021 Plan and the 2021 ESPP, respectively.

Stock-based compensation expense

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Research and development	$3,152	$4,238	$6,261	$8,824
General and administrative	2,190	2,391	4,743	4,827
Total stock-based compensation expense	$5,342	$6,629	$11,004	$13,651

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of June 30, 2026 are as follows:

	Stock Options	RSUs
Unrecognized stock-based compensation expense (in thousands)	$30,999	$17,372
Weighted-average period costs expected to be recognized (in years)	2.5	2.8

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	22,942	$6.10	7.1	$11,384
Granted	6,315	3.42
Exercised	(58)	2.04
Forfeited/Cancelled	(771)	8.52
Outstanding as of June 30, 2026	28,428	$5.45	7.2	$7,657
Exercisable as of June 30, 2026	16,759	$6.40	5.9	$4,392

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Six Months Ended June 30,
Assumptions	2026	2025
Risk free interest rate	3.7% – 4.3%	4.1% – 4.4%
Expected volatility	77.5% – 85.0%	75.0%
Expected term (years)	5.50 – 6.25	5.43 – 6.50
Expected dividend	0%	0%

The following table summarizes additional information related to stock option activity:

	Six Months Ended June 30,
	2026	2025
Weighted average grant date fair value per share for options granted	$2.42	$1.79
Aggregate intrinsic value of stock options exercised (in thousands)	$107	$1,351

Restricted stock

A summary of the Company’s RSU activity is as follows:

	RSUs (in thousands)	RSUs Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2025	3,828	$5.09
Granted	2,235	3.45
Vested	(1,093)	5.22
Forfeited	(210)	4.28
Unvested as of June 30, 2026	4,760	$4.33

The fair value of RSUs that vested during the six months ended June 30, 2026 and 2025 was $3.6 million and $2.6 million, respectively.

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

The Company applies judgment in its determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of June 30, 2026 and December 31, 2025, the Company’s uncertain tax positions were immaterial.

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

The following securities were excluded from the computation of net loss per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Options to purchase common stock	28,428	25,012
Unvested RSUs	4,760	4,123
Total	33,188	29,135

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

•
Type 1 Diabetes: Almost ten million people suffer from type 1 diabetes (T1D) worldwide, and there has been limited progress in treatments for this disease since the advent of insulin injections over 100 years ago. We are developing SC451, a HIP-modified, stem cell-derived pancreatic islet cell therapy, for the treatment of T1D. The goal of this therapy is euglycemia, or normal blood glucose, without the need for exogenous insulin injections or immunosuppression. Through a first-in-human investigator-sponsored study (IST), we have shown that UP421, an allogeneic, primary islet cell therapy engineered with our HIP technology, can survive and function for 14 months post-transplant in a patient with T1D without the need for immunosuppression. We have incorporated this HIP technology into a more scalable manufacturing platform with SC451 and expect to file an investigational new drug application (IND) as well as begin a Phase 1/2 clinical trial for this therapy as early as this year.
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
o
SG293 is a CD8-targeted fusosome that delivers genetic material to CD8+ T cells, which enables these cells to become CD19-targeting CAR T cells while avoiding potentially problematic delivery to tissues such as the liver and gonads. We plan to develop SG293 in a range of B cell cancers and B cell mediated autoimmune diseases and expect to generate initial clinical data in patients with non-Hodgkin lymphoma as early as this year.

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

With respect to our ex vivo cell engineering efforts, in July 2026, The New England Journal of Medicine published a peer-reviewed Letter to the Editor highlighting 14-month follow-up data from the IST, which demonstrated in a patient the continued safety of the transplanted pancreatic beta cells, as well as continued survival and function of these cells as measured by the presence of circulating C-peptide, a biomarker indicating that transplanted beta cells are producing insulin. C-peptide levels also increased during a mixed meal tolerance test, showing appropriate function of the transplanted islet cells. We continue preclinical development of SC451, which is currently completing nonclinical testing, manufacturing transfer, and clinical trial preparation.

With respect to our in vivo cell engineering efforts, at the American Society of Gene & Cell Therapy (ASGCT) 2026 Annual Meeting in May 2026, we presented data from a preclinical study using a surrogate for SG293 that delivers a CD20 CAR capable of targeting non-human primate (NHP) B cells in cynomolgus macaques in the absence of lymphodepletion. A single intravenous injection of the SG293 surrogate to these NHPs resulted in robust in vivo generation of CAR T cells and deep B cell depletion in the peripheral blood and lymph nodes. The B cell depletion was further confirmed by lymph node biopsies showing clearance of B cells as well as by “reset” of the NHPs’ B cell repertoire toward naïve B cells. We believe that deep B cell depletion in this preclinical model is the most significant biomarker for potential efficacy in patients with B cell cancers and B cell mediated autoimmune diseases. Separately, in vitro studies using SG293 have shown selective gene delivery to CD8+ T cells with no detectable off-target transduction in tissues such as the liver and gonadal tissue, supporting the specificity of SG293. We are currently completing nonclinical testing, manufacturing transfer, and clinical trial preparation for SG293.

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

Our operations to date have included developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, conducting clinical trials of our product candidates, supporting clinical trials of product candidates developed using our technologies, acquiring technologies, staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. We have incurred net losses each year since our inception. Our net losses for the six months ended June 30, 2026 and 2025 were $110.8 million and $143.2 million, respectively. As of June 30, 2026, we had an accumulated deficit of $2.0 billion. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations.

In April 2026, we entered into a stock purchase agreement (SPA) with Mayo Clinic pursuant to which Mayo Clinic purchased 7.5 million shares (the Initial Shares) of our common stock at a price of $3.33 per share for gross proceeds of approximately $25.0 million, and may elect, on or prior to August 31, 2026, to purchase an additional 7.5 million shares (the Additional Shares) of our common stock at a price of $3.33 per share for additional gross proceeds of approximately $25.0 million. As of the filing of this Quarterly Report, Mayo Clinic has not elected to purchase the Additional Shares. Pursuant to the SPA, we agreed to use the net proceeds from the sale of the Initial Shares and, if applicable, the Additional Shares, for the development of products upon which an affiliate of Mayo Clinic has the right to receive royalties pursuant to a collaboration and license agreement, dated April 10, 2026, between us and such affiliate (the License Agreement), including SC451 and certain genetically modified stem-cell derived islet cell products, as set forth in the License Agreement.

In March 2026, we entered into an amended and restated sales agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen), acting as sales agent, pursuant to which we may offer and sell through TD Cowen shares of our common stock from time to time in a series of one or more at the market equity offerings, and filed a prospectus supplement with the SEC pursuant to which we may offer and sell up to $150.0 million of shares of our common stock pursuant to the Sales Agreement (collectively, the ATM facility). During the quarter ended June 30, 2026, we sold an aggregate of 21.6 million shares of common stock under the Sales Agreement for net proceeds of $68.6 million, after deducting commissions and expenses.

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

As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $160.5 million. We will need to raise additional capital within the next 12 months and in the future to fund our operations, including conducting clinical trials and the commercialization of any approved product candidates. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, proceeds from any future equity or debt financings, and milestone, royalty, and other payments received under any future licenses, collaborations, or other arrangements. Additional capital may not be available on terms that are reasonable or acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, our business, results of operations, and financial condition would be adversely affected.

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

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms and conditions of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment can become payable over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. The Cobalt Success Payment is payable if our market capitalization equals or exceeds $8.1 billion, and we are advancing a product based on the fusogen technology in a clinical trial pursuant to an IND, or are in the process of filing or have filed for, or received approval for, a biologics license application or new drug application for a product based on the fusogen technology. The Cobalt Success Payment would alternatively be payable upon a change of control if at least one of our products based on the fusogen technology is the subject of an active research program at the time of such change of control. If our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of June 30, 2026, the Cobalt Success Payment had not been triggered.

See Note 4, Acquisitions to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration based on various thresholds for our market capitalization on the date of a change of control. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” and “—Critical accounting policies and significant judgments and estimates—Contingent consideration” included in our 2025 Annual Report for more information on the accounting treatment of the Cobalt Success Payment and Cobalt Contingent Consideration.

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of June 30, 2026, a Harvard Success Payment had not been triggered.

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

Impairment of long-lived assets

Impairment of long-lived assets recorded in the second quarter of 2025 consist of non-cash losses recognized for the impairment of the right-of-use (ROU) asset, construction in progress, and laboratory equipment for our manufacturing facility in Bothell, Washington, and the ROU asset, leasehold improvements, and laboratory equipment for certain office and laboratory space in Seattle, Washington. We also recognized additional non-cash impairment losses for other long-lived assets in the second quarter of 2025. The losses were recorded in operating expenses in the statement of operations. Refer to Note 11, Impairment of long-lived assets for further information.

Results of operations

Comparison of the three and six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$30,729	$29,761	$968	$59,448	$66,950	$(7,502)
Research and development related success payments and contingent consideration	23,913	10,262	13,651	32,346	12,219	20,127
General and administrative	10,778	10,341	437	22,240	21,825	415
Impairment of long-lived assets	-	44,611	(44,611)	-	44,611	(44,611)
Total operating expenses	65,420	94,975	(29,555)	114,034	145,605	(31,571)
Loss from operations	(65,420)	(94,975)	29,555	(114,034)	(145,605)	31,571
Interest income, net	1,129	577	552	2,080	1,569	511
Other income, net	656	598	58	1,109	847	262
Net loss	$(63,635)	$(93,800)	$30,165	$(110,845)	$(143,189)	$32,344

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Research, development, and laboratory	$5,133	$2,737	$2,396
Third-party manufacturing	2,460	1,016	1,444
Personnel	11,797	13,958	(2,161)
Facility and other allocated costs	10,411	11,525	(1,114)
Other	928	525	403
Total research and development expense	$30,729	$29,761	$968

Research and development expenses were $30.7 million and $29.8 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $0.9 million was primarily due to:

•
an increase of $2.4 million in research, laboratory, and clinical development costs related to the SC451 and SG293 programs; and
•
an increase of $1.4 million in third-party manufacturing costs at CDMOs for SC451 and SG293.

These increases were partially offset by:

•
a decrease of $2.2 million in personnel-related expenses, including non-cash stock-based compensation, primarily due to lower research and development headcount; and
•
a decrease of $1.1 million in facility and other allocated costs primarily related to depreciation, allocated personnel, and other allocated costs.

The following table summarizes the components of our research and development expenses for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Personnel	$24,210	$31,109	$(6,899)
Facility and other allocated costs	20,794	24,011	(3,217)
Third-party manufacturing	3,182	3,983	(801)
Research, development, and laboratory	9,151	6,733	2,418
Other	2,111	1,114	997
Total research and development expense	$59,448	$66,950	$(7,502)

Research and development expenses were $59.4 million and $67.0 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $7.5 million was primarily due to:

•
a decrease of $6.9 million in personnel-related expenses, including non-cash stock-based compensation, primarily due to lower research and development headcount;
•
a decrease of $3.2 million in facility and other allocated costs primarily related to depreciation, allocated personnel, and other allocated costs; and
•
a decrease of $0.8 million in third-party manufacturing costs at CDMOs primarily related to costs incurred in the six months ended June 30, 2025 for the suspended allogeneic CAR T programs that did not recur in 2026, partially offset by an increase in third-party manufacturing at CDMOs for SC451 and SG293.

These decreases were partially offset by an increase of $2.4 million in cost for research, laboratory, and clinical development for SC451 and SG293.

Research and development related success payments and contingent consideration

The following table summarizes the expenses associated with research and development related success payments and contingent consideration for the periods presented:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Cobalt success payment	$7,167	$3,611	$3,556
Harvard success payments	384	351	33
Contingent consideration	16,362	6,300	10,062
Total research and development related success payments and contingent consideration	$23,913	$10,262	$13,651

The expense related to the change in the estimated fair value of our Cobalt Success Payment was $7.2 million for the three months ended June 30, 2026, compared to $3.6 million for the same period in 2025. The changes in value were primarily due to changes in our market capitalization during the relevant periods. The expense related to the change in the estimated fair value of our Harvard Success Payments was $0.4 million for each of the three months ended June 30, 2026 and 2025. The changes in value were primarily due to changes in our common stock price during the relevant periods. The expense related to the change in the estimated fair value of our Cobalt Contingent Consideration was $16.4 million for the three months ended June 30, 2026 compared to $6.3 million for the same period in 2025. The changes in value were due primarily to changes in the timing and probability of the achievement of milestones during the relevant periods.

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Cobalt success payment	$5,344	$3,716	$1,628
Harvard success payments	(105)	339	(444)
Contingent consideration	27,107	8,164	18,943
Total research and development related success payments and contingent consideration	$32,346	$12,219	$20,127

The expense related to the change in the estimated fair value of our Cobalt Success Payment was $5.3 million for the six months ended June 30, 2026, compared to $3.7 million for the same period in 2025. The changes in value were primarily due to changes in our market capitalization during the relevant periods. The gain related to the change in the estimated fair value of our Harvard Success Payments was $0.1 million for the six months ended June 30, 2026, compared to an expense of $0.4 million for the same period in 2025. The changes in value were primarily due to changes in our common stock price during the relevant periods. The expense related to the change in the estimated fair value of our Cobalt Contingent Consideration was $27.1 million for the six months ended June 30, 2026 compared to $8.2 million for the same period in 2025. The changes in value were due primarily to changes in the timing and probability of the achievement of milestones during the relevant periods.

General and administrative expenses

General and administrative expenses were $10.8 million and $22.2 million for the three and six months ended June 30, 2026, respectively, compared to $10.3 million and $21.8 million for the same periods in 2025, respectively.

The increases for each of the three and six months ended June 30, 2026 and 2025 were primarily due to increases in facility and other allocated costs.

Impairment of long-lived assets

Impairment of long-lived assets was $44.6 million for the three and six months ended June 30, 2025. There was no impairment of long-lived assets for the three and six months ended June 30, 2026. See Note 11, Impairment of long-lived assets to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

Interest income, net

Interest income, net, was $1.1 million and $2.1 million for the three and six months ended June 30, 2026, respectively, compared to $0.6 million and $1.6 million for the same periods in 2025, respectively, and consisted primarily of interest earned on our cash and marketable securities balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of June 30, 2026, we had $160.5 million in cash, cash equivalents, and marketable securities. Since inception through June 30, 2026, we have raised an aggregate of approximately $1.8 billion in net proceeds from sales of our equity securities.

In April 2026, we entered into the SPA with Mayo Clinic pursuant to which Mayo Clinic purchased the Initial Shares at a price of $3.33 per share for gross proceeds of approximately $25.0 million, and may elect, on or prior to August 31, 2026, to purchase the Additional Shares at a price of $3.33 per share for additional gross proceeds of approximately $25.0 million. As of the filing of this Quarterly Report, Mayo Clinic has not elected to purchase the Additional Shares. Pursuant to the SPA, we agreed to use the net proceeds from the sale of the Initial Shares and, if applicable, the Additional Shares, for the development of products upon which an affiliate of Mayo Clinic has the right to receive royalties pursuant to the License Agreement, including SC451 and certain genetically modified stem-cell derived islet cell products, as set forth in the License Agreement.

In March 2026, we entered into the Sales Agreement with TD Cowen, acting as sales agent, and filed a prospectus supplement with the SEC, pursuant to which we may offer and sell up to $150.0 million of shares of our common stock from time to time under the ATM facility. During the quarter ended June 30, 2026, we sold an aggregate of 21.6 million shares of common stock under the Sales Agreement for net proceeds of $68.6 million, after deducting commissions and expenses.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(70,169)	$(81,758)
Investing activities	(38,082)	24,283
Financing activities	93,454	1,543
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(14,797)	$(55,932)

Operating activities

During the six months ended June 30, 2026, net cash used in operating activities was $70.2 million, consisting primarily of net loss of $110.8 million and the change in net operating assets and liabilities of $5.4 million, offset by non-cash adjustments of $46.0 million. The non-cash adjustments of $46.0 million consisted of expenses of $27.1 million and $5.2 million for revaluation of our contingent consideration and success payment liabilities, respectively, $11.0 million of non-cash stock-based compensation, and depreciation expense of $4.6 million, partially offset by other non-cash adjustments of $1.9 million.

During the six months ended June 30, 2025, net cash used in operating activities was $81.8 million, consisting primarily of net loss of $143.2 million and the change in net operating assets and liabilities of $14.2 million, offset by non-cash adjustments of $75.6 million. The non-cash adjustments of $75.6 million consisted of $44.6 million for impairment of long-lived assets, $13.7 million of non-cash stock-based compensation, expenses of $8.2 million and $4.1 million for the revaluation of our contingent consideration and success payment liabilities, respectively, and depreciation expense of $6.5 million, partially offset by other non-cash adjustments of $1.5 million.

Investing activities

Cash used in investing activities was $38.1 million during the six months ended June 30, 2026, and cash provided by investing activities was $24.3 million during the six months ended June 30, 2025. For the six months ended June 30, 2026, this consisted primarily of net purchases and maturities of marketable securities of $36.5 million and net purchases of property and equipment of $1.6 million. For the six months ended June 30, 2025, this consisted of net purchases and maturities of marketable securities of $23.7 million and net sales of property and equipment of $0.6 million.

Financing activities

During the six months ended June 30, 2026 and 2025, cash provided by financing activities was $93.5 million and $1.5 million, respectively, and consisted primarily of net proceeds from issuance of common stock.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of June 30, 2026:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations(1)	$21,512	$33,317	$17,103	$38,667	$110,599

(1) Management is continuing to evaluate options to optimize its real estate footprint, which includes the potential amendment of a facility lease to reduce square footage. If finalized, we expect that this amendment would reduce each of our operating lease ROU assets and long-term lease liabilities by approximately $12.0 million and result in a one-time fee of approximately $3.8 million within the current fiscal year.

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of June 30, 2026 are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones or royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 included in our 2025 Annual Report for more information about these payment obligations.

We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock, pursuant to the terms and conditions in the Cobalt acquisition agreement, and up to an aggregate of $175.0 million in success payments to Harvard, payable in cash. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” included in our 2025 Annual Report and Note 4, Acquisitions and Note 5, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on the success payments. As of June 30, 2026, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain, and therefore any related payments are not included in the table above.

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

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, and are consistent with those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates” included in our 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our common stock price.

Interest rate risk

As of June 30, 2026, we had cash, cash equivalents, and restricted cash of $61.3 million, which consisted of bank deposits and money market funds, and also had marketable securities of $103.4 million. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. As of June 30, 2026, we had no debt outstanding that is subject to interest rate variability.

Market capitalization and common stock price sensitivity

We agreed to make a success payment to Cobalt based on our market capitalization payable in cash or stock, and success payments to Harvard based on increases in the per share fair market value of our common stock, payable in cash.

As of June 30, 2026, the estimated aggregate fair value of the success payment liabilities was $24.5 million. For the three and six months ended June 30, 2026, we recorded expenses of $7.6 million and $5.2 million, respectively, related to the aggregate change in the estimated fair value of our success payment liabilities.

Changes in our market capitalization and the fair value of our common stock as of each balance sheet date may have a relatively large change in the estimated valuation of the success payment liabilities and resulting expense or gain. For example, for the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization as of June 30, 2026 from $1.0 billion to $1.3 billion would have increased the expense recorded in the three months ended June 30, 2026 by $6.1 million to $13.3 million. A hypothetical 20% decrease in our market capitalization from $1.0 billion to $0.8 billion would have decreased the expense recorded in the three months ended June 30, 2026 by $5.5 million to $1.7 million. For the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price as of June 30, 2026 from $3.49 per share to $4.19 per share would have increased the expense recorded in the three months ended June 30, 2026 by $0.4 million to $0.8 million. A hypothetical 20% decrease in the common stock price from $3.49 per share to $2.79 per share would have decreased the expense recorded in the three months ended June 30, 2026 by $0.4 million to an immaterial gain.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 21, 2025, a purported stockholder filed a putative class action complaint in the United States District Court for the Western District of Washington against the company and its current and former executives, Steven D. Harr, M.D., and Nathan Hardy, now captioned In re Sana Biotechnology, Inc., Securities Litigation, No. 2:25-cv-00512-BJR, alleging that the defendants made false and misleading statements concerning the company's business, operations, and prospects (the Action). On June 2, 2025, the court appointed Shane Honey and Jonatan Koskinen as co-lead plaintiffs (Lead Plaintiffs) and their respective choices of lead counsel as co-lead counsel in the Action. On August 15, 2025, the Lead Plaintiffs filed an amended complaint to serve as the operative complaint in the Action (the Complaint), which asserts claims against all defendants pursuant to Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants pursuant to Section 20(a) of the Exchange Act. The Complaint alleges, among other things, that the defendants made false and misleading public statements and omissions regarding the development of SC291, which was our HIP-modified CD19-directed allogeneic CAR T cell product candidate, for the treatment of B-cell cancers, as well as our finances, operations, and business prospects. The Complaint purports to assert class action claims on behalf of all persons and entities that purchased or otherwise acquired our securities between January 9, 2024 and November 4, 2024 and seeks unspecified damages. On October 14, 2025, the defendants filed a motion to dismiss the Complaint (Motion to Dismiss). On December 15, 2025, the Lead Plaintiffs filed their opposition to the Motion to Dismiss, and on January 29, 2026, the defendants filed their reply in support of the Motion to Dismiss. In addition, on December 29, 2025, the Lead Plaintiffs filed a motion for leave to amend the Complaint (Motion to Amend). On January 20, 2026, the defendants filed their opposition to the Motion to Amend, and on February 3, 2026, the Lead Plaintiffs filed their reply in support of the Motion to Amend. On May 21, 2026, the Court granted the Motion to Amend and dismissed the Motion to Dismiss as moot, and on May 26, 2026, the Lead Plaintiffs filed a second amended complaint. On May 27, 2026, the parties submitted a stipulated motion and request to stay the proceeding for a period of 90 days, which the Court granted on May 28, 2026. The parties are required to submit a joint status report by September 9, 2026. The defendants intend to vigorously defend themselves in the Action. However, there can be no assurances as to the outcome.

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

Given the novelty of our technologies, we intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates. However, due to a lack of experience with similar therapeutics or delivery methods, the regulatory pathway with the FDA and comparable foreign regulatory authorities may be more complex, time-consuming, and unpredictable relative to more well-known therapeutics. For example, even if we obtain human data to support continued evaluation and approval of our product candidates, the FDA or comparable foreign regulatory authorities may lack experience in evaluating the safety and efficacy of therapeutics similar to our product candidates or may scrutinize such data more closely than data generated from more established types of biological products. In addition, given that there are no approved PSC-derived cell therapy products on the market in the United States, and only a limited number of such products on the market outside of the United States, the FDA and comparable foreign regulatory authorities may not have established consistent standards by which to evaluate the safety of such products, and any such standards that they do establish may subsequently change. Moreover, the FDA remains focused on potential safety issues associated with gene and cell therapy products, and as the number of new gene and cell therapy product candidates submitted for FDA review has increased in recent years, the number of clinical holds imposed by the FDA has also increased. For example, the FDA has placed clinical holds on certain product candidates pending further evaluation of genomic abnormalities detected in as few as a single patient following administration of such product candidates. We cannot be certain that the FDA or comparable foreign regulatory authorities will determine that the potential safety risks associated with our product candidates outweigh the potential therapeutic benefits in each indication for which we develop our products, and that they will allow us to commence clinical trials of such product candidates in a timely manner, or at all, or to continue such clinical trials in accordance with our timelines or at all after they have commenced. If we become subject to a clinical hold with respect to any of our product candidates due to a potential safety issue, we cannot guarantee that we will be able to provide the applicable regulatory authority with sufficient data or other evidence regarding the safety profile of such product candidate such that we will be able to commence or resume clinical development of such product candidates in a timely manner or at all. Any such event could delay clinical development of such product candidate, including in other indications, or our other product candidates, increase our expected development costs, increase the length of the regulatory review process, and delay or prevent commercialization of our product candidates. In addition, the evaluation process for our product candidates will take time and resources and may require independent third-party analyses, and our product candidates may ultimately not be accepted or approved by the FDA or comparable foreign regulatory authorities. As such, even if we are successful in building a pipeline of product candidates from our ex vivo and in vivo cell engineering platforms, we cannot be certain that such efforts will lead to the development of approvable or marketable products, either alone or in combination with other therapies.

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

Additionally, the use of stem cells generally, and ESCs, in particular, has social, legal, and ethical implications. Certain political and religious groups continue to voice opposition to the use of human stem cells in drug research, development, and manufacturing. Adverse publicity due to ethical and social controversies surrounding the use of stem cells could lead to negative public opinion, difficulties enrolling patients in our clinical trials, increased regulation, and stricter policies regarding the use of such cells, which could harm our business and may limit market acceptance of any of our product candidates that may receive regulatory approval. In addition, clinical experience with stem cells, including iPSCs and ESCs, is limited. We are aware of only a limited number of products utilizing iPSCs or ESCs as a starting material that have received marketing approval from the FDA or a comparable foreign regulatory authority. Therefore, patients in our clinical trials may experience unexpected side effects, and we may experience unexpected regulatory delays prior to or, if approval were to be granted, after regulatory approval.

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

Patents have limited terms, and in many jurisdictions worldwide, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent’s term is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Given the significant amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Further, any delays in our clinical trials could reduce the period of time during which we could market our product candidates under patent protection. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic therapies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of July 2026 have terms expected to expire on dates ranging from 2029 to 2042, subject to any patent term extensions that may be available. If patents are issued on our patent applications pending as of July 2026, the resulting patents are projected to expire on dates ranging from 2033 to 2047. In addition, although upon issuance in the United States a patent’s term can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution or by failing to timely file a request for patent term adjustment (PTA). A patent term extension based on regulatory delay may also be available in the United States and in certain other foreign jurisdictions. However, in the United States, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension in the United States does not extend to the full scope of the patent’s claims, but instead only as to the scope of the product as approved. The laws governing analogous patent term extensions in foreign jurisdictions vary widely and many differ from the process in the United States. Additionally, we may not receive a patent term extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. If we are unable to obtain a patent term extension for any particular patent, or the term of any such extension is less than we request, the period during which we will have the right to exclude others from using the patent rights will be shortened. Our competitors may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch a biosimilar product earlier than might otherwise be the case, which could reduce our revenue, possibly materially. In general, if we do not have sufficient patent term to protect our technologies and product candidates, our business and results of operations will be adversely affected.

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

The security of our network, systems, and information, including data, may also be subject to threats involving misuse by our current or former employees or third parties involved in our operations, including service providers, contractors, vendors, or partners, whether intentional or unintentional. For example, we are subject to the risk that employees may inadvertently share confidential information with unintended third parties, or that departing employees may take, or create their own information based on, our confidential information upon leaving the company. In addition, any such insiders may be the victims of social engineering attacks that enable unauthorized third parties to access our network, systems, and information using an authorized person’s credentials, and such attacks may be more likely to succeed or cause more significant harm when conducted using AI Technologies, including those that can identify and exploit security vulnerabilities. We and our network, systems, and information are also vulnerable to malicious acts by insiders, including leaking, modifying, or deleting confidential information, or performing other acts that could materially interfere with our operations and business. Although we provide regular training to our employees regarding cybersecurity threats and best practices, we cannot ensure that such training or other efforts will prevent unauthorized access to or sabotage of our network, systems, and information.

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

We currently and in the future will need to maintain and protect our trademarks and trade names to ensure, among other things, name recognition by potential partners and, if our products receive regulatory approval, customers in our markets of interest. We may not be able to protect our rights in our current or future trademarks and trade names or may be forced to stop using these trademarks or trade names, including as a result of such trademarks and trade names being challenged, infringed, circumvented, or declared generic or descriptive, or being determined to infringe on other marks. In any such case, we may no longer be able to enforce or use our rights in these trademarks and trade names. During trademark registration proceedings, our applications may be rejected by the USPTO or comparable foreign agencies. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in many comparable foreign agencies, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and trade names to collaborators or to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these guidelines or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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

Furthermore, the patent position of companies in the biopharmaceutical industry is particularly uncertain. Various courts, including the United States Supreme Court, have rendered decisions that could negatively affect the actual or perceived value of patents, such as recent federal district and appellate court rulings that have narrowed the scope of patent protection available in certain circumstances, weakened the rights of patent owners in certain situations, and in certain cases invalidated patents entirely. For example, in its 2023 decision in Amgen v. Sanofi, the United States Supreme Court held that a functionally-claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal Circuit’s 2023 decision in In re: Cellect, LLC, which considered the interaction of PTAs, terminal disclaimers, and obvious-type double patenting, may negatively affect the patent term of any issued patents that rely on any PTA. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts, the USPTO, and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the United States Supreme Court held that certain claims to naturally occurring substances are not patentable. Although we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by Congress, the federal courts, the USPTO, or the relevant law-making bodies in other countries may impact the value of our patents. For example, the Inflation Reduction Act (IRA) authorizes the Secretary of the Department of Health and Human Services (HHS) to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain whether and to what extent it will affect our longer-term patent strategy or our business. Additionally, in July 2025, the FDA announced its intent to increase transparency by publicly releasing complete response letters (CRLs) issued to drug and biologic sponsors, and subsequently announced it would release in “real time” newly issued CRLs. In July 2026, the FDA further announced its intent to issue a proposed rule to clarify and expand the FDA’s discretion with respect to the public release of CRLs. CRLs, which are issued when a BLA or New Drug Application cannot be accepted in its current form, outline the reasons for non-approval and may contain confidential or proprietary information relating to the applicant’s product, including clinical trial, manufacturing, and technical information, including specific observations about study design and clinical endpoints. Although the FDA has stated that confidential information will be redacted, it remains unclear how such disclosures will be implemented. Any public release of a CRL issued to us could result in the unintentional disclosure of information that competitors may use to infer proprietary aspects of our or our licensor’s technologies, which could compromise our confidential and proprietary information, including our trade secrets and know-how, or facilitate third-party efforts to design around or challenge the validity, enforceability, or scope of our patents, or accelerate the development of biosimilars. If we are required to modify or limit the information shared with the FDA to mitigate such risks, it could increase our costs, slow our regulatory interactions, or delay our product approval timelines. Accordingly, evolving laws, regulations, and policies in the United States and other countries may adversely affect our and our licensors’ ability to obtain new patents or to enforce existing patents and may facilitate third-party challenges to any of our owned or licensed patents.

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

The ability of the FDA to review and approve new products may be affected by a variety of factors, including government budget and funding levels, changes in federal agency leadership, statutory, regulatory, and other governmental changes, including government administration policy actions, such as those relating to hiring and return-to-office and reduction-in-force initiatives, the FDA’s ability to hire and retain key personnel, including personnel with the expertise necessary to evaluate product candidates such as ours, and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years. Moreover, these and other factors have increased the uncertainties associated with interpreting the FDA’s guidance and predicting its areas of focus and responses to various issues. In addition, government funding of the FDA and other government agencies, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable and could lead to changes in agency funding that make it more difficult or costly to operate our business. For example, the United States government has, and may in the future, take actions that could impact the extent to which NIH grantees can receive funds for indirect costs associated with research activities, and we cannot predict how and the extent to which any such actions may impact our business. Disruptions at the FDA and other agencies, such as staffing changes that have occurred and may occur in the future, may also extend the time necessary for new biologics or modifications to licensed biologics to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown, a lapse in government appropriations or funding, or other disruption occurs, or if global health concerns, staffing shortages, budget restrictions, or other factors such as those described above prevent the FDA or comparable foreign regulatory authorities from conducting their normal operations, such as regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions. Such factors could also harm the ability of other government agencies with which we interact in the normal course of business to carry out their core functions. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

Most significantly, on August 16, 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA created the Medicare Drug Price Negotiation Program, which requires, beginning in 2026, manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates, first due in 2023, under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and, effective in 2025, replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue and update guidance as these programs are implemented. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected ten high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. In June 2026, CMS issued a proposed rule that would codify policies established in guidance documents for the Medicare Drug Price Negotiation Program for initial price applicability year 2029 and beyond. CMS plans to release guidance to implement policies related to the effectuation of the maximum fair pricing for the Medicare Drug Price Negotiation Program for 2028. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of the IRA and ongoing and future legislative, executive, judicial, and administrative actions and any healthcare measures and agency rules on the pharmaceutical industry generally, and on our business specifically, is uncertain. If we obtain regulatory approval for any of our product candidates, the IRA could substantially and negatively impact the prices we may charge for such products, which could harm our ability to generate revenue and achieve and sustain profitability.

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

Further, there have been a number of, and there may in the future be, other policy, legislative, and regulatory proposals aimed at changing the pharmaceutical industry. The United States government, state legislatures, and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage, drug importation programs and proposals, and requirements for substitution of generic products for branded prescription drugs. For example, the current government administration has introduced various measures to address prescription drug pricing and access, including through issuance of an executive order aiming to establish a “most-favored-nation” drug pricing policy that would tie United States drug prices to the prices paid for drugs in other countries, which has prompted and may lead to additional government and industry action in furtherance this policy, including agreements between the government and major pharmaceutical companies designed to bring American drug prices in line with the lowest price paid by other developed nations and the potential rollout of direct-to-consumer drug purchasing programs and platforms. In particular, the current administration has directed the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directed the United States Trade Representative (USTR) and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In addition, in November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected could have a material adverse effect on our industry and our business generally, including by harming our ability to set adequate pricing for new drugs to recover research and development costs, our ability to attract potential investors and potential buyers in the future, or the pricing of any of our approved products in the United States or in foreign countries, and discouraging the commercialization of products outside of the United States. The timing and extent of implementation of any of the measures described above is uncertain and we cannot fully predict their impact on our product candidates and our business. However, the adoption of these and any other government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our product candidates from coverage, limit payments for pharmaceuticals, and impact healthcare systems and drug markets in the United States and abroad.

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

Certain materials we may use in our therapeutic research and development efforts, as well as stem cell lines used as starting material in our ex vivo cell engineering product candidates, are derived from human sources, which may contain sensitive identifiable personal information regarding the donor. In addition, we or our partners or vendors may maintain or otherwise have access to sensitive identifiable personal information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who may enroll in our patient assistance programs, if any. We may become subject to further obligations under HIPAA as a result of our access to such information. In addition, the HIPAA Standards for Privacy of Individually Identifiable Health Information (Privacy Rule) and the Security Standards for the Protection of Electronic Protected Health Information under HIPAA and HITECH are the subjects of final and proposed rule amendments, respectively. Additionally, many provisions of the final amendments to the Privacy Rule were vacated by a federal court in June 2025, and an appeal of that ruling was subsequently dismissed. We may be required to modify our policies and practices to address these and other updates to the rules implementing HIPAA and HITECH.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, in particular China, with respect to trade policies, including sanctions, treaties, tariffs, taxes, regulatory requirements, and other limitations on cross-border operations, including due to government administration policy changes that have occurred or may occur in the future. The United States government has and continues to make significant additional changes in United States trade policy and may continue to take future actions that could negatively impact United States trade. For example, the United States government has indicated its intent to modify United States trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. In addition, since February 2025, the United States has implemented, and in certain cases, increased, tariffs on a wide array of foreign products from almost all trading partners. For example, in April 2025, the United States Department of Commerce (Department of Commerce) initiated an investigation related to imports of pharmaceuticals and pharmaceutical ingredients, and their derivative products, under Section 232 of the Trade Expansion Act of 1962 (Section 232), the results of which led to the announcement in April 2026 of a new tariff of up to 100% on certain patented and branded pharmaceuticals and associated pharmaceutical ingredients, effective in the second half of 2026. The administration continues to implement new, reinstated, or adjusted tariffs on a broad array of items, and we expect that this practice may continue. For example, the Department of Commerce has initiated additional Section 232 investigations into national security risks associated with the import of certain additional commodities, the United States government has announced plans to implement additional Section 232 tariffs on the import of generic medicines beginning in August 2028, and the Office of the USTR has initiated investigations under Section 301 of the Trade Act of 1974 into the trade policies and actions of numerous United States trading partners. The findings of these investigations, or future investigations under these or other authorities, could eventually support the imposition of additional tariffs. Between February 2025 and February 2026, the administration imposed “reciprocal” and “fentanyl-related” tariffs on imports of certain items and from various trading partners, citing authorities provided for in the International Emergency Economic Powers Act (IEEPA). Following a Supreme Court ruling in February 2026 determining that these tariff actions were unauthorized, the government rescinded the IEEPA tariffs, and subsequently implemented a global “temporary import surcharge” on many of the same imports under authorities provided for in Section 122 of the Trade Act of 1974. Upon expiration of the temporary import surcharge in July 2026, the United States government implemented Section 301 tariffs on imported commodities from 60 United States trading partners, including China and the EU, pursuant to a USTR determination that these jurisdictions insufficiently impose or enforce forced labor bans. The extent and duration of any tariffs, the uncertainty around their implementation and the timing thereof, and the resulting impact on general economic conditions and on our business are uncertain and will depend on various factors, such as negotiations between the United States and other countries, the response of such countries, exemptions or exclusions that may be granted, and the availability and cost of alternative sources of supply of materials and other items that we or third parties we work with may import from affected countries. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what interactions, including products or services, may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any such actions by the United States government, including implementation or the threat of new tariffs, export controls, legislation, or regulations, if existing trade agreements are renegotiated, if the United States or other governments take retaliatory trade actions, or if any other similar changes occur, or if any of our interactions with parties affected by any such actions or changes become more costly or are limited or no longer possible, our business, liquidity, financial condition, or results of operations could be materially and adversely affected.

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

As of June 30, 2026, we had $160.5 million in cash, cash equivalents, and marketable securities. As described elsewhere in this Quarterly Report, due to our recurring operating losses and negative cash flows from operations, management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report, raising substantial doubt as to our ability to continue as a going concern. Accordingly, we will need to raise additional funding in order to execute on our current business plans and strategy. As described elsewhere in these Risk Factors, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all, and the terms of any financing may adversely affect our stockholders. Moreover, we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates, and the issuance of additional securities, whether equity, traditional debt, or other debt-like arrangements, by us, or the possibility of such issuance, may cause the market price of our shares to decline. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We have a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through several equity financings. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $110.8 million and $143.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $2.0 billion, which includes cumulative non-cash charges related to the revaluation of our success payment liabilities and contingent consideration of $22.1 million and $99.6 million, respectively. Our losses have resulted principally from expenses incurred for the research and development of our ex vivo and in vivo cell engineering platforms, management and administrative costs, and other expenses incurred while building our business infrastructure.

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

We agreed to make success payments, payable in cash, pursuant to our license agreement with Harvard and contingent consideration and a success payment, payable in cash or stock, pursuant to our acquisition agreement with Cobalt. Pursuant to the terms of our license agreement with Harvard, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of June 30, 2026, a Harvard Success Payment had not been triggered. See Note 5, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more details on the various per share common stock values that trigger a Harvard Success Payment.

Pursuant to the terms of the Cobalt acquisition agreement, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million upon our achievement of certain specified development milestones and a success payment (Cobalt Success Payment) of $500.0 million, each of which is payable in cash or stock. The Cobalt Success Payment can be achieved over a maximum of 20 years from the date of the acquisition, but this period could be shorter upon the occurrence of certain events. The Cobalt Success Payment is payable if our market capitalization equals or exceeds $8.1 billion, and we are advancing a product based on the fusogen technology in a clinical trial pursuant to an IND, or are in the process of filing or have filed for, or received approval for, a BLA or new drug application for a product based on the fusogen technology. The Cobalt Success Payment would alternatively be payable upon a change of control if at least one of our products based on the fusogen technology is the subject of an active research program at the time of such change of control. If our market capitalization is below $8.1 billion as of the date of such change of control, the amount of the potential Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase. As of June 30, 2026, the Cobalt Success Payment had not been triggered. See Note 4, Acquisitions to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details on the amount of the potential Cobalt Success Payment and potential Cobalt Contingent Consideration based on various thresholds for our market capitalization on the date of a change of control.

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

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our balance sheets. Under United States generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end, with changes in the estimated fair value recorded in research and development-related success payments and contingent consideration. Factors that may lead to increases or decreases in the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may lead to increases or decreases in the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing within which milestones may be achieved and the estimated discount rates. A small change in the inputs and related assumptions with respect to our success payment liabilities and contingent consideration may result in a relatively large change in the estimated valuation and associated liabilities and resulting expense or gain. As a result, our operating results, net losses, and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and year to year for reasons unrelated to our operations, which may reduce the usefulness of our GAAP financial statements. For example, as of June 30, 2026 and December 31, 2025, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was $24.5 million and $19.2 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $150.8 million and $123.7 million, respectively.

For the three months ended June 30, 2026, we recorded expenses of $7.2 million and $0.4 million, respectively, related to the aggregate change in the estimated fair value of the Cobalt Success Payment and Harvard Success Payment liabilities. For the three months ended June 30, 2026, we recorded an expense of $16.4 million related to the change in the estimated fair value of the Cobalt Contingent Consideration. We have incurred net losses since our inception and expect to continue to incur net losses for the foreseeable future. It is possible that future fluctuations in the price of our common stock and market capitalization and the resulting change in the estimated fair value of our success payment liabilities could lead us to record net income in a future period despite us incurring operating losses and negative cash flows during such period. Alternatively, significant stock appreciation during a future period could lead to a significant increase in our recorded GAAP net loss.

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

As of June 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, beneficially owned, in the aggregate, approximately 51.8% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interests.

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

We expect that we will need significant additional capital in the future to support our planned operations, including conducting clinical trials, manufacturing, and other research and development activities, commercializing any product candidates for which we may obtain regulatory approval, and continuing to operate as a public company. To raise capital, we have sold and may in the future sell shares of our common stock, warrants, convertible securities, or other securities in one or more transactions at prices and in a manner we determine from time to time, including shares of common stock in the ATM facility and shares of common stock and pre-funded warrants in our August 2025 and February 2024 underwritten public offerings, as described elsewhere in this Quarterly Report. In the future, we may issue additional securities, including shares of common stock or other equity or debt securities convertible into common stock, in connection with the ATM facility, a financing, an acquisition, including the Cobalt acquisition, an employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders, cause the price of our common stock to decline, and result in new investors gaining rights, preferences, and privileges senior to the holders of our common stock.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, indicate an intention to sell, or there is a perception in the market that they intend to sell, a large number of shares of our common stock, the trading price of our common stock could decline. As of June 30, 2026, 299.3 million shares of our common stock were outstanding, which excludes shares of common stock issued upon exercise of outstanding equity awards, in each case, after June 30, 2026, and 43.4% of such shares were beneficially owned by holders of 5% or more of our common stock. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, applicable lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (Securities Act). If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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
•
announcements made by us or our competitors about new product candidates and programs, success, setbacks, or other updates related to product candidates and programs that exist or are under development, strategic transactions and relationships, such as acquisitions, collaborations, and joint ventures, or capital commitments;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended June 30, 2026.

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

10.1

Stock Purchase Agreement by and between the Company and Mayo Clinic, dated as of April 10, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-39941), filed with the SEC on April 13, 2026).

10.2*†

Amendment No. 2 to Exclusive License Agreement between the Company and the Regents of the University of California, acting through its Office of Technology Management & Advancement, University of California San Francisco, dated as of May 1, 2026.

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

SANA BIOTECHNOLOGY, INC.

Date: August 10, 2026	By:	/s/ Steven D. Harr, M.D.
Steven D. Harr, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Brian Piper
Brian Piper
Executive Vice President, Chief Financial Officer (Principal Financial Officer)