Form 10-Q
period 2026-09-30
Sana Biotechnology, Inc.
filed 2026-11-05
CIK 1770121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 29, 2026, the registrant had 299,634,951 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sana Biotechnology, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	September 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$41,104	$71,870
Marketable securities	80,624	66,512
Restricted cash	3,761	4,195
Prepaid expenses and other current assets	6,823	6,099
Total current assets	132,312	148,676
Property and equipment, net	23,112	26,906
Operating lease right-of-use assets	20,330	38,313
Intangible asset	59,195	59,195
Goodwill	140,627	140,627
Other non-current assets	551	3,173
TOTAL ASSETS	$376,127	$416,890
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,949	$1,669
Accrued compensation	10,652	13,240
Accrued expenses and other current liabilities	8,316	8,679
Operating lease liabilities	13,316	14,938
Contingent consideration	40,647	40,200
Total current liabilities	74,880	78,726
Operating lease liabilities, net of current portion	40,524	63,924
Contingent consideration, net of current portion	54,710	83,518
Success payment liabilities	16,566	19,238
Other non-current liabilities	9,083	10,600
Total liabilities	195,763	256,006
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value; 750,000 shares authorized; 299,521 and 266,732 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	30	27
Additional paid-in capital	2,119,898	2,009,845
Accumulated other comprehensive income (loss)	(104)	28
Accumulated deficit	(1,939,460)	(1,849,016)
Total stockholders' equity	180,364	160,884
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$376,127	$416,890

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$33,930	$30,106	$93,378	$97,056
Research and development related success payments and contingent consideration	(63,379)	3,124	(31,033)	15,343
General and administrative	10,943	10,285	33,183	32,110
Impairment of long-lived assets	-	-	-	44,611
Total operating expenses	(18,506)	43,515	95,528	189,120
Income (loss) from operations	18,506	(43,515)	(95,528)	(189,120)
Interest income, net	1,219	1,003	3,299	2,572
Other income, net	676	360	1,785	1,207
Net income (loss)	$20,401	$(42,152)	$(90,444)	$(185,341)
Net income (loss) per common share – basic	$0.07	$(0.16)	$(0.31)	$(0.75)
Weighted-average number of common shares – basic	307,002	260,494	293,286	245,580
Net income (loss) per common share – diluted	$0.07	$(0.16)	$(0.31)	$(0.75)
Weighted-average number of common shares – diluted	308,790	260,494	293,286	245,580

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$20,401	$(42,152)	$(90,444)	$(185,341)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	(38)	21	(132)	7
Total comprehensive income (loss)	$20,363	$(42,131)	$(90,576)	$(185,334)

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2025	266,732	$27	$2,009,845	$28	$(1,849,016)	$160,884
Fees incurred related to issuance of common stock	-	-	(125)	-	-	(125)
Exercise of pre-funded warrants	2,192	-	-	-	-	-
Vesting of restricted stock	864	-	-	-	-	-
Exercise of stock options	29	-	59	-	-	59
Stock-based compensation expense	-	-	5,662	-	-	5,662
Unrealized loss on marketable securities, net	-	-	-	(30)	-	(30)
Net loss	-	-	-	-	(47,210)	(47,210)
Balance as of March 31, 2026	269,817	$27	$2,015,441	$(2)	$(1,896,226)	$119,240
Issuance of common stock, net of issuance costs of $1,252	29,115	3	89,749	-	-	89,752
Issuance of common stock allocated to stock purchase option	-	-	3,688	-	-	3,688
Vesting of restricted stock	230	-	-	-	-	-
Exercise of stock options	29	-	59	-	-	59
Issuance of common stock related to employee stock purchase plan	115	-	186	-	-	186
Stock-based compensation expense	-	-	5,342	-	-	5,342
Unrealized loss on marketable securities, net	-	-	-	(64)	-	(64)
Net loss	-	-	-	-	(63,635)	(63,635)
Balance as of June 30, 2026	299,306	$30	$2,114,465	$(66)	$(1,959,861)	$154,568
Fees incurred related to issuance of common stock	-	-	(9)	-	-	(9)
Vesting of restricted stock	156	-	-	-	-	-
Exercise of stock options	59	-	117	-	-	117
Stock-based compensation expense	-	-	5,325	-	-	5,325
Unrealized loss on marketable securities, net	-	-	-	(38)	-	(38)
Net income	-	-	-	-	20,401	20,401
Balance as of September 30, 2026	299,521	$30	$2,119,898	$(104)	$(1,939,460)	$180,364

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	223,923	$22	$1,855,318	$14	$(1,604,850)	$250,504
Fees incurred related to issuance of common stock	-	-	(171)	-	-	(171)
Vesting of restricted stock	960	-	-	-	-	-
Exercise of stock options	580	1	1,126	-	-	1,127
Stock-based compensation expense	-	-	7,022	-	-	7,022
Unrealized loss on marketable securities, net	-	-	-	(14)	-	(14)
Net loss	-	-	-	-	(49,389)	(49,389)
Balance as of March 31, 2025	225,463	$23	$1,863,295	$-	$(1,654,239)	$209,079
Issuance of common stock from at the market offering, net of issuance costs of $174	170	-	315	-	-	315
Exercise of pre-funded warrants	4,445	-	-	-	-	-
Vesting of restricted stock	203	-	-	-	-	-
Exercise of stock options	102	-	148	-	-	148
Issuance of common stock related to employee stock purchase plan	127	-	185	-	-	185
Stock-based compensation expense	-	-	6,629	-	-	6,629
Net loss	-	-	-	-	(93,800)	(93,800)
Balance as of June 30, 2025	230,510	$23	$1,870,572	$-	$(1,748,039)	$122,556
Issuance of common stock from at the market offering, net of issuance costs of $886	7,272	1	28,624	-	-	28,625
Issuance of common stock from common stock financings, net of issuance costs of $5,625	24,254	2	80,623	-	-	80,625
Vesting of restricted stock	153	-	-	-	-	-
Exercise of stock options	75	-	158	-	-	158
Stock-based compensation expense	-	-	5,475	-	-	5,475
Unrealized gain on marketable securities, net	-	-	-	21	-	21
Net loss	-	-	-	-	(42,152)	(42,152)
Balance as of September 30, 2025	262,264	$26	$1,985,452	$21	$(1,790,191)	$195,308

See accompanying notes.

Sana Biotechnology, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(90,444)	$(185,341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,599	9,697
Stock-based compensation expense	16,329	19,127
Change in the estimated fair value of contingent consideration	(28,361)	6,173
Change in the estimated fair value of success payment liabilities	(2,672)	9,170
Non-cash expense for operating lease right-of-use assets	8,021	6,780
Impairment of long-lived assets	-	44,611
Other non-cash items, net	(7,748)	(7,876)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,118	1,861
Operating lease right-of-use assets and liabilities	(8,335)	(1,539)
Accounts payable	154	(3,356)
Accrued expenses and other liabilities	(4,582)	(10,494)
Net cash used in operating activities	(108,921)	(111,187)
INVESTING ACTIVITIES:
Purchases of marketable securities	(123,374)	(51,209)
Proceeds from maturities of marketable securities	110,025	26,761
Purchases of property and equipment	(2,700)	(65)
Proceeds from disposal of assets	316	771
Net cash used in investing activities	(15,733)	(23,742)
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and exercise of stock options	421	1,617
Proceeds related to common stock financings, net	89,622	109,724
Proceeds from issuance of common stock allocated to stock purchase option	3,688	-
Principal payments, net for tenant improvement loan	(277)	(258)
Net cash provided by financing activities	93,454	111,083
Net decrease in cash, cash equivalents, and restricted cash	(31,200)	(23,846)
Cash, cash equivalents, and restricted cash at beginning of period	76,065	131,398
Cash, cash equivalents, and restricted cash at end of period	$44,865	$107,552
SUPPLEMENTAL CASH FLOW INFORMATION:
Operating lease right-of-use assets obtained in exchange for lease obligations	$2,056	$-
Cash received for tenant improvement allowances	$-	$891
Derecognition of operating lease right-of-use assets for lease modification	$(12,018)	$(2,724)

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

In April 2026, the Company entered into a stock purchase agreement (the SPA) with Mayo Clinic pursuant to which Mayo Clinic purchased 7.5 million shares of the Company’s common stock at a price of $3.33 per share for gross proceeds of approximately $25.0 million.

In March 2026, the Company entered into an amended and restated sales agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen), acting as sales agent, pursuant to which the Company may offer and sell through TD Cowen shares of the Company's common stock from time to time in a series of one or more at the market equity offerings, and filed a prospectus supplement with the Securities and Exchange Commission (SEC) pursuant to which it may offer and sell up to $150.0 million of shares of the Company's common stock pursuant to the Sales Agreement (collectively, the ATM facility). During the quarter ended September 30, 2026, the Company did not sell any shares of common stock under the Sales Agreement.

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

The Company has incurred operating losses each year since inception and expects such losses to continue for the foreseeable future. As of September 30, 2026, the Company had cash, cash equivalents, and marketable securities of $121.7 million, and an accumulated deficit of $1.9 billion, which includes cumulative non-cash charges related to the revaluation of success payment and contingent consideration liabilities of $14.2 million and $44.1 million, respectively. Management has determined that the Company’s current capital resources may not be sufficient to fund its planned operations for at least one year from the date of this Quarterly Report, and there is substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on, among other things, its ability to obtain additional funding and appropriately manage the amount of cash used to fund its operations. The Company plans to address this condition through equity or debt offerings or capital obtained in connection with strategic collaborations or licensing or other arrangements. If the Company is unable to obtain such financing, it may be required to pursue alternative sources of capital which may not be available to it on favorable terms, if at all, or significantly modify its operational plans by delaying, reducing the scope of, or ceasing some or all of its research and development programs, or pursue strategic alternatives.

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

Significant accounting policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are consistent with those discussed in Note 2 of the 2025 Annual Report.

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

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025 (1)	2026	2025 (1)
	(in thousands)		(in thousands)
Operating expenses:
Research, development, and laboratory	$11,819	$10,483	$32,468	$31,535
Facility costs	11,546	11,080	32,391	33,652
Support functions	6,880	6,637	21,058	21,707
Stock-based compensation	5,325	5,475	16,329	19,126
Technical operations and manufacturing	6,842	4,667	16,475	16,615
Other(2)	2,461	2,049	7,840	6,531
Research and development related success payments and contingent consideration	(63,379)	3,124	(31,033)	15,343
Impairment of long-lived assets	-	-	-	44,611
Total operating expenses	(18,506)	43,515	95,528	189,120
Income (loss) from operations	18,506	(43,515)	(95,528)	(189,120)
Interest income, net	1,219	1,003	3,299	2,572
Other income, net	676	360	1,785	1,207
Net income (loss)	$20,401	$(42,152)	$(90,444)	$(185,341)

(1) Certain amounts for the three and nine months ended September 30, 2025 have been reclassified to conform to the presentation as of the three and nine months ended September 30, 2026.

(2) Other includes licensing costs, consulting fees, insurance, and business taxes for the three and nine months ended September 30, 2026 and 2025.

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

Pursuant to the terms and conditions in the Cobalt acquisition agreement, which was amended in August 2026, the Company is obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The August 2026 amendment restructured the Cobalt Contingent Consideration to (i) expand the Cobalt Contingent Consideration triggers to include both the achievement of specified development milestones and the Company’s receipt of payments from business development transactions involving the fusogen technology and (ii) reduce or defer the payment of certain milestone amounts until a change of control of the Company. The Cobalt Success Payment would become payable if the Company’s market capitalization equals or exceeds $8.1 billion and the Company is advancing a product developed using the fusogen technology in a clinical trial pursuant to an investigational new drug application, or is in the process of filing or has filed, or received approval for, a biologics license application or new drug application for such product. The Cobalt Success Payment may alternatively become payable in connection with a change of control of the Company if at least one Company product developed using the fusogen technology is the subject of an active research program at the time of such change of control. If the Company’s market capitalization is below certain threshold amounts as of the date of a change of control, the amount of the Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase, as shown in the table below. The Cobalt Success Payment may become payable over a maximum of 20 years from the date of the acquisition. As of September 30, 2026, no Cobalt Contingent Consideration or Cobalt Success Payment had been triggered.

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

The Cobalt Success Payment and Cobalt Contingent Consideration liabilities are carried at fair value, with changes in fair value recognized in research and development related success payments and contingent consideration. As of September 30, 2026 and December 31, 2025, the estimated fair value of the Cobalt Success Payment liability was $15.6 million and $17.9 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Success Payment, the Company recognized a gain of $7.6 million and an expense of $4.8 million for the three months ended September 30, 2026 and 2025, respectively, and a gain of $2.3 million and an expense of $8.5 million for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the estimated fair value of the Cobalt Contingent Consideration was $95.4 million, of which $40.6 million was recorded in short-term liabilities and $54.8 million was recorded in long-term liabilities. As of December 31, 2025, the estimated fair value of the Cobalt Contingent Consideration was $123.7 million, of which $40.2 million was recorded in short-term liabilities and $83.5 million was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Cobalt Contingent Consideration, the Company recognized gains of $55.5 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively, and a gain of $28.4 million and an expense of $6.2 million for the nine months ended September 30, 2026 and 2025, respectively.

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

President and Fellows of Harvard College

In March 2019, the Company entered into an exclusive license agreement with the President and Fellows of Harvard College (Harvard) to access certain intellectual property for the development of hypoimmune-modified cells. Under the terms of the agreement, the Company paid to Harvard aggregate consideration of $12.0 million, comprising $9.0 million in common stock and $3.0 million in cash. Additionally, the Company may be required to pay to Harvard up to an aggregate of $175.0 million in success payments, payable in cash, based on increases in the fair value of the Company’s common stock (Harvard Success Payments). The potential Harvard Success Payments are based on multiples of increased value ranging from 5x to 40x, based on a comparison of the fair market value of the Company’s common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to Harvard would be credited against the success payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of September 30, 2026, a Harvard Success Payment had not been triggered.

The following table summarizes the potential success payments and common stock price required for payment:

Multiple of Equity Value at Issuance	5x	10x	20x	30x	40x
Per share common stock price required for payment	$20.00	$40.00	$80.00	$120.00	$160.00
Success payment(s) (in millions)	$5.0	$15.0	$30.0	$50.0	$75.0

The Harvard Success Payment liabilities are carried at fair value, with the initial value and changes in fair value recognized in research and development related success payments and contingent consideration. As of September 30, 2026 and December 31, 2025, the estimated fair value of the Harvard Success Payment liability was $1.0 million and $1.4 million, respectively, and was recorded in long-term liabilities. In connection with the change in the estimated fair value of the Harvard Success Payment liability, the Company recognized a gain of $0.3 million and an expense of $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and a gain of $0.4 million and an expense of $0.7 million for the nine months ended September 30, 2026 and 2025, respectively.

Mayo Clinic

In April 2026, the Company entered into the SPA with Mayo Clinic pursuant to which Mayo Clinic purchased 7.5 million shares of the Company's common stock (the Initial Shares) at a price of $3.33 per share for gross proceeds of approximately $25.0 million, and had the option to elect, on or prior to August 31, 2026, to purchase an additional 7.5 million shares of the Company's common stock (the Additional Shares) at a price of $3.33 per share for potential additional gross proceeds of approximately $25.0 million. Mayo Clinic did not elect to purchase the Additional Shares prior to the expiration of the option on August 31, 2026.

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

The Company determined that Mayo Clinic’s option to purchase the Additional Shares represented a freestanding equity-classified instrument. Accordingly, the gross proceeds from the sale of the Initial Shares were allocated between the Initial Shares and the option to purchase the Additional Shares based on their relative fair values. The Company allocated approximately $21.3 million to common stock and additional paid-in capital associated with the Initial Shares and approximately $3.7 million to additional paid-in capital associated with the option to purchase the Additional Shares.

6. Restricted cash

The Company maintains standby letters of credit that are collateralized with a bank account at a financial institution in accordance with certain lease agreements. The aggregate amount of such standby letters of credit was $3.8 million and $4.2 million as of September 30, 2026 and December 31, 2025, respectively.

7. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

		September 30, 2026
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$30,412	$-	$-	$30,412
U.S. government and agency securities	Level 2	3,405	-	(1)	3,404
Corporate debt securities	Level 2	4,212	-	-	4,212
Total cash equivalents		38,029	-	(1)	38,028
Short-term marketable securities:
U.S. government and agency securities	Level 2	54,477	-	(64)	54,413
Corporate debt securities	Level 2	26,250	-	(39)	26,211
Total short-term marketable securities		80,727	-	(103)	80,624
Total financial assets		$118,756	$-	$(104)	$118,652
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$40,647	$-	$-	$40,647
Total short-term financial liabilities		40,647	-	-	40,647
Long-term financial liabilities:
Contingent consideration	Level 3	54,710	-	-	54,710
Success payment liabilities	Level 3	16,566	-	-	16,566
Total long-term financial liabilities		71,276	-	-	71,276
Total financial liabilities		$111,923	$-	$-	$111,923

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
		(in thousands)
Financial assets:
Cash equivalents:
Money market funds	Level 1	$63,000	$-	$-	$63,000
U.S. government and agency securities	Level 2	6,528	-	-	6,528
Total cash equivalents		69,528	-	-	69,528
Short-term marketable securities:
U.S. government and agency securities	Level 2	65,082	29	-	65,111
Corporate debt securities	Level 2	1,402	-	(1)	1,401
Total short-term marketable securities		66,484	29	(1)	66,512
Total financial assets		$136,012	$29	$(1)	$136,040
Financial liabilities:
Short-term financial liabilities:
Contingent consideration	Level 3	$40,200	$-	$-	$40,200
Total short-term financial liabilities		40,200	-	-	40,200
Long-term financial liabilities:
Contingent consideration	Level 3	83,518	-	-	83,518
Success payment liabilities	Level 3	19,238	-	-	19,238
Total long-term financial liabilities		102,756	-	-	102,756
Total financial liabilities		$142,956	$-	$-	$142,956

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

There were no available-for-sale debt securities in a material loss position as of September 30, 2026 and December 31, 2025. The Company determined that there was no material change in the credit risk of the investments during the three months ended September 30, 2026. As such, an allowance for credit losses has not been recognized. As of September 30, 2026, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis.

As of September 30, 2026, all marketable securities had an effective maturity date of two years or less. Investments in securities with maturities of less than one year, or those for which management intends to use to fund current operations, are included in current assets and classified as available-for-sale. As of September 30, 2026 and December 31, 2025, the balance in accumulated other comprehensive income (loss) included net unrealized gains (losses) related to the Company’s available-for-sale debt securities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Contingent Consideration	Cobalt Success Payment Liability	Harvard Success Payment Liability
	(in thousands)
Balance as of December 31, 2025	$123,718	$17,875	$1,363
Changes in fair value – expense (gain)	10,745	(1,823)	(489)
Balance as of March 31, 2026	134,463	16,052	874
Changes in fair value – expense	16,362	7,167	384
Balance as of June 30, 2026	150,825	23,219	1,258
Changes in fair value – gain	(55,468)	(7,629)	(282)
Balance as of September 30, 2026	$95,357	$15,590	$976

Contingent consideration

The Company utilizes significant estimates and assumptions it believes would be made by a market participant in determining the estimated fair value of the Cobalt Contingent Consideration at each balance sheet date. The fair value of the Cobalt Contingent Consideration was determined based on the estimated probability and timing of the specified development milestone payments and the estimated probability, timing, and amount of potential payments to the Company from business development transactions involving the fusogen technology, as well as the applicable discount rates. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions are obtained.

The fair value of the Cobalt Contingent Consideration was calculated using the following unobservable inputs:

	September 30, 2026		December 31, 2025
Unobservable Input	Range	Weighted-Average	Range	Weighted-Average
Discount rates	17.3% – 19.1%	18.2%	10.6% – 12.1%	11.6%
Probability of occurrence	0.3% – 65.0%	20.5%	1.0% – 60.0%	27.4%

The weighted-average unobservable inputs were calculated based on the relative value of the specified development milestones and potential payments to the Company from business development transactions involving the fusogen technology. The estimated fair value of the Cobalt Contingent Consideration may change significantly as development progresses and additional data are obtained, impacting the assumptions used to estimate the fair value of the liability, including the probability and timing of the specified development milestones and potential payments to the Company from business development transactions involving the fusogen technology. In evaluating the fair value assumptions, judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions, inputs, and/or different valuation techniques could result in materially different fair value estimates.

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

The fair values of the Cobalt Success Payment and Harvard Success Payments were calculated using the following unobservable inputs:

	September 30, 2026		December 31, 2025
Unobservable Input	Cobalt	Harvard	Cobalt	Harvard
Expected stock price volatility	95.0%	95.0%	77.5%	77.5%
Expected term (years)	12.4	4.5	13.1	5.2

8. Property and equipment, net

Property and equipment, net consists of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Laboratory equipment	$41,905	$38,462
Leasehold improvements	39,061	39,061
Computer equipment, software, and other	4,172	4,138
Total property and equipment, at cost	85,138	81,661
Less: Accumulated depreciation	(62,026)	(54,755)
Property and equipment, net	$23,112	$26,906

Depreciation expense was $3.0 million and $3.2 million for the three months ended September 30, 2026 and 2025, respectively, and $7.6 million and $9.7 million for the nine months ended September 30, 2026 and 2025, respectively. In the second quarter of 2025, the Company recognized non-cash impairment losses related to construction in progress, laboratory equipment, and leasehold improvements for the Company's manufacturing facility in Bothell, Washington (the Bothell facility) and a portion of the Company's laboratory and office space in Seattle, Washington (the Seattle facility). Refer to Note 11, Impairment of long-lived assets for further information.

9. Accrued liabilities

Accrued compensation and accrued expenses and other current liabilities consist of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Accrued compensation:
Accrued bonuses	$6,313	$8,834
Accrued paid time off	2,653	2,345
Accrued payroll	1,380	1,512
Other accrued compensation	306	549
Total accrued compensation	$10,652	$13,240
Accrued expenses and other current liabilities:
Accrued research and development services	$3,953	$5,379
Accrued professional fees	1,838	1,705
Other accrued current liabilities	2,525	1,595
Total accrued expenses and other current liabilities	$8,316	$8,679

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

In June 2022, the Company entered into a lease agreement for 79,565 square feet of office, laboratory, and manufacturing space located in Bothell, Washington. The initial term of the lease expires in February 2039, with the option to extend the lease for up to three additional five-year terms. The lease agreement also provides for up to $19.9 million for reimbursement of tenant improvements, as well as an additional $8.0 million loan for tenant improvements, available at the Company’s election (the Tenant Improvement Loan). The Company elected to receive the Tenant Improvement Loan in the second quarter of 2024 and is obligated to repay to the landlord monthly over the initial term of the lease with interest at a rate of 6.5% per year. As of September 30, 2026, $0.4 million was included in accrued expenses and other current liabilities and $6.7 million was included in other non-current liabilities. The Company is obligated to pay base rent of approximately $68.8 million over the initial term of the lease. In accordance with the lease agreement, the Company has obtained a letter of credit in the amount of $1.6 million.

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

In the third quarter of 2026, the Company entered into an amendment to the lease agreement for its facilities in South San Francisco, California, pursuant to which it terminated the lease with respect to a portion of the premises, effective as of April 30, 2027. In connection with the amendment, the Company paid a termination fee of approximately $3.8 million during the third quarter of 2026. The amendment was accounted for as a modification of the existing operating lease. As a result of the modification, the Company remeasured the operating lease liability and corresponding operating lease ROU asset during the third quarter of 2026, resulting in reductions of approximately $12.0 million to each of the operating lease liability and operating lease ROU asset.

The following table contains additional information related to the Company’s operating leases as of September 30, 2026:

Location	Use	Approximate Square Footage	Commencement Dates	Expiration Dates
Seattle, WA	Office/Laboratory	48,000	March 2019 to September 2020	December 2026 to April 2028
Cambridge, MA	Office/Laboratory	56,000	March 2019 to January 2020	February 2028 to June 2028
South San Francisco, CA	Office/Laboratory	99,000	December 2019 to April 2022	April 2027 to April 2030
Bothell, WA	Office/Laboratory/Manufacturing	80,000	January 2023	January 2039

Throughout the term of each lease agreement, the Company is responsible for paying, in addition to base rent, certain operating costs, such as common area maintenance, taxes, utilities, and insurance. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

The following table summarizes the Company’s lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$4,553	$4,478	$13,467	$20,558
Short-term lease cost	733	846	2,072	2,827
Variable lease cost	2,261	2,243	6,637	6,238
Total lease cost	$7,547	$7,567	$22,176	$29,623

As of September 30, 2026, the weighted-average remaining lease term was 7.8 years, and the weighted-average incremental borrowing rate was 11.4%.

The following table reconciles the Company’s undiscounted operating lease cash flows by fiscal year to the present value of the operating lease liabilities as of September 30, 2026 (in thousands):

2026 (remaining 3 months)	$5,663
2027	16,449
2028	9,534
2029	7,431
2030	5,496
2031 and thereafter	40,943
Total undiscounted lease payments	85,516
Less: imputed interest	(31,676)
Present value of operating lease liabilities	53,840
Less: current portion of operating lease liabilities	$(13,316)
Operating lease liabilities, net of current portion	$40,524

11. Impairment of long-lived assets

As a result of changes in business plans during the second quarter of 2025 and the Company's intention to pursue potential subleases for the Bothell facility and the Seattle facility, due in part to the Company’s decision to suspend further build-out of its internal manufacturing capabilities at the Bothell facility in the-near term due to increased availability of manufacturing capacity at third-party contract development and manufacturing organizations for cell and gene therapy products, as well as progress in understanding its near-term manufacturing needs, and other factors, the Company determined that a triggering event occurred and performed an impairment analysis during the second quarter of 2025. For the Bothell facility, the Company determined that the combined operating lease ROU asset and construction in progress were not fully recoverable as the carrying value exceeded the estimated fair value and recorded a non-cash impairment loss of $34.2 million in the second quarter of 2025 for this asset group. For the Seattle facility, the Company determined that the combined operating lease ROU asset and leasehold improvements were not fully recoverable as the carrying value exceeded the estimated fair value and recorded a non-cash impairment loss of $3.8 million for this asset group. In addition, in connection with the Bothell facility and the Seattle facility, the Company recognized non-cash impairment losses related to laboratory equipment of $3.8 million and $2.0 million, respectively. The Company also recognized an additional $0.8 million non-cash impairment loss for other long-lived assets. The losses were recorded in operating expenses in the statement of operations in the second quarter of 2025. There was no impairment of long-lived assets for the three and nine months ended September 30, 2026.

12. Stockholders’ equity

In April 2026, the Company entered into the SPA with Mayo Clinic pursuant to which Mayo Clinic purchased the Initial Shares at a price of $3.33 per share for gross proceeds of approximately $25.0 million, and had the option to elect, on or prior to August 31, 2026, to purchase the Additional Shares at a price of $3.33 per share for potential additional gross proceeds of approximately $25.0 million. Mayo Clinic did not elect to purchase the Additional Shares prior to the expiration of the option on August 31, 2026. The Company allocated approximately $21.3 million to common stock and additional paid-in capital associated with the Initial Shares and approximately $3.7 million to additional paid-in capital associated with the option to purchase the Additional Shares. Refer to Note 5, License and collaboration agreements for additional information.

In March 2026, the Company entered into the Sales Agreement with TD Cowen, acting as sales agent, and filed a prospectus supplement with the SEC, pursuant to which the Company may offer and sell through TD Cowen up to $150.0 million of shares of the Company’s common stock from time to time under the ATM facility. During the quarter ended September 30, 2026, the Company did not sell any shares of common stock under the Sales Agreement.

In August 2025, the Company completed an underwritten public offering pursuant to which it sold 24.3 million shares of its common stock, including 3.4 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 1.5 million shares of its common stock for net proceeds of approximately $80.6 million, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants have an exercise price of $0.0001 per share of common stock. As the pre-funded warrants are indexed to the Company’s common stock and otherwise meet the requirements to be classified in equity, the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on its consolidated balance sheet. The pre-funded warrants are exercisable at any time; however, the holders of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. During the three and nine months ended September 30, 2026, no pre-funded warrants sold in this offering were exercised.

In February 2024, the Company completed an underwritten public offering pursuant to which it sold 21.8 million shares of its common stock, including 4.5 million shares pursuant to the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 12.7 million shares of its common stock, for net proceeds of approximately $180.0 million, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants have an exercise price of $0.0001 per share of common stock. As the pre-funded warrants are indexed to the Company’s common stock and otherwise meet the requirements to be classified in equity, the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheet. The pre-funded warrants are exercisable at any time; however, the holders of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. The holders of pre-funded warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. During the nine months ended September 30, 2026, 2.2 million pre-funded warrants sold in this offering were exercised.

13. Stock-based compensation

Equity incentive plans

In February 2021, the Company adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (2021 ESPP), both of which became effective on the completion of the Company’s initial public offering. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering period or on the purchase date. As of September 30, 2026, 40.8 million shares and 5.7 million shares were available for future issuance under the 2021 Plan and the 2021 ESPP, respectively.

Stock-based compensation expense

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Research and development	$3,044	$3,199	$9,305	$12,023
General and administrative	2,281	2,277	7,024	7,104
Total stock-based compensation expense	$5,325	$5,476	$16,329	$19,127

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of September 30, 2026 are as follows:

	Stock Options	RSUs
Unrecognized stock-based compensation expense (in thousands)	$26,990	$15,532
Weighted-average period costs expected to be recognized (in years)	2.4	2.6

Stock options

A summary of the Company’s stock option activity is as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	22,942	$6.10	7.1	$11,384
Granted	6,402	3.42
Exercised	(117)	2.01
Forfeited/Cancelled	(1,173)	7.62
Outstanding as of September 30, 2026	28,054	$5.45	7.0	$3,329
Exercisable as of September 30, 2026	17,141	$6.35	5.8	$2,481

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Nine Months Ended September 30,
Assumptions	2026	2025
Risk free interest rate	3.7% – 5.1%	3.7% – 4.4%
Expected volatility	77.5% – 90.0%	75.0%
Expected term (years)	5.50 – 6.25	5.43 – 6.50
Expected dividend	0%	0%

The following table summarizes additional information related to stock option activity:

	Nine Months Ended September 30,
	2026	2025
Weighted average grant date fair value per share for options granted	$2.42	$1.79
Aggregate intrinsic value of stock options exercised (in thousands)	$217	$1,488

Restricted stock units

A summary of the Company’s RSU activity is as follows:

	RSUs (in thousands)	RSUs Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2025	3,828	$5.09
Granted	2,288	3.46
Vested	(1,249)	5.26
Forfeited	(279)	4.14
Unvested as of September 30, 2026	4,588	$4.29

The fair value of RSUs that vested during the nine months ended September 30, 2026 and 2025 was $4.3 million and $3.1 million, respectively.

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

The Company applies judgment in its determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of September 30, 2026 and December 31, 2025, the Company’s uncertain tax positions were immaterial.

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

15. Net income (loss) per share

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the relevant period, without consideration of potentially dilutive securities. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the relevant period, adjusted for the effect of potentially dilutive securities. The dilutive effect of RSUs and stock options are calculated using the treasury stock method.

The following table summarizes the calculation of basic and diluted net income (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Basic net income (loss) per common share:
Net income (loss) attributable to common stockholders	$20,401	$(42,152)	$(90,444)	$(185,341)
Weighted-average number of common shares – basic	307,002	260,494	293,286	245,580
Basic net income (loss) per common share	$0.07	$(0.16)	$(0.31)	$(0.75)

Diluted net income (loss) per common share:
Net income (loss) attributable to common stockholders	$20,401	$(42,152)	$(90,444)	$(185,341)
Weighted-average number of common shares – basic	307,002	260,494	293,286	245,580
Effect of dilutive securities:
Stock options and restricted stock units	1,788	-	-	-
Weighted-average number of common shares – diluted	308,790	260,494	293,286	245,580
Diluted net income (loss) per common share	$0.07	$(0.16)	$(0.31)	$(0.75)

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for periods presented as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Options to purchase common stock	25,744	23,364	28,054	23,364
Unvested RSUs	1,246	3,489	4,588	3,489
Total	26,990	26,853	32,642	26,853

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

•
Type 1 Diabetes: Almost ten million people suffer from type 1 diabetes (T1D) worldwide, and there has been limited progress in treatments for this disease since the advent of insulin injections over 100 years ago. We are developing SC451, a HIP-modified, stem cell-derived pancreatic islet cell therapy, for the treatment of T1D. The goal of this therapy is euglycemia, or normal blood glucose, without the need for exogenous insulin injections or immunosuppression. Through a first-in-human investigator-sponsored study (IST), we have shown that UP421, an allogeneic, primary islet cell therapy engineered with our HIP technology, can survive and function for 14 months post-transplant in a patient with T1D without the need for immunosuppression. We have incorporated this HIP technology into a more scalable manufacturing platform with SC451 and expect to file an investigational new drug application (IND) and begin a Phase 1/2 clinical trial for this therapy as early as this year.
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
o
SG293 is a CD8-targeted fusosome that delivers genetic material to CD8+ T cells, which enables these cells to become CD19-targeting CAR T cells while avoiding potentially problematic delivery to tissues such as the liver and gonads. We plan to develop SG293 in a range of B cell cancers and B cell mediated autoimmune diseases and have the potential to share first-in-human data for this therapy in non-Hodgkin lymphoma as early as the first half of 2027.

o
SG227 is a CD8-targeted fusosome that delivers the genetic material to make BCMA-directed CAR T cells. SG227 delivers a BCMA CAR that has been validated in the autologous CAR T setting for patients with multiple myeloma in a product that is currently approved in China. We plan to develop SG227 as a potential treatment for patients with multiple myeloma and are preparing to begin clinical testing as early as 2027, contingent upon the early clinical profile of SG293.

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

Our operations to date have included developing our ex vivo and in vivo cell engineering platforms, identifying and developing potential product candidates, executing preclinical studies, establishing manufacturing capabilities, conducting clinical trials of our product candidates, supporting clinical trials of product candidates developed using our technologies, acquiring technologies, staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. All of our programs are currently in the development stage, and we do not have any products approved for sale. We have incurred net losses each year since our inception. Our net losses for the nine months ended September 30, 2026 and 2025 were $90.4 million and $185.3 million, respectively. As of September 30, 2026, we had an accumulated deficit of $1.9 billion. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations.

In April 2026, we entered into a stock purchase agreement (SPA) with Mayo Clinic pursuant to which Mayo Clinic purchased 7.5 million shares of our common stock (the Shares) at a price of $3.33 per share for gross proceeds of approximately $25.0 million. Pursuant to the SPA, we agreed to use the net proceeds from the sale of the Shares for the development of products upon which an affiliate of Mayo Clinic has the right to receive royalties pursuant to a collaboration and license agreement, dated April 10, 2026, between us and such affiliate (the License Agreement), including SC451 and certain genetically modified stem-cell derived islet cell products, as set forth in the License Agreement.

In March 2026, we entered into an amended and restated sales agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen), acting as sales agent, pursuant to which we may offer and sell through TD Cowen shares of our common stock from time to time in a series of one or more at the market equity offerings, and filed a prospectus supplement with the SEC pursuant to which we may offer and sell up to $150.0 million of shares of our common stock pursuant to the Sales Agreement (collectively, the ATM facility). During the quarter ended September 30, 2026, we did not sell any shares of common stock under the Sales Agreement.

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

As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $121.7 million. We will need to raise additional capital within the next 12 months and in the future to fund our operations, including conducting clinical trials and the commercialization of any approved product candidates. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents, and marketable securities, proceeds from any future equity or debt financings, and milestone, royalty, and other payments received under any future licenses, collaborations, or other arrangements. Additional capital may not be available on terms that are reasonable or acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, our business, results of operations, and financial condition would be adversely affected.

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

Success payments and contingent consideration

Cobalt success payment and contingent consideration

Pursuant to the terms and conditions of the Cobalt acquisition agreement, which was amended in August 2026, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million and a success payment (Cobalt Success Payment) of up to $500.0 million, each of which is payable in cash or stock. The August 2026 amendment restructured the Cobalt Contingent Consideration to (i) expand the Cobalt Contingent Consideration triggers to include both the achievement of specified development milestones and the Company’s receipt of payments from business development transactions involving the fusogen technology and (ii) reduce or defer the payment of certain milestone amounts until a change of control. The Cobalt Success Payment would become payable if our market capitalization equals or exceeds $8.1 billion, and we are advancing a product developed using the fusogen technology in a clinical trial pursuant to an IND, or are in the process of filing or have filed for, or received approval for, a biologics license application or new drug application for such product. The Cobalt Success Payment may alternatively become payable upon a change of control if at least one product developed using the fusogen technology is the subject of an active research program at the time of such change of control. If our market capitalization is below certain threshold amounts as of the date of such change of control, the amount of the Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase, as described in Note 4, Acquisitions included elsewhere in this Quarterly Report. As of September 30, 2026, no Cobalt Contingent Consideration or Cobalt Success Payment had been triggered. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” and “—Critical accounting policies and significant judgments and estimates—Contingent consideration” included in our 2025 Annual Report and Note 7, Fair value measurements located elsewhere in this Quarterly Report for more information on the accounting treatment of the Cobalt Success Payment and Cobalt Contingent Consideration.

Harvard success payments

Pursuant to the terms of the Harvard agreement, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of September 30, 2026, a Harvard Success Payment had not been triggered.

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

Research and development related success payments and contingent consideration

Research and development related success payments and contingent consideration include the change in the estimated fair value of our Cobalt and Harvard Success Payment liabilities and Cobalt Contingent Consideration liability. The expense or gain associated with our research and development related success payments and contingent consideration is unpredictable, in part, because our success payments are impacted by changes in our common stock price and market capitalization at the end of each reporting period, and continues to vary significantly from quarter to quarter and year to year due to changes in the assumptions used in the calculations. The August 2026 amendment to the Cobalt acquisition agreement modified the Cobalt Contingent Consideration, including the applicable payment triggers and the timing and amount of certain payments, which had a material impact on the fair value of the Cobalt Contingent Consideration during the third quarter of 2026. For details regarding the impact of the amendment to the Cobalt acquisition agreement, see Note 4, Acquisitions included elsewhere in this Quarterly Report.

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

Results of operations

Comparison of the three and nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$33,930	$30,106	$3,824	$93,378	$97,056	$(3,678)
Research and development related success payments and contingent consideration	(63,379)	3,124	(66,503)	(31,033)	15,343	(46,376)
General and administrative	10,943	10,285	658	33,183	32,110	1,073
Impairment of long-lived assets	-	-	-	-	44,611	(44,611)
Total operating expenses	(18,506)	43,515	(62,021)	95,528	189,120	(93,592)
Income (loss) from operations	18,506	(43,515)	62,021	(95,528)	(189,120)	93,592
Interest income, net	1,219	1,003	216	3,299	2,572	727
Other income, net	676	360	316	1,785	1,207	578
Net income (loss)	$20,401	$(42,152)	$62,553	$(90,444)	$(185,341)	$94,897

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Third-party manufacturing	$3,469	$1,477	$1,992
Research, development, and laboratory	6,444	5,219	1,225
Facility and other allocated costs	11,304	11,039	265
Personnel	11,792	11,652	140
Other	921	719	202
Total research and development expense	$33,930	$30,106	$3,824

Research and development expenses were $33.9 million and $30.1 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $3.8 million was primarily due to:

•
a net $2.0 million increase in third-party manufacturing costs at CDMOs reflecting increased costs related to our SC451 and SG293 programs, partially offset by costs associated with the suspended allogeneic CAR T programs incurred in the three months ended September 30, 2025 that did not recur in 2026; and
•
a $1.9 million increase in laboratory costs related to our SC451 program.

This increase was partially offset by a net $0.5 million decrease in clinical development costs reflecting costs associated with the suspended allogeneic CAR T programs incurred in the three months ended September 30, 2025 that did not recur in 2026, partially offset by increased costs related to our SC451 and SG293 programs.

The following table summarizes the components of our research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Personnel	$36,003	$42,761	$(6,758)
Facility and other allocated costs	32,099	35,050	(2,951)
Research, development, and laboratory	15,595	11,951	3,644
Third-party manufacturing	6,651	5,460	1,191
Other	3,030	1,834	1,196
Total research and development expense	$93,378	$97,056	$(3,678)

Research and development expenses were $93.4 million and $97.1 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $3.7 million was primarily due to:

•
a $6.8 million decrease in personnel-related expenses, including non-cash stock-based compensation, primarily due to lower average research and development headcount; and
•
a $3.0 million decrease in facility and other allocated costs.

This decrease was partially offset by:

•
a $4.7 million increase in laboratory costs related to our SC451 program; and
•
a net $1.2 million increase in third-party manufacturing costs at CDMOs reflecting increased costs related to our SC451 and SG293 programs, partially offset by costs associated with the suspended allogeneic CAR T programs incurred in the nine months ended September 30, 2025 that did not recur in 2026.

Research and development related success payments and contingent consideration

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the periods presented:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Cobalt success payment	$(7,629)	$4,822	$(12,451)
Harvard success payments	(282)	293	(575)
Contingent consideration	(55,468)	(1,991)	(53,477)
Total research and development related success payments and contingent consideration	$(63,379)	$3,124	$(66,503)

The gain related to the change in the estimated fair value of our Cobalt Success Payment was $7.6 million for the three months ended September 30, 2026, compared to an expense of $4.8 million for the same period in 2025. The changes in value were primarily due to changes in our market capitalization during the relevant periods. The gain related to the change in the estimated fair value of our Harvard Success Payments was $0.3 million for the three months ended September 30, 2026, compared to an expense of $0.3 million for the same period in 2025. The changes in value were primarily due to changes in our common stock price during the relevant periods. The gain related to the change in the estimated fair value of our Cobalt Contingent Consideration was $55.5 million for the three months ended September 30, 2026, compared to $2.0 million for the same period in 2025. The change in value for the three months ended September 30, 2026 was primarily due to the impact of the August 2026 amendment to our Cobalt acquisition agreement, which modified the Cobalt Contingent Consideration, including the applicable payment triggers and timing and amount of certain payments. The change in value for the three months ended September 30, 2025 was primarily due to changes in the timing and probability of the achievement of milestones.

The following table summarizes the expenses (gains) associated with research and development related success payments and contingent consideration for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Cobalt success payment	$(2,285)	$8,538	$(10,823)
Harvard success payments	(387)	632	(1,019)
Contingent consideration	(28,361)	6,173	(34,534)
Total research and development related success payments and contingent consideration	$(31,033)	$15,343	$(46,376)

The gain related to the change in the estimated fair value of our Cobalt Success Payment was $2.3 million for the nine months ended September 30, 2026, compared to an expense of $8.5 million for the same period in 2025. The changes in value were primarily due to changes in our market capitalization during the relevant periods. The gain related to the change in the estimated fair value of our Harvard Success Payments was $0.4 million for the nine months ended September 30, 2026, compared to an expense of $0.7 million for the same period in 2025. The changes in value were primarily due to changes in our common stock price during the relevant periods. The gain related to the change in the estimated fair value of our Cobalt Contingent Consideration was $28.4 million for the nine months ended September 30, 2026, compared to an expense of $6.2 million for the same period in 2025. The change in value for the nine months ended September 30, 2026 was primarily due to the impact of the August 2026 amendment to our Cobalt acquisition agreement, which modified the Cobalt Contingent Consideration, including the applicable payment triggers and timing and amount of certain payments. The change in value for the nine months ended September 30, 2025 was primarily due to changes in the timing and probability of the achievement of milestones.

General and administrative expenses

General and administrative expenses were $10.9 million and $33.2 million for the three and nine months ended September 30, 2026, respectively, compared to $10.3 million and $32.1 million for the same periods in 2025, respectively.

The increases for each of the three and nine months ended September 30, 2026 and 2025 were primarily due to increases in facility costs.

Impairment of long-lived assets

Impairment of long-lived assets was $44.6 million for the nine months ended September 30, 2025. There was no impairment of long-lived assets for the three and nine months ended September 30, 2026. See Note 11, Impairment of long-lived assets to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

Interest income, net

Interest income, net, was $1.2 million and $3.3 million for the three and nine months ended September 30, 2026, respectively, compared to $1.0 million and $2.6 million for the same periods in 2025, respectively, and consisted primarily of interest earned on our cash and marketable securities balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

As of September 30, 2026, we had $121.7 million in cash, cash equivalents, and marketable securities. Since inception through September 30, 2026, we have raised an aggregate of approximately $1.8 billion in net proceeds from sales of our equity securities.

In April 2026, we entered into the SPA with Mayo Clinic pursuant to which Mayo Clinic purchased the Shares at a price of $3.33 per share for gross proceeds of approximately $25.0 million. Pursuant to the SPA, we agreed to use the net proceeds from the sale of the Shares for the development of products upon which an affiliate of Mayo Clinic has the right to receive royalties pursuant to the License Agreement, including SC451 and certain genetically modified stem-cell derived islet cell products, as set forth in the License Agreement.

In March 2026, we entered into the Sales Agreement with TD Cowen, acting as sales agent, and filed a prospectus supplement with the SEC, pursuant to which we may offer and sell up to $150.0 million of shares of our common stock from time to time under the ATM facility. During the quarter ended September 30, 2026, we did not sell any shares of common stock under the Sales Agreement.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(108,921)	$(111,187)
Investing activities	(15,733)	(23,742)
Financing activities	93,454	111,083
Net decrease in cash, cash equivalents, and restricted cash	$(31,200)	$(23,846)

Operating activities

During the nine months ended September 30, 2026, net cash used in operating activities was $108.9 million, consisting primarily of net loss of $90.4 million, the change in net operating assets and liabilities of $11.6 million, and non-cash adjustments of $6.9 million. The non-cash adjustments of $6.9 million consisted of gains of $28.4 million and $2.7 million for revaluation of our contingent consideration and success payment liabilities, respectively, partially offset by $16.3 million of non-cash stock-based compensation, depreciation expense of $7.6 million, and other non-cash adjustments of $0.3 million.

During the nine months ended September 30, 2025, net cash used in operating activities was $111.2 million, consisting primarily of net loss of $185.3 million and the change in net operating assets and liabilities of $13.6 million, offset by non-cash adjustments of $87.7 million. The non-cash adjustments of $87.7 million consisted of $44.6 million for impairment of long-lived assets, $19.1 million of non-cash stock-based compensation, expenses of $9.2 million and $6.2 million for the revaluation of our success payment and contingent consideration liabilities, respectively, and depreciation expense of $9.7 million, partially offset by other non-cash adjustments of $1.1 million.

Investing activities

Cash used in investing activities was $15.7 million during the nine months ended September 30, 2026, compared to $23.7 million during the nine months ended September 30, 2025. For the nine months ended September 30, 2026, this consisted primarily of net purchases and maturities of marketable securities of $13.3 million and net purchases of property and equipment of $2.4 million. For the nine months ended September 30, 2025, this consisted of net purchases and maturities of marketable securities of $24.4 million and net sales of property and equipment of $0.7 million.

Financing activities

During the nine months ended September 30, 2026 and 2025, cash provided by financing activities was $93.5 million and $111.1 million, respectively, and consisted primarily of net proceeds from issuance of common stock.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of September 30, 2026:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$18,481	$18,725	$10,780	$37,530	$85,516

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of September 30, 2026 are contingent upon future events such as the occurrence of specified development, regulatory, and commercial milestones, payments to us related to business development transactions involving the fusogen technology, and royalties on net product sales. See the section titled “Business—Key Intellectual Property Agreements” in Part I, Item 1 included in our 2025 Annual Report and Note 4, Acquisitions included elsewhere in this Quarterly Report for more information about these payment obligations. As of September 30, 2026, the timing and likelihood of the occurrence of such future events are uncertain, and therefore any related potential payments are not included in the table above.

We are also obligated to make a success payment to Cobalt of up to $500.0 million, payable in cash or stock, pursuant to the terms and conditions in the Cobalt acquisition agreement, and up to an aggregate of $175.0 million in success payments to Harvard, payable in cash. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates—Success payments” included in our 2025 Annual Report and Note 4, Acquisitions and Note 5, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on the success payments. As of September 30, 2026, the timing and likelihood of achieving the success payments are uncertain, and therefore any related potential payments are not included in the table above.

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

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, and are consistent with those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Critical accounting policies and significant judgments and estimates” included in our 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our common stock price.

Interest rate risk

As of September 30, 2026, we had cash, cash equivalents, and restricted cash of $44.9 million, which consisted of bank deposits and money market funds, and also had marketable securities of $80.6 million. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. As of September 30, 2026, we had no debt outstanding that is subject to interest rate variability.

Market capitalization and common stock price sensitivity

We agreed to make a success payment to Cobalt based on our market capitalization, payable in cash or stock, and success payments to Harvard based on increases in the per share fair market value of our common stock, payable in cash.

As of September 30, 2026, the estimated aggregate fair value of the success payment liabilities was $16.6 million. For the three and nine months ended September 30, 2026, we recorded gains of $7.9 million and $2.7 million, respectively, related to the aggregate change in the estimated fair value of our success payment liabilities.

Changes in our market capitalization and the fair value of our common stock as of each balance sheet date may have a relatively large change in the estimated valuation of the success payment liabilities and resulting expense or gain. For example, for the Cobalt Success Payment, keeping all other variables constant, a hypothetical 20% increase in our market capitalization as of September 30, 2026 from $0.9 billion to $1.0 billion would have decreased the gain recorded in the three months ended September 30, 2026 by $3.9 million to $3.7 million. A hypothetical 20% decrease in our market capitalization from $0.9 billion to $0.7 billion would have increased the gain recorded in the three months ended September 30, 2026 by $3.6 million to $11.2 million. For the Harvard Success Payments, keeping all other variables constant, a hypothetical 20% increase in our common stock price as of September 30, 2026 from $2.92 per share to $3.50 per share would have decreased the gain recorded in the three months ended September 30, 2026 by $0.4 million to an expense of $0.1 million. A hypothetical 20% decrease in the common stock price from $2.92 per share to $2.33 per share would have increased the gain recorded in the three months ended September 30, 2026 by $0.3 million to $0.6 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 21, 2025, a purported stockholder filed a putative class action complaint in the United States District Court for the Western District of Washington against the company and its current and former executives, Steven D. Harr, M.D., and Nathan Hardy, now captioned In re Sana Biotechnology, Inc., Securities Litigation, No. 2:25-cv-00512-BJR, alleging that the defendants made false and misleading statements concerning the company's business, operations, and prospects (the Action). On June 2, 2025, the court appointed Shane Honey and Jonatan Koskinen as co-lead plaintiffs (Lead Plaintiffs) and their respective choices of lead counsel as co-lead counsel in the Action. On August 15, 2025, the Lead Plaintiffs filed an amended complaint to serve as the operative complaint in the Action (the Complaint), which asserts claims against all defendants pursuant to Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants pursuant to Section 20(a) of the Exchange Act. The Complaint alleges, among other things, that the defendants made false and misleading public statements and omissions regarding the development of SC291, which was our HIP-modified CD19-directed allogeneic CAR T cell product candidate, for the treatment of B-cell cancers, as well as our finances, operations, and business prospects. The Complaint purports to assert class action claims on behalf of all persons and entities that purchased or otherwise acquired our securities between January 9, 2024 and November 4, 2024 and seeks unspecified damages. On October 14, 2025, the defendants filed a motion to dismiss the Complaint (Original Motion to Dismiss). On December 15, 2025, the Lead Plaintiffs filed their opposition to the Original Motion to Dismiss, and on January 29, 2026, the defendants filed their reply in support of the Original Motion to Dismiss. In addition, on December 29, 2025, the Lead Plaintiffs filed a motion for leave to amend the Complaint (Motion to Amend). On January 20, 2026, the defendants filed their opposition to the Motion to Amend, and on February 3, 2026, the Lead Plaintiffs filed their reply in support of the Motion to Amend. On May 21, 2026, the Court granted the Motion to Amend and dismissed the Original Motion to Dismiss as moot, and on May 26, 2026, the Lead Plaintiffs filed a second amended complaint (SAC). On May 27, 2026, the parties submitted a stipulated motion and request to stay the proceeding for a period of 90 days, which the Court granted on May 28, 2026. On August 26, 2026, the Lead Plaintiffs filed a corrected SAC, and on September 8, 2026, the defendants filed a motion to dismiss the SAC (Motion to Dismiss). On September 9, 2026, the parties submitted a joint status report. On October 30, 2026, the Lead Plaintiffs filed their opposition to the Motion to Dismiss. The defendants are required to file their reply in support of the Motion to Dismiss by November 13, 2026. The defendants intend to vigorously defend themselves in the Action. However, there can be no assurances as to the outcome.

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

Furthermore, as described elsewhere in these Risk Factors, we have relied and will continue to rely on third parties that are responsible for executing or supporting our clinical trials, such as CROs and clinical trial sites, including principal investigators, and to the extent they fail to timely and properly perform their obligations, we may experience program delays, incur additional costs, or both, which may harm our business. In addition, we may experience delays and incur additional costs with respect to any clinical trials that we conduct in countries outside the United States, including as a result of increased shipment and distribution costs, compliance with additional or different regulatory requirements, and the engagement of non-United States-based CROs or other third parties, and may also be exposed to various other risks, including those associated with clinical investigators who are unknown to the FDA, transfers and use of data across jurisdictions, and different standards of diagnosis, screening, and medical care. Additionally, prediction markets and other platforms that permit trading or wagering on company-, industry- or product-related events may create additional risks, including by affecting perceptions or behavior of patients, investigators, healthcare professionals, investors, or other third parties in ways that could adversely affect our clinical trials, development programs, business, reputation, and stock price. These platforms continue to evolve and may give rise to risks that we do not currently anticipate or are unable to predict.

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

ISTs involving our product candidates or technologies pose or are subject to similar risks to those set forth elsewhere in these Risk Factors relating to clinical trials that we conduct ourselves. Although ISTs may provide us with clinical data that can inform the development strategy for our product candidates, we may have limited or no ability to control the timing, design, and conduct of such ISTs or regulatory matters with respect to such ISTs, including the submission, clearance or approval, or maintenance of any IND or comparable foreign submission required to conduct such ISTs. For example, we have experienced delays in commencing an IST for our SG293 program due to factors beyond our control, and we may experience further delays in this or other programs in the future. In addition, we may not control the data collection and reporting, including timing thereof, with respect to any ISTs, and may not control the manufacturing of the product candidate or technology to be tested in any such ISTs. A delay in the timely completion of or reporting of data from any IST, including as a result of manufacturing complications or delays, which could occur for various reasons such as the need to obtain additional licenses, delays in recruiting, enrolling, or retaining patients, or other potential issues, including those described in these Risk Factors, could have a material adverse effect on our ability to further develop our product candidates or to advance our product candidates through subsequent clinical trials. Negative results from an IST could have a material adverse effect on our business and prospects and the perception of our product candidates and technologies. Additionally, there is a possibility that ISTs may be conducted under less rigorous clinical standards than those used in company-sponsored clinical trials. For these or other reasons, the FDA and comparable foreign regulatory authorities may more closely scrutinize the resulting data and may not view these data as providing adequate support for future clinical trials, whether sponsored by us or third parties. In addition, any potential IST could demonstrate marginal efficacy or reveal clinically relevant safety concerns that could delay the further clinical development or regulatory approval of our product candidates. Further, data from a potential IST may fail to demonstrate efficacy for various reasons, including those unrelated to our product candidates or technologies, which may negatively impact the perception of such product candidates and technologies, despite their potential for future success. To the extent that the results of any ISTs raise safety or other concerns regarding our product candidates or technologies, regulatory authorities may question the results of such ISTs or other clinical trials involving the relevant product candidate or technology. Safety concerns arising from any ISTs may cause the FDA or comparable foreign regulatory authorities to impose partial or full clinical holds on clinical trials of our product candidates, including product candidates that were developed using the same technology or manufactured using the same reagents and materials as those product candidates that are the subject of such ISTs, which could delay or prevent us from advancing our product candidates into further clinical development and require us to discontinue our development of such product candidates. The occurrence of any of the foregoing would severely harm our business and prospects.

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

Patents have limited terms, and in many jurisdictions worldwide, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent’s term is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Given the significant amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Further, any delays in our clinical trials could reduce the period of time during which we could market our product candidates under patent protection. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic therapies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of October 2026 have terms expected to expire on dates ranging from 2029 to 2042, subject to any patent term extensions that may be available. If patents are issued on our patent applications pending as of October 2026, the resulting patents are projected to expire on dates ranging from 2033 to 2047. In addition, although upon issuance in the United States a patent’s term can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution or by failing to timely file a request for patent term adjustment (PTA). A patent term extension based on regulatory delay may also be available in the United States and in certain other foreign jurisdictions. However, in the United States, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension in the United States does not extend to the full scope of the patent’s claims, but instead only as to the scope of the product as approved. The laws governing analogous patent term extensions in foreign jurisdictions vary widely and many differ from the process in the United States. Additionally, we may not receive a patent term extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. If we are unable to obtain a patent term extension for any particular patent, or the term of any such extension is less than we request, the period during which we will have the right to exclude others from using the patent rights will be shortened. Our competitors may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch a biosimilar product earlier than might otherwise be the case, which could reduce our revenue, possibly materially. In general, if we do not have sufficient patent term to protect our technologies and product candidates, our business and results of operations will be adversely affected.

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

Despite the implementation of security measures (including edge technology designed to identify and protect our network from infiltration by third-party systems), our internal computer systems and those of any third parties involved in our operations, including our third-party research institution collaborators, CROs, CDMOs, and other service providers, contractors, and consultants, including vendors of information technology and data security systems and services, are vulnerable to damage and interruptions from cyberattacks, security breaches and incidents, computer viruses, ransomware, fraud, and other compromises and incidents involving or leading to unauthorized access to or loss, modification, unavailability, use, disclosure, or other processing of confidential or proprietary information. This risk may be exacerbated by the availability and continued development and evolution of artificial intelligence and machine learning technologies (AI Technologies), which may enable threat actors to use more sophisticated means to damage or interrupt our systems or those of third parties. Further, use of AI Technologies may have unintended consequences, and it is not possible to predict all of the risks related to use of AI Technologies, whether by us or third parties, and how they may impact our business. In addition, certain systems or components thereof require enhanced or otherwise different security measures, which may require us to invest additional resources and may leave such systems more vulnerable to security compromises or incidents. These compromises and incidents may involve acts by current or former employees, service providers (including providers of information technology-specific services), nation states (including groups associated with or supported by foreign intelligence agencies), organized crime organizations, “hacktivists,” or others. For example, SolarWinds Corporation (SolarWinds), a provider of information technology monitoring and management products and services that we used, experienced a cyberattack in 2020 that was likely the result of a supply chain attack by an outside nation state. We took steps to mitigate the vulnerabilities identified within these products and, following our investigations, concluded that our confidential information was not materially accessed, lost, or stolen as a result of this cyberattack. However, there may be unknown effects from this or other cyberattacks that have occurred or may occur in the future, any of which could have a material negative impact on our business. In addition, in certain cases, we may rely on or incorporate third-party software, code, or other similar materials into our systems, processes, and operations, such as in the case of internal software development, which exposes us to various risks, including that such third-party materials may have harmful components that could enable access and harm to our systems and confidential information. If we are unable to or otherwise do not detect these harmful components, or are unable to manage their effects, our business could be significantly harmed.

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

Although we have not, to our knowledge, experienced any material system failure, accident, or security breach to date, because techniques used to obtain unauthorized access to or to sabotage systems are constantly evolving and generally are not recognized until they are launched against a target, we cannot be sure that our current practices, including our security and data protection efforts and investment in information security and technology, will detect or prevent future significant breakdowns, data leakages, breaches in our systems or the systems of third parties involved in our operations, such as service providers, contractors, and collaborators, or other compromises or incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. Any such event could materially disrupt our operations and programs, delay or otherwise negatively impact the development of our product candidates, and significantly harm our business. To the extent such an event leads to unauthorized access to or loss, modification, unavailability, use, disclosure, or other processing of personal information, including personal information regarding our clinical trial subjects or employees, or any reporting or belief such an event or impact has occurred, this could delay further development and commercialization of our product candidates, harm our reputation directly, require us to comply with federal or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. As a result, we could incur significant legal and financial exposure and reputational harm that could have a material adverse effect on our business. In any case, if we experience a cyberattack or security breach or incident, we could incur significant costs to remedy the resulting damage, including costs to deploy additional personnel and security and protection technologies, train employees, and engage third-party experts and consultants. We and the third parties involved in our operations may face difficulties and delays in identifying, responding to, and remediating security breaches and incidents, and we may find it necessary or appropriate to put in place additional measures designed to identify, protect against, and otherwise address cyberattacks and security breaches and incidents. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on commercially reasonable terms or at all.

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

We are exposed to the risk of fraud and other misconduct committed by our personnel and third parties that we engage or with which we collaborate in the course of our operations, including our employees, independent contractors, principal investigators, consultants, vendors, and commercial partners. It is not always possible to identify and deter misconduct or business noncompliance by such parties. We cannot ensure that precautions we take to detect and prevent inappropriate conduct, including our compliance controls, policies, and procedures, will in every instance protect us or be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from unlawful acts committed by such parties in the jurisdictions in which we operate, including trade restrictions and sanctions and employment, foreign corrupt practices, environmental, competition, and patient privacy and other data privacy and protection laws and regulations. Misconduct by any such third parties could include failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, report financial information or data accurately, comply with federal and state healthcare fraud and abuse laws and regulations, including prohibitions on pricing, discounting, labeling, marketing and promotion, sales commission, customer incentive programs, and other business arrangements, or disclose unauthorized activities to us. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. In addition, the use and expansion of prediction markets and other platforms that permit trading or wagering on company-, industry-, or product-related events may increase the risk of unauthorized disclosure or misuse of our confidential information by our personnel and third parties.

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

Further, there have been a number of, and there may in the future be, other policy, legislative, and regulatory proposals aimed at changing the pharmaceutical industry. The United States government, state legislatures, and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage, drug importation programs and proposals, and requirements for substitution of generic products for branded prescription drugs. For example, the current government administration has introduced various measures to address prescription drug pricing and access, including through issuance of an executive order aiming to establish a “most-favored-nation” drug pricing policy that would tie United States drug prices to the prices paid for drugs in other countries, which has prompted and may lead to additional government and industry action in furtherance of this policy, including agreements between the government and major pharmaceutical companies designed to bring American drug prices in line with the lowest price paid by other developed nations and the potential rollout of direct-to-consumer drug purchasing programs and platforms. In particular, the current administration has directed the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directed the United States Trade Representative (USTR) and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In addition, in January 2026, CMS launched the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model), which aims to ensure fair and reasonable drug prices for Medicaid through CMS-led negotiations with drug manufacturers. Under the GENEROUS Model, manufacturers will provide supplemental rebates to participating states for drugs included in the model to align Medicaid net prices with what certain other countries pay. The GENEROUS Model is voluntary for manufacturers and states. In October 2026, CMS published the Global Benchmark for Efficient Drug Pricing (GLOBE) Model final rule, which will implement a mandatory Medicare Part B five-year demonstration payment model that will require manufacturers of certain high-spend Part B drugs and biological products to pay rebates to CMS tied to international drug prices for those products. The final rule added exclusions for orphan-only drugs, cellular and gene therapy products, and plasma-derived products, and delayed the start of the first performance year to April 1, 2027. CMS also noted that it intends to waive GLOBE’s mandatory participation requirements for manufacturers in any calendar quarter during which they are participating in the GENEROUS Model. The final rule is subject of ongoing litigation, which may impact its implementation. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected could have a material adverse effect on our industry and our business generally, including by harming our ability to set adequate pricing for new drugs to recover research and development costs, our ability to attract potential investors and potential buyers in the future, or the pricing of any of our approved products in the United States or in foreign countries, and discouraging the commercialization of products outside of the United States. The timing and extent of implementation of any of the measures described above is uncertain and we cannot fully predict their impact on our product candidates and our business. However, the adoption of these and any other government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our product candidates from coverage, limit payments for pharmaceuticals, and impact healthcare systems and drug markets in the United States and abroad.

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

The GDPR and UK GDPR regulate cross-border transfers of personal data out of the EEA and the UK, respectively. Recent legal developments in Europe have created complexity and uncertainty regarding the legality of and requirements with respect to transfers of personal data from the EEA and UK to the United States and other countries in which we or our partners or service providers may operate. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses, which are a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely and expect to rely in the future on the EU standard contractual clauses, the UK Addendum to the EU standard contractual clauses, and the UK International Data Transfer Agreement, as applicable, to transfer personal data outside of the EEA and the UK, including to the United States. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect that the regulatory guidance and enforcement landscape will continue to develop in relation to transfers to the United States and elsewhere. For example, the European Commission has renewed the UK’s adequacy decision through December 2031 after assessing the UK Data Act, but such adequacy determination remains subject to potential revocation or modification. The United States also instituted rules, effective April 8, 2025, that prohibit or restrict certain transactions involving sensitive data and specific countries of concern, including China, and, among other requirements, may require United States businesses to seek assurances that foreign parties will not further share sensitive data with parties in countries of concern. As a result of these or other developments relating to cross-border data transfers, we may have to make certain operational changes and implement revised standard contractual clauses and other relevant documentation for data transfers within required time frames. If we are unable to transfer personal data between and among countries and regions in which we or our partners, collaborators, vendors, or clinical trial sites operate, or face restrictions in doing so, it could adversely affect the manner in which we operate our business, affect the geographical location or segregation of our relevant systems and operations, and adversely affect our financial results.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, in particular China, with respect to trade policies, including sanctions, treaties, tariffs, taxes, regulatory requirements, and other limitations on cross-border operations, including due to government administration policy changes that have occurred or may occur in the future. The United States government has and continues to make significant additional changes in United States trade policy and may continue to take future actions that could negatively impact United States trade. For example, the United States government has indicated its intent to modify United States trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. In addition, the United States continues to implement new, reinstated, or adjusted tariffs on a broad array of items from almost all trading partners under various legal authorities, including the International Emergency Economic Powers Act (IEEPA), Sections 122 and 301 of the Trade Act of 1974, Section 232 of the Trade Expansion Act of 1962, and Section 338 of the Tariff Act of 1930, and we expect that this practice may continue. For example, since July 2026, the United States government has imposed a new tariff of up to 100% on certain patented and branded pharmaceuticals and associated pharmaceutical ingredients. Further, the United States Department of Commerce has initiated additional Section 232 investigations into national security risks associated with the import of certain additional commodities, the United States government has announced plans to implement additional Section 232 tariffs on the import of generic medicines beginning in August 2028, and the Office of the USTR has initiated investigations under Section 301 of the Trade Act of 1974 into the trade policies and actions of numerous United States trading partners. The findings of these investigations, or future investigations under these or other authorities, could eventually support the imposition of additional tariffs. The extent and duration of any tariffs, the uncertainty around their implementation and the timing thereof, and the resulting impact on general economic conditions and on our business are uncertain and will depend on various factors, such as negotiations between the United States and other countries, the response of such countries, exemptions or exclusions that may be granted, and the availability and cost of alternative sources of supply of materials and other items that we or third parties we work with may import from affected countries. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what interactions, including products or services, may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any such actions by the United States government, including implementation or the threat of new tariffs, export controls, legislation, or regulations, if existing trade agreements are renegotiated, if the United States or other governments take retaliatory trade actions, or if any other similar changes occur, or if any of our interactions with parties affected by any such actions or changes become more costly or are limited or no longer possible, our business, liquidity, financial condition, or results of operations could be materially and adversely affected.

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

Third parties involved in our operations, including CDMOs and other service providers, partners, and collaborators, may also be impacted by various laws, regulations, or other government actions, including those described above, compliance with or the effect of which could negatively impact the ability of these third parties to perform their obligations under our agreements with or otherwise harm our relationships with such third parties. For example, legislation known as the BIOSECURE Act was enacted in December 2025 as part of the 2026 National Defense Authorization Act, and places limitations on certain interactions with certain Chinese and other biotechnology firms that may pose a threat to United States national security, and additional proposals have been raised regarding executive actions to further limit Chinese service providers’ ability to engage in business in the United States. To the extent that any third parties involved in our operations are the subject of these or similar future laws or actions, our relationships with these third parties, and our programs and business generally, could be materially negatively impacted.

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

As of September 30, 2026, we had $121.7 million in cash, cash equivalents, and marketable securities. As described elsewhere in this Quarterly Report, due to our recurring operating losses and negative cash flows from operations, management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report, raising substantial doubt as to our ability to continue as a going concern. Accordingly, we will need to raise additional funding in order to execute on our current business plans and strategy. As described elsewhere in these Risk Factors, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all, and the terms of any financing may adversely affect our stockholders. Moreover, we could use our capital resources more quickly than we currently expect, which could require us to seek additional funds sooner than planned, including through public or private equity or debt financings or other sources, such as strategic collaborations. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates, and the issuance of additional securities, whether equity, traditional debt, or other debt-like arrangements, by us, or the possibility of such issuance, may cause the market price of our shares to decline. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We have a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since inception, have not generated any revenue from product sales, and have financed our operations historically through several equity financings. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. We had net losses of $90.4 million and $185.3 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1.9 billion, which includes cumulative non-cash charges related to the revaluation of our success payment liabilities and contingent consideration of $14.2 million and $44.1 million, respectively. Our losses have resulted principally from expenses incurred for the research and development of our ex vivo and in vivo cell engineering platforms, management and administrative costs, and other expenses incurred while building our business infrastructure.

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

We agreed to make success payments, payable in cash, pursuant to our license agreement with Harvard and contingent consideration and a success payment, payable in cash or stock, pursuant to our acquisition agreement with Cobalt. Pursuant to the terms of our license agreement with Harvard, we may be required to make up to an aggregate of $175.0 million in success payments to Harvard (Harvard Success Payments), payable in cash, based on increases in the per share fair market value of our common stock. The potential Harvard Success Payments are based on multiples of increasing value ranging from 5x to 40x based on a comparison of the per share fair market value of our common stock relative to the original issuance price of $4.00 per share at ongoing pre-determined valuation measurement dates. The Harvard Success Payments can be achieved over a maximum of 12 years from the effective date of the agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous Harvard Success Payments made are credited against the Harvard Success Payment owed as of any valuation measurement date so that Harvard does not receive multiple success payments in connection with the same threshold. As of September 30, 2026, a Harvard Success Payment had not been triggered. See Note 5, License and collaboration agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more details on the various per share common stock values that trigger a Harvard Success Payment.

Pursuant to the terms of the Cobalt acquisition agreement, which was amended in August 2026, we are obligated to pay to certain former Cobalt stockholders contingent consideration (Cobalt Contingent Consideration) of up to an aggregate of $500.0 million and a success payment (Cobalt Success Payment) of $500.0 million, each of which is payable in cash or stock. The August 2026 amendment restructured the Cobalt Contingent Consideration to (i) expand the Cobalt Contingent Consideration triggers to include both the achievement of specified development milestones and our receipt of payment from business development transactions involving the fusogen technology and (ii) reduce or defer the payment of certain milestone amounts until a change of control. The Cobalt Success Payment would become payable if our market capitalization equals or exceeds $8.1 billion, and we are advancing a product developed using the fusogen technology in a clinical trial pursuant to an IND, or are in the process of filing or have filed for, or received approval for, a BLA or new drug application for such product. The Cobalt Success Payment may alternatively become payable in connection with a change of control if at least one product developed using the fusogen technology is the subject of an active research program at the time of such change of control. If our market capitalization is below certain threshold amounts as of the date of a change of control, the amount of the Cobalt Success Payment will decrease, and the amount of potential Cobalt Contingent Consideration will increase, as described in Note 4, Acquisitions to our condensed consolidated financial statements included elsewhere in this Quarterly Report. The Cobalt Success Payment may become payable over a maximum of 20 years from the date of the acquisition. As of September 30, 2026, no Cobalt Contingent Consideration or Cobalt Success Payment had been triggered.

In order to satisfy our obligations to make these payments, if and when they are triggered, we may issue equity, which may cause dilution to our stockholders, or we may use our existing cash or incur debt to satisfy the payment obligations in cash, which may adversely affect our financial position. Further, any amounts that may become payable in connection with a change of control, including the Cobalt Success Payment, certain Cobalt Contingent Consideration, and certain Harvard Success Payments, could reduce the potential value of such change of control for our stockholders. In addition, these payments may impede our ability to raise money in future public offerings of debt or equity securities or to obtain a third-party line of credit.

The contingent consideration and success payment obligations in our license and acquisition agreements may cause our operating results, net income or loss, and financial condition as reported by United States generally accepted accounting principles to fluctuate significantly from period to period, which may limit the usefulness of our financial statements.

Our success payment and contingent consideration obligations under our license and acquisition agreements are recorded as liabilities on our balance sheets. Under United States generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities at the end of each quarter, with changes in their estimated fair value recorded in research and development-related success payments and contingent consideration. Factors that may affect the estimated fair value of the success payment liabilities include, among others, changes in the value of our common stock and market capitalization, changes in volatility, the estimated number and timing of valuation measurement dates, the term of the success payments, and changes in the risk-free interest rate. Factors that may affect the estimated fair value of our contingent consideration obligations include, among others, the estimated likelihood and timing of achieving milestones, the estimated amount, likelihood, and timing of our receipt of payments from business development transactions involving the fusogen technology, and the estimated discount rates. Small changes in the inputs and assumptions used to value our success payment and contingent consideration liabilities may result in relatively large changes in their estimated fair values and the related expense or gain. As a result, our GAAP operating results, net income or loss, and financial condition may fluctuate significantly from period to period for reasons unrelated to our underlying operating performance, which may limit the usefulness of our reported results in evaluating our financial performance and comparing results across periods.

As of September 30, 2026 and December 31, 2025, the estimated aggregate fair value of the Cobalt Success Payment and Harvard Success Payment liabilities was $16.6 million and $19.2 million, respectively, and the estimated fair value of the Cobalt Contingent Consideration was $95.4 million and $123.7 million, respectively. For the three months ended September 30, 2026, we recorded gains of $7.6 million and $0.3 million, respectively, related to the changes in the estimated fair value of the Cobalt Success Payment and Harvard Success Payment liabilities. For the three months ended September 30, 2026, we recorded a gain of $55.5 million related to the change in the estimated fair value of the Cobalt Contingent Consideration, which was primarily driven by changes to the inputs and assumptions used to value the Cobalt Contingent Consideration as a result of the August 2026 amendment to the Cobalt acquisition agreement. These gains contributed to our net income for the quarter.

Although we may report net income for a particular period, we have incurred significant net losses since inception and expect to continue to incur net losses for the foreseeable future. Future fluctuations in the factors affecting the valuation of our success payment and contingent consideration liabilities could affect their estimated fair values. The resulting gains could cause us to report net income in a future period despite incurring operating losses and negative cash flows during that period. Alternatively, significant stock appreciation or other changes in valuation inputs and assumptions could increase these liabilities and significantly increase our reported GAAP net loss.

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

As of September 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, beneficially owned, in the aggregate, approximately 51.8% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders may feel are in their best interests.

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

If our existing stockholders sell, indicate an intention to sell, or there is a perception in the market that they intend to sell, a large number of shares of our common stock, the trading price of our common stock could decline. As of September 30, 2026, 299.5 million shares of our common stock were outstanding, which excludes shares of common stock issued upon exercise of outstanding equity awards, in each case, after September 30, 2026, and 43.3% of such shares were beneficially owned by holders of 5% or more of our common stock. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, applicable lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (Securities Act). If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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
•
perceptions regarding the significance of data from clinical trials involving our product candidates or technologies, particularly preliminary data;
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

We or our partners, CROs, CDMOs, or other service providers, may experience interruptions to our operations, including the conduct of our research and development programs, clinical trials, and manufacturing operations, due to natural disasters, including earthquakes, fires, typhoons, and floods, public health epidemics, hardware, software, telecommunication or electrical failures, geo-political actions, including war and terrorism, political and economic instability, or other events beyond our control, which could significantly disrupt or harm our business.

Our corporate headquarters and other facilities are located in areas that have experienced significant natural disasters, including the San Francisco Bay Area and Seattle, Washington, each of which has experienced severe effects from wildfires and, in the case of the San Francisco Bay Area, severe earthquakes. We do not carry earthquake insurance. Earthquakes, wildfires, or other natural disasters could severely disrupt our operations, and could materially and adversely affect our business, financial condition, results of operations, and prospects. If a natural disaster, electrical failure, or other event, such as facility contamination, occurs that prevents us from using all or a significant portion of our headquarters or other facilities, damages critical infrastructure, or otherwise disrupts operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, a prolonged electrical failure could result in damage to or destruction of materials that are critical for our research and manufacturing operations, including our master cell banks, which would delay the advancement of our programs and materially harm our business, operating results, prospects, or financial condition. In addition, a failure of our computing systems could result in the loss of research or preclinical data important to our research or development programs, interrupt the conduct of ongoing research, or otherwise impair our ability to operate, which could delay the advancement of our programs or cause us to incur costs to recover or reproduce lost data. In addition, if in the future a natural disaster, power outage, or other event, such as facility contamination, occurred that prevented us from using all or a significant portion of any manufacturing capabilities we may have, we may not be able to manufacture sufficient supply of our product candidates required to conduct our clinical trials or commercialize our products in accordance with our timelines or at all. The disaster recovery and business continuity plans we currently have in place are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, together with our lack of earthquake insurance in particular, could have a material adverse effect on our business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an emerging growth company, our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we have implemented and may need to continue to implement additional financial and management controls, reporting systems, and procedures, and may need to hire additional accounting and finance staff.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended September 30, 2026.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 9, 2021).

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252061), filed with the SEC on January 28, 2021).

4.3	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on February 8, 2024).

4.4	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39941), filed with the SEC on August 7, 2025).

10.1*	Second Amendment to License Agreement by and between Flagship Pioneering Innovations V, Inc. and Cobalt Biomedicine, Inc., dated as of August 31, 2026.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SANA BIOTECHNOLOGY, INC.

Date: November 5, 2026	By:	/s/ Steven D. Harr, M.D.
Steven D. Harr, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Brian Piper
Brian Piper
Executive Vice President, Chief Financial Officer (Principal Financial Officer)